Form 10-Q
period 2016-09-30
TRIBUNE MEDIA CO
filed 2016-11-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☒
As of October 31, 2016, 87,408,778 shares of the registrant’s Class A Common Stock and 5,605 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item No.			Page
Part I. Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and September 30, 2015		2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and September 30, 2015		3
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015		4
	Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2016		6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015		7
	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1:	Basis of Presentation and Significant Accounting Policies	9
	Note 2:	Acquisitions	13
	Note 3:	Changes in Operations	15
	Note 4:	Assets Held for Sale and Sales of Real Estate	16
	Note 5:	Goodwill, Other Intangible Assets and Liabilities	17
	Note 6:	Investments	19
	Note 7:	Debt	22
	Note 8:	Fair Value Measurements	26
	Note 9:	Commitments and Contingencies	28
	Note 10:	Income Taxes	33
	Note 11:	Pension and Other Retirement Plans	35
	Note 12:	Capital Stock	35
	Note 13:	Stock-Based Compensation	37
	Note 14:	Earnings Per Share	40
	Note 15:	Accumulated Other Comprehensive Income (Loss)	42
	Note 16:	Related Party Transactions	42
	Note 17:	Business Segments	43
	Note 18:	Condensed Consolidating Financial Information	44
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		55
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		80
Item 4.	Controls and Procedures		80
Part II. Other Information
Item 1.	Legal Proceedings		82
Item 1A.	Risk Factors		83
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		83
Item 3.	Defaults Upon Senior Securities		84
Item 4.	Mine Safety Disclosures		84
Item 5.	Other Information		84
Item 6.	Exhibits		84
Signature			85
Exhibit Index			86

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating Revenues
Television and Entertainment	$459,145	$429,700	$1,380,991	$1,285,622
Digital and Data	49,064	46,561	149,651	140,388
Other	9,860	12,333	34,055	36,845
Total operating revenues	518,069	488,594	1,564,697	1,462,855
Operating Expenses
Programming	149,480	116,295	396,450	347,493
Direct operating expenses	119,002	110,808	348,276	326,329
Selling, general and administrative	172,229	153,876	535,152	469,374
Depreciation	18,710	19,027	53,567	54,047
Amortization	49,396	49,780	148,195	145,988
(Gain) loss on sales of real estate, net	(213,168)	—	(212,719)	97
Total operating expenses	295,649	449,786	1,268,921	1,343,328
Operating Profit	222,420	38,808	295,776	119,527
Income on equity investments, net	31,737	36,987	114,295	119,834
Interest and dividend income	534	162	920	572
Interest expense	(42,121)	(42,529)	(126,004)	(122,115)
Loss on extinguishment of debt	—	—	—	(37,040)
Gain on investment transactions	—	3,250	—	12,070
Other non-operating gain, net	57	2,306	478	2,517
Reorganization items, net	(434)	188	(1,234)	(1,432)
Income Before Income Taxes	212,193	39,172	284,231	93,933
Income tax expense	66,428	11,314	288,936	32,923
Net Income (Loss)	$145,765	$27,858	$(4,705)	$61,010

Net Earnings (Loss) Per Common Share:
Basic	$1.62	$0.29	$(0.05)	$0.63
Diluted	$1.61	$0.29	$(0.05)	$0.63

Regular dividends declared per common share	$0.25	$0.25	$0.75	$0.50

Special dividends declared per common share	$—	$—	$—	$6.73

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income (Loss)	$145,765	$27,858	$(4,705)	$61,010

Other Comprehensive Income (Loss), net of taxes
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan losses arising during the period, net of taxes of $1,303 for the three months ended September 30, 2015, and $2,367 and $(434) for the nine months ended September 30, 2016 and September 30, 2015, respectively	—	2,021	3,671	(673)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(28) and $2 for the three months ended September 30, 2016 and September 30, 2015, respectively, and $(85) and $7 for the nine months ended September 30, 2016 and September 30, 2015, respectively	(44)	4	(132)	11
Change in unrecognized benefit plan gains and losses, net of taxes	(44)	2,025	3,539	(662)
Unrealized gain on marketable securities:
Change in unrealized holding gain arising during the period, net of taxes of $341 and $(1,152) for three months ended September 30, 2016 and September 30, 2015, respectively, and $1,026 and $(2,340) for the nine months ended September 30, 2016 and September 30, 2015, respectively	593	(1,785)	1,591	(3,628)
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(103) and $(741) for the three months ended September 30, 2016 and September 30, 2015, respectively, and $(1,198) and $(1,148) for the nine months ended September 30, 2016 and September 30, 2015, respectively	2,135	(4,011)	2,002	(8,879)
Other Comprehensive Income (Loss), net of taxes	2,684	(3,771)	7,132	(13,169)
Comprehensive Income	$148,449	$24,087	$2,427	$47,841

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$643,698	$262,644
Restricted cash and cash equivalents	17,566	17,595
Accounts receivable (net of allowances of $11,006 and $8,176)	425,264	466,628
Broadcast rights	186,906	160,240
Income taxes receivable	2,764	42,838
Prepaid expenses	53,645	63,337
Other	9,293	8,663
Total current assets	1,339,136	1,021,945
Properties
Property, plant and equipment	752,838	818,658
Accumulated depreciation	(202,563)	(160,801)
Net properties	550,275	657,857
Other Assets
Broadcast rights	174,112	203,422
Goodwill	3,563,522	3,561,812
Other intangible assets, net	2,092,925	2,240,199
Assets held for sale	17,878	206,422
Investments	1,667,411	1,692,700
Other	92,417	124,506
Total other assets	7,608,265	8,029,061
Total Assets	$9,497,676	$9,708,863

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	September 30, 2016	December 31, 2015
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$65,418	$60,394
Debt due within one year (net of unamortized discounts and debt issuance costs of $7,927 and $7,979)	19,914	19,862
Income taxes payable	64,269	3,458
Employee compensation and benefits	75,830	87,976
Contracts payable for broadcast rights	253,259	236,676
Deferred revenue	45,032	44,721
Interest payable	13,899	33,828
Other	41,452	53,885
Total current liabilities	579,073	540,800
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $41,572 and $48,809)	3,395,845	3,409,489
Deferred income taxes	1,026,745	984,032
Contracts payable for broadcast rights	348,096	385,107
Contract intangible liability, net	25	13,772
Pension obligations, net	431,935	456,073
Postretirement, medical, life and other benefits	15,028	16,092
Other obligations	69,934	71,776
Total non-current liabilities	5,287,608	5,336,341
Total Liabilities	5,866,681	5,877,141

Commitments and Contingent Liabilities (Note 9)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at September 30, 2016 and at December 31, 2015	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 100,384,850 shares issued and 88,765,174 shares outstanding at September 30, 2016 and 100,015,546 shares issued and 92,345,330 shares outstanding at December 31, 2015	100	100
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,605 shares at September 30, 2016 and at December 31, 2015	—	—
Treasury stock, at cost: 11,619,676 shares at September 30, 2016 and 7,670,216 shares at December 31, 2015	(557,688)	(400,153)
Additional paid-in-capital	4,573,854	4,619,618
Retained deficit	(327,056)	(322,351)
Accumulated other comprehensive loss	(63,884)	(71,016)
Total Tribune Media Company shareholders’ equity	3,625,326	3,826,198
Noncontrolling interest	5,669	5,524
Total shareholders’ equity	3,630,995	3,831,722
Total Liabilities and Shareholders’ Equity	$9,497,676	$9,708,863

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2015	$3,831,722	$(322,351)	$(71,016)	$4,619,618	$(400,153)	$5,524	$100	100,015,546	$—	5,605
Comprehensive income:
Net loss	(4,705)	(4,705)	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	7,132	—	7,132	—	—	—	—	—	—	—
Comprehensive income	2,427
Regular dividends declared to shareholders and warrant holders, $0.75 per share (1)	(68,684)	—	—	(68,684)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	132,066	—	—
Stock-based compensation	27,471	—	—	27,471	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,540)	—	—	(4,551)	11	—	—	237,238	—	—
Common stock repurchases	(157,546)	—	—	—	(157,546)	—	—	—	—	—
Contributions from noncontrolling interest	145	—	—	—	—	145	—	—	—	—
Balance at September 30, 2016	$3,630,995	$(327,056)	$(63,884)	$4,573,854	$(557,688)	$5,669	$100	100,384,850	$—	5,605

(1) Includes $1.1 million of granted dividend equivalent units.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating Activities
Net (loss) income	$(4,705)	$61,010
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	27,608	24,129
Pension credit, net of contributions	(18,083)	(21,875)
Depreciation	53,567	54,047
Amortization of contract intangible assets and liabilities	(10,778)	(10,842)
Amortization of other intangible assets	148,195	145,988
Income on equity investments, net	(114,295)	(119,834)
Distributions from equity investments	143,557	156,395
Non-cash loss on extinguishment of debt	—	33,480
Original issue discount payments	—	(6,158)
Amortization of debt issuance costs and original issue discount	8,368	9,475
Gain on investment transactions	—	(12,070)
Impairment of real estate	15,102	—
(Gain) loss on sales of real estate	(212,719)	97
Other non-operating gain	(478)	(553)
Change in excess tax benefits from stock-based awards	—	570
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	42,183	15,996
Prepaid expenses and other current assets	8,856	(54,125)
Accounts payable	2,325	(15,343)
Employee compensation and benefits, accrued expenses and other current liabilities	(38,200)	39,569
Deferred revenue	(90)	5,442
Income taxes	100,861	(189,866)
Change in broadcast rights, net of liabilities	(19,913)	8,746
Deferred income taxes	40,160	(107,196)
Other, net	15,019	(9,157)
Net cash provided by operating activities	186,540	7,925

Investing Activities
Capital expenditures	(61,855)	(63,775)
Acquisitions, net of cash acquired	—	(75,000)
Transfers from restricted cash	297	1,091
Investments	(3,451)	(3,011)
Distributions from equity investments	—	4,707
Proceeds from sales of real estate and other assets	507,050	22,050
Net cash provided by (used in) investing activities	442,041	(113,938)

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Financing Activities
Long-term borrowings	—	1,100,000
Repayments of long-term debt	(20,881)	(1,107,302)
Long-term debt issuance costs	(784)	(20,202)
Payments of dividends	(68,684)	(696,364)
Settlements of contingent consideration, net	(3,636)	1,174
Common stock repurchases	(149,147)	(272,812)
Change in excess tax benefits from stock-based awards	—	(570)
Tax withholdings related to net share settlements of share-based awards	(4,540)	(4,264)
Proceeds from stock option exercises	—	166
Contributions from noncontrolling interest	145	1,324
Net cash used in financing activities	(247,527)	(998,850)

Net Increase (Decrease) in Cash and Cash Equivalents	381,054	(1,104,863)
Cash and cash equivalents, beginning of period	262,644	1,455,183
Cash and cash equivalents, end of period	$643,698	$350,320

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$137,417	$106,987
Income taxes, net	$159,152	$331,145

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2016 and the results of operations and cash flows for the three and nine months ended September 30, 2016 and September 30, 2015. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and in August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” The Company adopted ASU 2015-03 and ASU 2015-15 retrospectively in the first quarter of fiscal 2016 and presented debt issuance costs as a direct deduction from the carrying amount of an associated debt liability, with the exception of debt issuance costs related to the Company’s Revolving Credit Facility which continue to be presented as an asset and amortized over the appropriate term. As a result of this reclassification, the carrying value of the Company’s debt as of December 31, 2015 decreased by $50 million (see Note 7 for additional information).
Broadcast Rights—The Company amortizes its broadcast rights costs over the period in which an economic benefit is expected to be derived based on the timing of the usage and benefit from such programming. Newer licensed/acquired programming and original produced programming are generally amortized on an accelerated basis as the episodes are aired. For certain categories of licensed programming and feature films that have been exploited through previous cycles, amortization expense is recorded on a straight-line basis. The Company also has commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. Management’s judgment is required in determining the timing of the expensing of these costs, and includes analyses of historical and estimated future revenue and ratings patterns for similar programming. The Company regularly reviews, and revises when necessary, its revenue estimates, which may result in a change in the rate of amortization. Amortization of broadcast rights are expensed to programming in the Company’s unaudited Condensed Consolidated Statements of Operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company carries its broadcast rights at the lower of unamortized cost or estimated net realizable value. The Company evaluates the net realizable value of broadcast rights on a daypart, series, or title-by-title basis, as appropriate. Changes in management’s intended usage of a specific daypart, series, or program would result in a reassessment of the net realizable value, which could result in an impairment. The Company determines the net realizable value and estimated fair value, as appropriate, based on a projection of the estimated advertising revenues and carriage/retransmission revenues, less certain direct costs of delivery, expected to be generated by the program material, all of which are classified in Level 3 of the fair value hierarchy. If the Company’s estimates of future revenues decline, amortization expense could be accelerated or impairment adjustments may be required. The Company assesses future seasons of syndicated programs that the Company is committed to acquire for impairment as they become available to the Company for airing. Any impairments of programming rights are expensed to programming in the Company’s unaudited Condensed Consolidated Statements of Operations. As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, the Company recognized an impairment charge of $37 million for the syndicated program Elementary at WGN America in the third quarter of 2016.
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
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the Federal Communications Commission (the “FCC”) related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and September 30, 2015 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended September 30, 2016 and September 30, 2015 were $17 million and $16 million, respectively, and for the nine months ended September 30, 2016 and September 30, 2015, were $52 million and $48 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and September 30, 2015 were $3 million and $2 million, respectively, and for the nine months ended September 30, 2016 and September 30, 2015, were $10 million and $9 million, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	September 30, 2016	December 31, 2015 (1)
Property, plant and equipment, net	$161	$371
Broadcast rights	3,573	2,748
Other intangible assets, net	85,074	92,970
Other assets	187	111
Total Assets	$88,995	$96,200

Debt due within one year	$3,999	$3,989
Contracts payable for broadcast rights	3,675	3,016
Long-term debt	11,769	14,736
Other liabilities	104	55
Total Liabilities	$19,547	$21,796

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03.
New Accounting Standards—In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” The standard addresses several specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash activities are presented and classified in the statement of cash flows. The cash flow issues addressed include debt prepayment or extinguishment costs, settlement of debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, distributions received from equity method investees and cash receipts and payments that may have aspects of more than one class of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probably” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, which will eliminate additional paid-in capital pools. Companies are to apply this amendment prospectively. The guidance also requires companies to present excess tax benefits as an operating activity on the statement of cash flows, which can be applied retrospectively or prospectively. The guidance in ASU

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2016-09 will allow an employer to repurchase more of an employees’ shares than it can today for tax withholding purposes without triggering liability accounting. Additionally, the guidance requires companies to make a policy election to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change. The election must be adopted using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted but all of the guidance must be adopted in the same period. The Company is currently evaluating the timing and the impact of adopting ASU 2016-09 on its consolidated financial statements.
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
The purchase prices for the above acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes were allocated to goodwill, which will not be deductible for tax purposes due to the acquisitions being stock acquisitions. In connection with these acquisitions, the Company incurred a total of $3 million of transaction costs, which were recorded in selling, general and administrative expenses (“SG&A”) in the Company’s unaudited Condensed Consolidated Statements of Operations.

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other
On July 4, 2014, the Company completed the acquisition of all of the outstanding and issued equity interests of What’s On India Media Private Limited (“What’s ON”) for a purchase price of $27 million, net of cash acquired, consisting of $21 million, net initial cash consideration and $6 million recorded as the net present value (“NPV”) of additional deferred payments. At the time of the acquisition, the Company determined that the acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million, which should be accounted for as compensation expense as the payments are earned, in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC Topic 805”). In each of the second quarter of 2015 and third quarter of 2016, the Company made payments of $4 million, to selling management shareholders pursuant to such arrangements.
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—The Company recorded pretax charges, mainly consisting of employee severance costs and associated termination benefits, totaling $8 million in both the three and nine months ended September 30, 2016. Additionally, the Company recorded pretax charges for severance and related expenses totaling $3 million and $4 million in the three and nine months ended September 30, 2015, respectively. These charges are included in direct operating expenses or SG&A, as appropriate, in the Company’s unaudited Condensed Consolidated Statements of Operations.
The following table summarizes these severance and related charges by business segment for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Television and Entertainment	$6,844	$1,470	$6,865	$2,006
Digital and Data	476	759	476	570
Corporate and Other	408	373	1,157	1,262
Total	$7,728	$2,602	$8,498	$3,838
Changes to the accrued liability for severance and related expenses during the nine months ended September 30, 2016 were as follows (in thousands):

Balance at December 31, 2015	$4,453
Additions	8,498
Payments and other	(4,146)
Balance at September 30, 2016	$8,805

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: ASSETS HELD FOR SALE AND SALES OF REAL ESTATE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheet consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Real estate	$17,878	$206,422
As of September 30, 2016, the Company had 8 real estate properties held for sale. As of December 31, 2015, the real estate properties held for sale included Tribune Tower in Chicago, IL (“Tribune Tower”), the north block of the Los Angeles Times Square property in downtown Los Angeles, CA (“LA Times Property”) and the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA (“Olympic Facility”). The combined net carrying value of $18 million and $206 million for the properties held for sale is included in assets held for sale in the Company’s Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, respectively.
The Company recorded charges of $1 million and $15 million in the three and nine months ended September 30, 2016, respectively, to write down certain properties to their estimated fair value, less the expected selling costs, which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy.
Sales of Real Estate—In the three and nine months ended September 30, 2016, the Company sold several properties for net pretax proceeds totaling $473 million and $505 million, respectively, and recognized a net pretax gain of $213 million in the three and nine months ended September 30, 2016, as further described below. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
On May 2, 2016, the Company sold its Deerfield Beach, FL property for net proceeds of $24 million, and on June 2, 2016, the Company sold its Allentown, PA property for net proceeds of $8 million. In the second quarter of 2016, the Company recorded a net pretax loss of less than $1 million on the sale of these properties that is included in SG&A.
On July 7, 2016, the Company sold its Seattle, WA property for net proceeds of $19 million and entered into a lease retaining the use of more than a minor portion of the property. The Company recorded a deferred pretax gain of $8 million on the sale which will be amortized over the life of the lease due to the transaction being a sale-leaseback. On July 12, 2016, the Company sold two of its Orlando, FL properties for net proceeds of $34 million and recorded a pretax gain of $2 million. On July 14, 2016, the Company sold its Arlington Heights, IL property for net proceeds of $0.4 million. On September 26, 2016, the Company sold Tribune Tower and the LA Times Property for net proceeds of $200 million and $102 million, respectively, and recognized a pretax gain of $93 million and $59 million, respectively. Pursuant to the terms of the sale agreements, the Company could receive contingent payments of up to an additional $35 million related to the Tribune Tower transaction and an additional $10 million related to the LA Times Property transaction. For both the Tribune Tower and LA Times Property sales, the contingent payments become payable if certain conditions are met pertaining to development rights related to the respective buyer’s plans for development of portions of the two properties. The contingency period for both properties ends five years from the sale date with the possibility of extension in certain circumstances. On September 27, 2016, the Company sold the Olympic Facility for net proceeds of $119 million and recognized a pretax gain of $59 million.
Additionally, as of November 9, 2016, the Company has agreements for the sales of certain broadcasting real estate properties located in Chicago, IL and Portsmouth, VA, some of which will qualify as sale-leasebacks. All of these transactions are expected to close during the fourth quarter of 2016. The closing of these transactions is subject to certain adjustments and customary closing conditions and there can be no assurance that these sales will be completed in a timely manner or at all.
In the nine months ended September 30, 2015, the Company sold two properties which were located in Bel Air, MD and Newport News, VA for net proceeds of $5 million and recorded a net pretax loss of less than $1 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: GOODWILL, OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(49,688)	$162,312	$212,000	$(39,750)	$172,250
Advertiser relationships (useful life of 8 years)	168,000	(78,750)	89,250	168,000	(63,000)	105,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(123,322)	238,678	362,000	(92,113)	269,887
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(264,484)	565,616	830,100	(196,955)	633,145
Other customer relationships (useful life of 3 to 16 years)	115,729	(31,860)	83,869	114,827	(23,315)	91,512
Content databases (useful life of 5 to 16 years)	134,864	(31,721)	103,143	134,299	(23,623)	110,676
Other technology (useful life of 4 to 10 years)	47,275	(14,611)	32,664	47,011	(9,733)	37,278
Trade names and trademarks (useful life of 3 to15 years)	14,121	(2,511)	11,610	13,853	(1,625)	12,228
Other (useful life of 3 to 11 years)	14,626	(6,243)	8,383	16,337	(5,514)	10,823
Total	$1,898,715	$(603,190)	1,295,525	$1,898,427	$(455,628)	1,442,799
Other intangible assets not subject to amortization
FCC licenses			782,600			782,600
Trade name			14,800			14,800
Total other intangible assets, net			2,092,925			2,240,199
Goodwill
Television and Entertainment			3,220,300			3,220,300
Digital and Data			343,222			341,512
Total goodwill			3,563,522			3,561,812
Total goodwill and other intangible assets			$5,656,447			$5,802,011

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets during the nine months ended September 30, 2016 were as follows (in thousands):

	Television and Entertainment	Digital and Data	Total
Other intangible assets subject to amortization
Balance as of December 31, 2015	$1,185,215	$257,584	$1,442,799
Amortization (1)	(125,258)	(23,786)	(149,044)
Balance sheet reclassifications	9	—	9
Foreign currency translation adjustment	—	1,761	1,761
Balance as of September 30, 2016	$1,059,966	$235,559	$1,295,525

Other intangible assets not subject to amortization
Balance as of September 30, 2016 and December 31, 2015	$797,400	$—	$797,400

Goodwill
Gross balance as of December 31, 2015	$3,601,300	$341,512	$3,942,812
Accumulated impairment losses as of December 31, 2015	(381,000)	—	(381,000)
Balance as of December 31, 2015	$3,220,300	$341,512	$3,561,812
Foreign currency translation adjustment	—	1,710	1,710
Balance as of September 30, 2016	$3,220,300	$343,222	$3,563,522
Total goodwill and other intangible assets as of September 30, 2016	$5,077,666	$578,781	$5,656,447

(1)	Amortization of intangible assets includes $1 million related to lease contract intangible assets and is recorded in SG&A in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company's intangible liabilities subject to amortization consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$—	$—	$—	$80,440	$(66,729)	$13,711
Lease contract intangible liabilities	209	(184)	25	209	(148)	61
Total intangible liabilities subject to amortization	$209	$(184)	$25	$80,649	$(66,877)	$13,772
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
The net changes in the carrying amounts of intangible liabilities during the nine months ended September 30, 2016 were as follows (in thousands):

Television and Entertainment
Intangible liabilities subject to amortization
Balance as of December 31, 2015	$13,772
Amortization	(11,627)
Balance sheet reclassifications (1)	(2,120)
Balance as of September 30, 2016	$25

(1)	Represents net reclassifications which are reflected as an increase to broadcast rights assets in the Company’s unaudited Consolidated Balance Sheet at September 30, 2016.
Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $50 million for the remainder of 2016, $198 million in 2017, $197 million in 2018, $169 million in 2019, $161 million in 2020 and $127 million in 2021.
NOTE 6: INVESTMENTS
Investments consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Equity method investments	$1,636,068	$1,668,316
Cost method investments	24,248	20,868
Marketable equity securities	7,095	3,516
Total investments	$1,667,411	$1,692,700
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income from equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income from equity investments, net, before amortization of basis difference	$45,381	$50,549	$155,254	$160,520
Amortization of basis difference	(13,644)	(13,562)	(40,959)	(40,686)
Income from equity investments, net	$31,737	$36,987	$114,295	$119,834
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cash distributions from equity investments	$17,953	$31,954	$143,557	$161,102
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.266 billion and $1.314 billion at September 30, 2016 and December 31, 2015, respectively. The Company recognized equity income from TV Food Network of $24 million and $26 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and equity income of $94 million and $92 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company received cash distributions from TV Food Network of $18 million and $16 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and cash distributions of $144 million and $145 million in the nine months ended September 30, 2016 and September 30, 2015, respectively.
On October 24, 2016, Tribune (FN) Cable Ventures, LLC, a wholly-owned subsidiary of the Company, entered into an extension of the partnership agreement governing TV Food Network, which extended the term of the partnership until December 31, 2020.
CareerBuilder—The Company’s 32% investment in CareerBuilder, LLC (“CareerBuilder”) totaled $349 million and $331 million at September 30, 2016 and December 31, 2015, respectively. The Company recognized equity income from CareerBuilder of $8 million and $11 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and equity income of $22 million and $28 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company received cash distributions from CareerBuilder of $16 million in the three and nine months ended September 30, 2015.
Dose Media—The Company’s 25% investment in Dose Media, LLC (“Dose Media”) totaled $13 million and $15 million at September 30, 2016 and December 31, 2015, respectively.
Classified Ventures—As further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, on October 1, 2014, the Company sold its entire 27.8% equity interest in Classified Ventures, LLC (“CV”) to TEGNA, Inc. (“TEGNA”). The Company’s portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million was held in escrow and paid in the fourth quarter of 2015. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. On April 2, 2015, the Company received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which is reflected as a non-operating gain in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues, net	$275,758	$264,997	$851,209	$804,630
Operating income	$150,471	$123,579	$520,848	$405,605
Net income	$116,431	$124,347	$421,961	$414,272
Summarized financial information for CareerBuilder is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues, net	$180,917	$175,540	$532,823	$526,728
Operating income	$28,506	$37,353	$77,433	$101,293
Net income	$28,446	$36,470	$77,600	$97,884

Marketable Equity Securities—As further described in Note 2 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of tronc, Inc. (“tronc”) (formerly Tribune Publishing Company) common stock, representing 1.5% of the then-outstanding common stock of tronc. The Company classified the shares of tronc common stock as available-for-sale securities. As of September 30, 2016, the fair value and cost basis of the Company’s investment in tronc was $6 million and $0, respectively. As of September 30, 2016, the gross unrealized holding gain relating to the Company’s investment in tronc was $6 million and is reflected in accumulated other comprehensive income, net of taxes, in the Company’s unaudited Condensed Consolidated Balance Sheet.

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
Newsday Transactions—As defined and further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Newsday Transactions on July 29, 2008. On September 2, 2015, the Company sold its 3% interest in Newsday Holdings LLC (“NHLLC”) to CSC Holdings, LLC (“CSC”) for $8 million and recognized a $3 million gain in connection with the sale. The Company’s remaining deferred tax liability of $101 million (as described in Note 10) became payable upon consummation of the sale. The tax payments were made in the fourth quarter of 2015.
Variable Interests—The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of ASC Topic

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

810, “Consolidation.” ASC Topic 810 requires an ongoing qualitative assessment of VIEs to assess which entity is the primary beneficiary as it has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. At September 30, 2016 and December 31, 2015, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for additional information relating to these entities.
The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $4 million at both September 30, 2016 and December 31, 2015.
The Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The results of operations of the VIE as of and for the nine months ended September 30, 2016 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.
NOTE 7: DEBT
Debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015 (1)
Term Loan Facility due 2020, effective interest rate of 3.82%, net of unamortized discount and debt issuance costs of $33,218 and $39,147	$2,316,178	$2,328,092
5.875% Senior Notes due 2022, net of debt issuance costs of $16,187 and $17,466	1,083,813	1,082,534
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $94 and $175	15,768	18,725
Total debt	3,415,759	3,429,351
Less: Debt due within one year	19,914	19,862
Long-term debt, net of current portion	$3,395,845	$3,409,489

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
In connection with the Amendment, the Company paid fees to Term B Loan lenders of $6 million, which are considered a debt discount, of which $4 million was deferred, and incurred transaction costs of $2 million, of which $1 million was deferred. The Company recorded a loss of $37 million on the extinguishment of the Former Term Loans in the Company’s unaudited Condensed Consolidated Statement of Operations in the nine months ended September 30, 2015 as a portion of the facility was considered extinguished for accounting purposes. The loss included the write-off of unamortized transaction costs of $30 million, an unamortized discount of $4 million and other transaction costs of $4 million. The Company’s unamortized transaction costs related to the Term Loan Facility were $27 million and $32 million at September 30, 2016 and December 31, 2015, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheet and amortized to interest expense over the contractual term of the Term Loan Facility.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended September 30, 2016.
At September 30, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million, as of both periods, of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
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
During the second quarter of 2015, the Company incurred and deferred transaction costs of $19 million, which are classified as a debt discount in the Company’s unaudited Condensed Consolidated Balance Sheet and amortized to interest expense over the contractual term of the Notes. During the first half of 2016, the Company incurred and deferred an additional $1 million of transaction costs related to filing an exchange offer registration statement (as discussed below) for the Notes. The Company’s unamortized transaction costs related to the Notes were $16 million and $17 million at September 30, 2016 and December 31, 2015, respectively.
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
Dreamcatcher—The Company and the Guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015). The obligations of the Company and the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with its obligations under the Secured Credit Facility.
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
The Company holds certain marketable equity securities which are traded on national stock exchanges. These securities are recorded at fair value and are categorized as Level 1 within the fair value hierarchy. These investments are measured at fair value on a recurring basis. As of September 30, 2016, the fair value and cost basis of the Company’s investment in tronc was $6 million and $0, respectively. As of December 31, 2015, the fair value and

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

cost basis was $4 million and $0, respectively. The fair value and the cost basis of other marketable equity securities held by the Company as of September 30, 2016 was not material.
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount (1)
Cost method investments	$24,248	$24,248	$20,868	$20,868
Term Loan Facility	$2,364,808	$2,316,178	$2,328,038	$2,328,092
5.875% Senior Notes due 2022	$1,115,620	$1,083,813	$1,108,250	$1,082,534
Dreamcatcher Credit Facility	$15,967	$15,768	$18,587	$18,725

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during the nine months ended September 30, 2016 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both September 30, 2016 and December 31, 2015 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both September 30, 2016 and December 31, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at September 30, 2016 and December 31, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both September 30, 2016 and December 31, 2015 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: COMMITMENTS AND CONTINGENCIES
Chapter 11 Reorganization— On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 12, 2009, Tribune CNLBC, LLC (formerly known as Chicago National League Ball Club, LLC) (“Tribune CNLBC”), which held the majority of the assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (the “Chicago Cubs”), also filed a Chapter 11 Petition and thereafter became a Debtor. As further described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015, July 24, 2015, May 11, 2016, and August 12, 2016, the Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.
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
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. On the Effective Date, Reorganized Tribune Company held restricted cash of $187 million which was estimated to be sufficient to satisfy such obligations. At September 30, 2016, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Confirmation Order Appeals—Notices of appeal of the Confirmation Order were filed on July 23, 2012 by (i) Aurelius Capital Management, LP (“Aurelius”), on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”) and (ii) Law Debenture Trust Company of New York (“Law Debenture”), successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096, and Deutsche Bank Trust Company Americas (“Deutsche Bank”), successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023. Additional notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the PHONES, and on August 3, 2012 by EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity,” and, together with Aurelius, Law Debenture, Deutsche Bank and WTC, the “Appellants”). The confirmation appeals were transmitted to the United States District Court for the District of Delaware (the “Delaware District Court”) and were consolidated, together with two previously-filed appeals by WTC of the Bankruptcy Court’s orders relating to certain provisions in the Plan, under the caption Wilmington Trust Co. v. Tribune Co. (In re Tribune Co.), and under lead Case No. 12-cv-128 (GMS).
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
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective schedules of assets and liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. As of October 31, 2016, approximately 3,295 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,755 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan.
As of October 31, 2016, approximately 403 proofs of claim remain subject to further evaluation and adjustments. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the United States District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation, under the consolidated docket numbers 1:11-md-02296 and 1:12-mc-02296. See “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for a description of the MDL proceedings in the NY District Court as of February 29, 2016. On March 24, 2016, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) issued a decision upholding the NY District Court’s dismissal of the state law constructive fraudulent transfer causes of action commenced by Deutsche Bank, Law Debenture and WTC, as indenture trustees for the Predecessor’s senior noteholders and PHONES, and, separately, certain retirees (collectively and as subsequently amended, the “SLCFC Actions”), on the alternative grounds set forth in the cross-appeal of the defendants’ liaison counsel on behalf of the defendants. The Second Circuit issued a corrected opinion upholding the dismissal of the SLCFC Actions on March 29, 2016. On September 9, 2016, the plaintiffs in the SLCFC Actions filed a petition for writ of certiorari to the U.S. Supreme Court, seeking review of the Second Circuit’s decision. The remaining lawsuits pending in the MDL proceedings are asserted by the litigation trust formed, pursuant to the Plan, to pursue certain causes of action arising from the Leveraged ESOP Transactions for the benefit of certain creditors that received interests in the litigation trust as part of their distributions under the Plan (the “Litigation Trust”). Under the Plan, such indemnity-type claims against the Company must be set off against any recovery by the Litigation Trust against any of the directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
Adjustments to prepetition claims may result from, among other things, negotiations with creditors, further orders of the Bankruptcy Court and, in certain instances, litigation. The ultimate amounts to be paid in settlement of each of these claims, including indemnity claims, will continue to be subject to uncertainty for a period of time after the Effective Date.
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled $1 million for each of the nine months ended September 30, 2016 and September 30, 2015. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2016 and in future periods.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of November 9, 2016, the Company had FCC authorization to operate 39 television stations and one AM radio station.
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”), the Company may own up to two television stations within the same Nielsen Designated Market Area (“DMA”) (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

overlap but, at the time the station combination was created, no more than one of the stations was a top-4-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. In a report and order issued in August 2016 (the “2014 Quadrennial Review Order”), the FCC, among other things, adopted a rule applying the “top-4” ownership limitation within a market to “affiliation swaps,” that will prohibit transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. The prohibition is prospective only and does not apply to multiple top-4 network multicast streams broadcast by a single station. The new rule has not yet become effective. The Company owns duopolies permitted under the “top-4/8 voices” test in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top-4/8 voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. Duopoly Rule waivers granted in connection with the FCC’s approval of the Company’s plan of reorganization (the “Exit Order”) or the Local TV Acquisition (the “Local TV Transfer Order”) authorize the Company’s ownership of duopolies in the New Haven-Hartford and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs.
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
The Company’s television/newspaper interests are subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with its approval of the Plan (the “Exit Order”). On November 12, 2013, the Company filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. In the 2014 Quadrennial Order the FCC modified the NBCO Rule by providing an exception for failed or failing entities and allowing for consideration of waivers of the rule on a case-by-case basis. The new rules have not yet become effective.
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). The Company’s current national reach exceeds the 39% cap on an undiscounted basis. In August 2016, the FCC adopted rules eliminating the UHF Discount except for “grandfathered” existing combinations that exceeded the 39% cap as of September 26, 2013. Under the new rule (effective November 23, 2016), absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. The elimination of the UHF Discount will affect the Company’s ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by the Company, see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information).
The Company provides certain operational support and other services to Dreamcatcher pursuant to shared services agreement (“SSA”). In the 2014 Quadrennial Order, the FCC adopted reporting requirements for SSAs. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although the Company currently has no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit the Company’s future ability to enter into SSAs or similar arrangements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC sought comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. That proceeding remains pending. Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”) Reauthorization Act, enacted in December 2014 (“STELAR”), the FCC has adopted regulations prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market. The Company does not currently engage in retransmission consent negotiations jointly with any other stations in its markets. In response to Congress’s directive in STELAR, on September 2, 2015, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on whether the FCC should make changes to its rules requiring that commercial broadcast television stations and multichannel video programming distributors (“MVPDs”) negotiate in “good faith” for the retransmission by MVPDs of local television signals. On July 14, 2016, Chairman Wheeler announced that the FCC will not adopt additional rules governing parties’ good faith negotiation obligations, (however, the FCC has not yet formally terminated the proceeding).
Federal legislation enacted in February 2012 authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. If any of the Company’s television stations are required to change frequencies or otherwise modify their operations, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The FCC adopted rules to implement the incentive auction and repacking through a number of orders and public notices. Applications to participate in the auction, were due January 12, 2016. The Company has filed applications to participate in the auction and the auction is currently underway. The Company cannot predict the likelihood, timing or outcome of the incentive auction, or any related FCC regulatory action. The FCC has adopted strict communications prohibitions with respect to the auction, which went into effect on January 12, 2016, and will remain in effect until the FCC publicly announces that the auction has ended (which could be as late as fourth quarter 2016 or later). During such time, the Company and its agents, employees, officers and directors are prohibited from directly or indirectly communicating (both internally and externally) certain information regarding the Company’s auction participation.
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
NOTE 10: INCOME TAXES
In the three and nine months ended September 30, 2016, the Company recorded income tax expense of $66 million and $289 million, respectively. For the three months ended September 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses, a $9 million benefit related to the resolution of certain federal and state income tax matters, a $3 million benefit to adjust the Company’s deferred taxes, as described below, and a $4 million benefit resulting from a change in the Company’s state tax rates. For the nine months ended September 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), a $102 million charge to establish a reserve net of federal and state tax benefit for interest on the Newsday transaction, and a related $88 million charge to adjust the Company’s deferred taxes, as described below, the domestic production activities deduction, other non-deductible expenses, a $10 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, a $5 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation and a $4 million benefit resulting from a change in the Company’s state tax rates.
In the three and nine months ended September 30, 2015, the Company recorded income tax expense of $11 million and $33 million, respectively. The rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, and other non-deductible expenses. In addition, the three and nine months ended September 30, 2015 had favorable adjustments totaling $4 million related to the resolution of certain federal income tax matters and other adjustments.
Newsday and Chicago Cubs Transactions—As further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owned approximately 97% and the Company owned approximately 3% of NHLLC. The fair market value of the contributed Newsday Media Group business (“NMG”) net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain should have been included in the Company’s 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through September 30, 2016 would have been approximately $48 million. The Company disagreed with the IRS’s position and timely filed a protest in response to the IRS’s proposed tax adjustments. The Company would have also been subject to approximately $22 million, net of tax benefits, of state income taxes, interest and penalties through September 30, 2016.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, the Company reevaluated its tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, the Company recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, the Company also recorded $91 million of income tax expense to increase the Company’s deferred income tax liability to reflect the estimated reduction in the tax basis of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company’s assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy.
During the third quarter of 2016, the Company reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. Under the terms of the agreement reached with the IRS appeals office, which were materially consistent with the Company’s reserve at June 30, 2016, the Company paid $115 million for federal tax, interest and penalties in the third quarter of 2016. The tax payment was recorded as a reduction in the Company’s current income tax reserve described above. The Company expects to make payments of an additional $10 million by the end of the first quarter of 2017 for state tax, interest and penalties. In connection with the agreement, the Company also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above.
Through December 31, 2015, the Company also made approximately $136 million of federal and state tax payments through its regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 6.
As further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2016 would be approximately $38 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, the Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through September 30, 2016, the Company has paid approximately $39 million through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s unaudited Condensed Consolidated Balance Sheet at September 30, 2016 includes a deferred tax liability of $160 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $23 million at September 30, 2016 and $34 million at December 31, 2015. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $8 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans, net of taxes, for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$173	$177	$519	$531
Interest cost	20,681	20,453	62,043	61,361
Expected return on plans’ assets	(26,905)	(27,922)	(80,713)	(83,767)
Amortization of prior service costs	23	—	68	—
Net periodic benefit credit	$(6,028)	$(7,292)	$(18,083)	$(21,875)
Net periodic benefit (credit) cost related to other post retirement benefit plans was not material in all periods presented. For 2016, the Company does not expect to make any contributions to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three and nine months ended September 30, 2016 and September 30, 2015, the Company’s contributions were not material.
NOTE 12: CAPITAL STOCK
As of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and 4,455,767 shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”). Certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the three months ended September 30, 2015, no shares of Class B Common Stock or Class A Common Stock were converted to the other class. During the nine months ended September 30, 2015, on a net basis, 2,401,409 shares of Class B Common Stock were converted into 2,401,409 shares of Class A Common Stock. There were no conversions during the three and nine months ended September 30, 2016.
In addition, on the Effective Date, Reorganized Tribune Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the three months ended September 30, 2015, 10,380 Warrants were exercised for 10,380 shares of Class A Common Stock. No Warrants were exercised during the three months ended September 30, 2016. During the nine months ended September 30, 2016 and September 30, 2015, 132,066 and 1,705,368 Warrants, respectively, were exercised for 132,066 and 1,705,361 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Common Stock during the nine months ended September 30, 2016 and September 30, 2015. At September 30, 2016, the following amounts were issued: 159,243 Warrants, 100,384,850 shares of Class A Common Stock, of which 11,619,676 were held in treasury, and 5,605 shares of Class B Common Stock.
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
On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. During the three and nine months ended September 30, 2016, the Company repurchased 2,364,173 shares for $88 million at an average price of $37.35 per share and 4,179,085 shares for $158 million at an average price of $37.70 per share, respectively, inclusive of 229,407 shares, valued at $8 million, for which the Company placed trades on or prior to September 30, 2016 that were not settled until the fourth quarter of 2016. As of September 30, 2016, the remaining authorized amount under the current authorization totaled approximately $242 million.
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
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2016		2015
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$23,215	$—	$—
Second quarter	0.25	22,959	0.25	24,100
Third quarter	0.25	22,510	0.25	23,620
Total quarterly cash dividends declared and paid	$0.75	$68,684	$0.50	$47,720
On November 3, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on December 6, 2016 to holders of record of Common Stock and Warrants as of November 21, 2016.
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
NOTE 13: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) was approved by the Company’s shareholders for the purpose of granting stock awards to officers and employees of the Company and its subsidiaries. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan, of which 4,451,948 shares were available for grant as of September 30, 2016. On May 5, 2016, the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, “2016 Equity Plans”) was approved by the Company’s shareholders for the purpose of granting

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

stock awards to the Company’s Board members. There are 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 200,000 shares were available for grant as of September 30, 2016.
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
Holders of RSUs and PSUs also receive DEUs until the RSUs or PSUs vest. See Note 12 for further information. The number of DEUs granted for each RSU or PSU is calculated based on the value of the dividends per share paid on the Company’s Common Stock and the closing price of the Company’s Common Stock on the dividend payment date. The DEUs vest with the underlying RSU or PSU.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock-based compensation for the three months ended September 30, 2016 and September 30, 2015 totaled $10 million and $7 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2016 and September 30, 2015 totaled $28 million and $24 million, respectively.
A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Nine Months Ended September 30, 2016
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	1,374,456	$60.62
Granted	1,359,033	30.41
Forfeited	(220,601)	40.28
Cancelled	(54,018)	60.65
Outstanding, end of period	2,458,870	$45.74
Vested and exercisable, end of period	575,682	$61.10

A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Nine Months Ended September 30, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	839,789	$58.39
Granted	819,301	29.91
Dividend equivalent units granted	25,208	38.17
Vested	(306,564)	58.43
Dividend equivalent units vested	(5,732)	41.33
Forfeited	(123,695)	42.60
Dividend equivalent units forfeited	(2,489)	39.12
Outstanding and nonvested, end of period (1)	1,245,818	$40.01

(1) Includes 22,309 RSUs which were granted to foreign employees and which the Company expects to settle in cash. The fair value of these RSUs at September 30, 2016 was not material. These RSUs generally vest over a four year period.

A summary of activity and weighted average fair values related to the unrestricted stock awards is as follows:

	Nine Months Ended September 30, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	—	$—
Granted	16,898	33.73
Vested	(16,898)	33.73
Outstanding and nonvested, end of period	—	$—

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is reflected in the table below.

	Nine Months Ended September 30, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	106,964	$65.50
Granted (1)	295,390	21.26
Dividend equivalent units granted	6,417	39.05
Vested	(55,720)	65.06
Dividend equivalent units vested	(1,009)	41.64
Forfeited	(8,096)	49.85
Dividend equivalent units forfeited	(199)	39.79
Outstanding and nonvested, end of period	343,747	$27.66

(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP. Includes 214,416 Supplemental PSUs with an average fair value of $16.13 which was determined using a Monte Carlo simulation model, as further described above.
As of September 30, 2016, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$63,589	2.6

NOTE 14: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of September 30, 2016, there were 39,628 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three and nine months ended September 30, 2016, 159,243 and 194,943, respectively, of the weighted-average Warrants outstanding, have been excluded from the below table. For the three and nine months ended September 30, 2015, 308,612 and 1,069,798, respectively, of the weighted-average Warrants outstanding, have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
EPS numerator:
Net income (loss), as reported	$145,765	$27,858	$(4,705)	$61,010
Less: Dividends distributed to Warrants	40	77	127	249
Less: Undistributed earnings allocated to Warrants	218	91	—	679
Net income (loss) attributable to common shareholders for basic EPS	$145,507	$27,690	$(4,832)	$60,082
Add: Undistributed earnings allocated to dilutive securities	1	—	—	2
Net income (loss) attributable to common shareholders for diluted EPS	$145,508	$27,690	$(4,832)	$60,084

EPS denominator:
Weighted average shares outstanding - basic	89,950	94,437	91,367	95,060
Impact of dilutive securities	503	75	—	214
Weighted average shares outstanding - diluted	90,453	94,512	91,367	95,274

Net income (loss) per share attributable to common shareholders:
Basic	$1.62	$0.29	$(0.05)	$0.63
Diluted	$1.61	$0.29	$(0.05)	$0.63
Since the Company was in a net loss position for the nine months ended September 30, 2016, there was no difference between the number of shares used to calculate basic and diluted loss per share in the period. Because of their anti-dilutive effect, 1,714,643 and 2,148,796 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2016, respectively. Because of their anti-dilutive effect, 2,189,552 and 1,489,698 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2015, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in accumulated other comprehensive loss, net of taxes by component for the nine months ended September 30, 2016 (in thousands):

	Unrecognized Benefit Plan Gains and Losses	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Marketable Securities	Total
Balance at December 31, 2015	$(57,391)	$(15,764)	$2,139	$(71,016)
Other comprehensive income	3,539	2,002	1,591	7,132
Balance at September 30, 2016	$(53,852)	$(13,762)	$3,730	$(63,884)
NOTE 16: RELATED PARTY TRANSACTIONS
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
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $31 million and $38 million of the Company’s Term B Loans and Former Term Loans at September 30, 2016 and December 31, 2015, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating revenues:
Television and Entertainment	$459,145	$429,700	$1,380,991	$1,285,622
Digital and Data	49,064	46,561	149,651	140,388
Corporate and Other	9,860	12,333	34,055	36,845
Total operating revenues	$518,069	$488,594	$1,564,697	$1,462,855
Operating profit (loss):
Television and Entertainment	$46,186	$64,061	$188,519	$190,497
Digital and Data	(11,637)	(6,207)	(24,847)	(6,623)
Corporate and Other	187,871	(19,046)	132,104	(64,347)
Total operating profit	$222,420	$38,808	$295,776	$119,527
Depreciation:
Television and Entertainment	$11,267	$12,194	$33,389	$35,640
Digital and Data	3,946	2,456	9,897	6,882
Corporate and Other	3,497	4,377	10,281	11,525
Total depreciation	$18,710	$19,027	$53,567	$54,047
Amortization:
Television and Entertainment	$41,475	$41,475	$124,426	$124,460
Digital and Data	7,921	8,305	23,769	21,528
Total amortization	$49,396	$49,780	$148,195	$145,988
Capital Expenditures:
Television and Entertainment	$16,122	$5,405	$29,558	$19,681
Digital and Data	5,545	6,740	16,514	17,262
Corporate and Other	4,757	12,913	15,783	26,832
Total capital expenditures	$26,424	$25,058	$61,855	$63,775

	September 30, 2016	December 31, 2015 (1)
Assets:
Television and Entertainment	$7,495,346	$7,748,010
Digital and Data	701,933	725,151
Corporate and Other	1,282,519	1,029,280
Assets held for sale	17,878	206,422
Total assets	$9,497,676	$9,708,863

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company is the Issuer of the registered debt (see Note 7) and such debt is guaranteed by the 100% owned, domestic Subsidiary Guarantors. The Subsidiary Guarantors are direct or indirect 100% owned domestic subsidiaries of the Company. The Company’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, and all guarantees are full and unconditional. The subsidiaries of the Company that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”) are direct or indirect subsidiaries of the Company that primarily include the Company’s international operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$509,039	$13,536	$(4,506)	$518,069

Programming and direct operating expenses	—	261,974	6,755	(247)	268,482
Selling, general and administrative	25,254	143,237	7,997	(4,259)	172,229
Depreciation and amortization	2,973	60,058	5,075	—	68,106
Gain on sales of real estate	—	(213,168)	—	—	(213,168)
Total Operating Expenses	28,227	252,101	19,827	(4,506)	295,649

Operating (Loss) Profit	(28,227)	256,938	(6,291)	—	222,420

(Loss) income on equity investments, net	(599)	32,336	—	—	31,737
Interest and dividend income	464	13	57	—	534
Interest expense	(41,922)	—	(199)	—	(42,121)
Other non-operating items	(377)	—	—	—	(377)
Intercompany interest income (expense)	438	(438)	—	—	—
Intercompany income (charges)	24,112	(24,054)	(58)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(46,111)	264,795	(6,491)	—	212,193
Income tax (benefit) expense	(19,758)	88,466	(2,280)	—	66,428
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	172,118	(1,559)	—	(170,559)	—
Net Income (Loss)	$145,765	$174,770	$(4,211)	$(170,559)	$145,765

Comprehensive Income (Loss)	$148,449	$174,425	$(1,916)	$(172,509)	$148,449

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$480,578	$12,903	$(4,887)	$488,594

Programming and direct operating expenses	—	226,597	3,896	(3,390)	227,103
Selling, general and administrative	20,448	126,381	8,544	(1,497)	153,876
Depreciation and amortization	2,068	61,432	5,307	—	68,807
Total Operating Expenses	22,516	414,410	17,747	(4,887)	449,786

Operating (Loss) Profit	(22,516)	66,168	(4,844)	—	38,808

Income on equity investments, net	—	36,987	—	—	36,987
Interest and dividend income	96	25	41	—	162
Interest expense	(42,243)	—	(286)	—	(42,529)
Gain on investment transaction, net	—	—	3,250	—	3,250
Other non-operating items	1,582	912	—	—	2,494
Intercompany interest income (expense)	438	(438)	—	—	—
Intercompany income (charges)	25,065	(24,976)	(89)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(37,578)	78,678	(1,928)	—	39,172
Income tax (benefit) expense	(13,907)	25,406	(185)	—	11,314
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	51,529	(1,875)	—	(49,654)	—
Net Income (Loss)	$27,858	$51,397	$(1,743)	$(49,654)	$27,858

Comprehensive Income (Loss)	$24,087	$48,417	$(2,809)	$(45,608)	$24,087

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,533,303	$44,690	$(13,296)	$1,564,697

Programming and direct operating expenses	—	732,616	18,546	(6,436)	744,726
Selling, general and administrative	74,673	444,851	22,488	(6,860)	535,152
Depreciation and amortization	8,310	178,303	15,149	—	201,762
Gain on sales of real estate, net	—	(212,719)	—	—	(212,719)
Total Operating Expenses	82,983	1,143,051	56,183	(13,296)	1,268,921

Operating (Loss) Profit	(82,983)	390,252	(11,493)	—	295,776

(Loss) income on equity investments, net	(1,997)	116,292	—	—	114,295
Interest and dividend income	772	66	82	—	920
Interest expense	(125,324)	—	(680)	—	(126,004)
Other non-operating items	(756)	—	—	—	(756)
Intercompany interest income (expense)	1,316	(1,316)	—	—	—
Intercompany income (charges)	71,634	(71,464)	(170)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(137,338)	433,830	(12,261)	—	284,231
Income tax expense	20,027	167,622	101,287	—	288,936
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	152,660	(2,365)	—	(150,295)	—
Net (Loss) Income	$(4,705)	$263,843	$(113,548)	$(150,295)	$(4,705)

Comprehensive Income (Loss)	$2,427	$261,800	$(109,688)	$(152,112)	$2,427

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,438,056	$40,407	$(15,608)	$1,462,855

Programming and direct operating expenses	—	665,252	18,571	(10,001)	673,822
Selling, general and administrative	69,637	384,488	20,856	(5,607)	469,374
Depreciation and amortization	4,536	181,720	13,779	—	200,035
Loss on sales of real estate	—	97	—	—	97
Total Operating Expenses	74,173	1,231,557	53,206	(15,608)	1,343,328

Operating (Loss) Profit	(74,173)	206,499	(12,799)	—	119,527

Income on equity investments, net	—	119,834	—	—	119,834
Interest and dividend income	396	76	100	—	572
Interest expense	(121,268)	(5)	(842)	—	(122,115)
Loss on extinguishment of debt	(37,040)	—	—	—	(37,040)
Gain on investment transaction, net	688	8,132	3,250	—	12,070
Other non-operating items	239	846	—	—	1,085
Intercompany interest income (expense)	1,316	(1,316)	—	—	—
Intercompany income (charges)	75,195	(74,928)	(267)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(154,647)	259,138	(10,558)	—	93,933
Income tax (benefit) expense	(58,811)	95,423	(3,689)	—	32,923
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	156,846	(4,586)	—	(152,260)	—
Net Income (Loss)	$61,010	$159,129	$(6,869)	$(152,260)	$61,010

Comprehensive Income (Loss)	$47,841	$155,417	$(11,731)	$(143,686)	$47,841

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$620,376	$10,645	$12,677	$—	$643,698
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Accounts receivable, net	116	416,709	8,439	—	425,264
Broadcast rights	—	183,435	3,471	—	186,906
Income taxes receivable	—	2,593	171	—	2,764
Prepaid expenses	15,471	34,163	4,011	—	53,645
Other	5,950	3,088	255	—	9,293
Total current assets	659,479	650,633	29,024	—	1,339,136
Properties
Property, plant and equipment	53,682	585,815	113,341	—	752,838
Accumulated depreciation	(18,695)	(176,384)	(7,484)	—	(202,563)
Net properties	34,987	409,431	105,857	—	550,275

Investments in subsidiaries	10,470,498	102,003	—	(10,572,501)	—

Other Assets
Broadcast rights	—	174,010	102	—	174,112
Goodwill	—	3,508,718	54,804	—	3,563,522
Other intangible assets, net	—	1,955,221	137,704	—	2,092,925
Assets held for sale	—	17,878	—	—	17,878
Investments	20,051	1,629,465	17,895	—	1,667,411
Intercompany receivables	2,152,363	5,445,408	357,751	(7,955,522)	—
Intercompany loan receivable	27,000	—	—	(27,000)	—
Other	107,334	83,650	6,535	(105,102)	92,417
Total other assets	2,306,748	12,814,350	574,791	(8,087,624)	7,608,265
Total Assets	$13,471,712	$13,976,417	$709,672	$(18,660,125)	$9,497,676

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$34,638	$27,043	$3,737	$—	$65,418
Debt due within one year	15,915	—	3,999	—	19,914
Income taxes payable	—	64,269	—	—	64,269
Contracts payable for broadcast rights	—	249,585	3,674	—	253,259
Deferred revenue	—	40,453	4,579	—	45,032
Interest payable	13,897	—	2	—	13,899
Other	42,053	71,015	4,214	—	117,282
Total current liabilities	106,503	452,365	20,205	—	579,073

Non-Current Liabilities
Long-term debt	3,384,076	—	11,769	—	3,395,845
Intercompany loan payable	—	27,000	—	(27,000)	—
Deferred income taxes	—	959,553	172,294	(105,102)	1,026,745
Contracts payable for broadcast rights	—	347,992	104	—	348,096
Contract intangible liability, net	—	25	—	—	25
Intercompany payables	5,894,575	1,809,972	250,975	(7,955,522)	—
Other	461,232	54,057	1,608	—	516,897
Total non-current liabilities	9,739,883	3,198,599	436,750	(8,087,624)	5,287,608
Total liabilities	9,846,386	3,650,964	456,955	(8,087,624)	5,866,681

Shareholders’ Equity (Deficit)
Common stock	100	—	—	—	100
Treasury stock	(557,688)	—	—	—	(557,688)
Additional paid-in-capital	4,573,854	9,486,179	289,818	(9,775,997)	4,573,854
Retained (deficit) earnings	(327,056)	847,621	(36,051)	(811,570)	(327,056)
Accumulated other comprehensive (loss) income	(63,884)	(8,347)	(6,719)	15,066	(63,884)
Total Tribune Media Company shareholders’ equity (deficit)	3,625,326	10,325,453	247,048	(10,572,501)	3,625,326
Noncontrolling interests	—	—	5,669	—	5,669
Total shareholders’ equity (deficit)	3,625,326	10,325,453	252,717	(10,572,501)	3,630,995
Total Liabilities and Shareholders’ Equity (Deficit)	$13,471,712	$13,976,417	$709,672	$(18,660,125)	$9,497,676

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(73,507)	$364,608	$(104,561)	$—	$186,540

Investing Activities
Capital expenditures	(9,433)	(46,419)	(6,003)	—	(61,855)
Transfers from restricted cash	—	297	—	—	297
Investments	(850)	(101)	(2,500)	—	(3,451)
Intercompany dividend	3,326	—	—	(3,326)	—
Proceeds from sales of real estate and other assets	—	506,369	681	—	507,050
Net cash (used in) provided by investing activities	(6,957)	460,146	(7,822)	(3,326)	442,041

Financing Activities
Repayments of long-term debt	(17,844)	—	(3,037)	—	(20,881)
Long-term debt issuance costs	(784)	—	—	—	(784)
Payment of dividends	(68,684)	—	—	—	(68,684)
Settlements of contingent consideration	—	(750)	(2,886)	—	(3,636)
Common stock repurchases	(149,147)	—	—	—	(149,147)
Tax withholdings related to net share settlements of share-based awards	(4,540)	—	—	—	(4,540)
Contributions from noncontrolling interests	—	—	145	—	145
Intercompany dividend	—	(3,326)	—	3,326	—
Change in intercompany receivables and payables (1)	706,331	(823,087)	116,756	—	—
Net cash provided by (used in) financing activities	465,332	(827,163)	110,978	3,326	(247,527)

Net Increase (Decrease) in Cash and Cash Equivalents	384,868	(2,409)	(1,405)	—	381,054
Cash and cash equivalents, beginning of year	235,508	13,054	14,082	—	262,644
Cash and cash equivalents, end of year	$620,376	$10,645	$12,677	$—	$643,698

(1) Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(52,491)	$176,453	$(116,037)	$—	$7,925

Investing Activities
Capital expenditures	(18,594)	(42,956)	(2,225)	—	(63,775)
Acquisitions, net of cash acquired	—	(5,109)	(69,891)	—	(75,000)
Transfers to restricted cash	—	1,091	—	—	1,091
Investments	—	(511)	(2,500)	—	(3,011)
Distributions from equity investments	—	4,707	—	—	4,707
Proceeds from sales of real estate and other assets	—	13,750	8,300	—	22,050
Net cash used in investing activities	(18,594)	(29,028)	(66,316)	—	(113,938)

Financing Activities
Long-term borrowings	1,100,000	—	—	—	1,100,000
Repayments of long-term debt	(1,103,199)	(54)	(4,049)	—	(1,107,302)
Long-term debt issuance costs	(20,202)	—	—	—	(20,202)
Payments of dividends	(696,364)	—	—	—	(696,364)
Settlements of contingent considerations	—	4,088	(2,914)	—	1,174
Common stock repurchases	(272,812)	—	—	—	(272,812)
Change in excess tax benefits from stock-based awards	(570)	—	—	—	(570)
Tax withholdings related to net share settlements of share-based awards	(4,264)	—	—	—	(4,264)
Proceeds from stock option exercises	166	—	—	—	166
Contributions from noncontrolling interest	—	—	1,324	—	1,324
Change in intercompany receivables and payables	(39,504)	(150,676)	190,180	—	—
Net cash (used in) provided by financing activities	(1,036,749)	(146,642)	184,541	—	(998,850)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,107,834)	783	2,188	—	(1,104,863)
Cash and cash equivalents, beginning of year	1,433,388	12,204	9,591	—	1,455,183
Cash and cash equivalents, end of year	$325,554	$12,987	$11,779	$—	$350,320

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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and nine months ended September 30, 2016 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
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
Our business operates in the following two reportable segments:

•
Television and Entertainment: Provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via our websites and other digital assets. Our Television and Entertainment reportable segment consists of 42 television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services (the “SSAs”) with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; www.screenertv.com (formerly www.Zap2it.com); and WGN, a radio station in Chicago.

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

SIGNIFICANT EVENTS
Exploration of Strategic and Financial Alternatives
On February 29, 2016, we announced that the Board of Directors (the “Board”) and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value. The strategic and financial alternatives under consideration include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives. We continue to work with our financial advisors on a strategic review of our assets. In this regard, we are pleased with the closing of several real estate transactions and with the announcement by TEGNA Inc. (“TEGNA”) of its decision to evaluate strategic alternatives for CareerBuilder. In addition, we are considering a variety of other actions, including but not limited to returns of capital to shareholders and debt repayment, but have nothing definitive to report at this time.
Monetization of Real Estate Assets
As previously disclosed in our 2015 Annual Report, we have accelerated the monetization of a significant portion of our real estate portfolio. In the three and nine months ended September 30, 2016, we sold several properties for net pretax proceeds totaling $473 million and $505 million, respectively, and recognized a net pretax gain of $213 million in the three and the nine months ended September 30, 2016, as further described below. We define net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
On May 2, 2016, we sold our Deerfield Beach, FL property for net proceeds of $24 million, and on June 2, 2016, we sold our Allentown, PA property for net proceeds of $8 million. In the second quarter of 2016, we recorded a net pretax loss of less than $1 million on the sale of these properties that is included in selling, general and administrative expenses (“SG&A”).
On July 7, 2016, we sold our Seattle, WA property for net proceeds of $19 million and entered into a lease retaining the use of more than a minor portion of the property. We recorded a deferred pretax gain of $8 million on this sale which will be amortized over the life of the lease due to the transaction being a sale-leaseback. On July 12, 2016, we sold two of our Orlando, FL properties for net proceeds of $34 million and recorded a net pretax gain of $2 million on the sale of these properties. On July 14, 2016, we sold our Arlington Heights, IL property for net proceeds of $0.4 million. On September 26, 2016, we sold the Tribune Tower in Chicago, IL (“Tribune Tower”) and the north block of the Los Angeles Times Square property in downtown Los Angeles, CA (“LA Times Property”) for net proceeds of $200 million and $102 million, respectively, and recognized a pretax gain of $93 million and $59 million, respectively. Pursuant to the terms of the sale agreements, we could receive contingent payments of up to an additional $35 million related to the Tribune Tower transaction and an additional $10 million related to the LA Times Property transaction. For both the Tribune Tower and LA Times Property sales, the contingent payments become payable if certain conditions are met pertaining to development rights related to the respective buyer’s plans for development of portions of the two properties. The contingency period for both properties ends five years from the sale date with the possibility of extension in certain circumstances. On September 27, 2016, we sold the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA for net proceeds of $119 million and recognized a pretax gain of $59 million.
As of November 9, 2016, we have agreements for the sales of certain broadcasting real estate properties located in Chicago, IL, Denver, CO and Portsmouth, VA, some of which will qualify as sale-leasebacks. All of these transactions are expected to close during the fourth quarter of 2016. The closing of these transactions is subject to certain adjustments and customary closing conditions and there can be no assurance that these sales will be completed in a timely manner or at all. We expect to broaden this sales activity to other properties depending on market conditions.
DISH Network Programming Agreement
On June 12, 2016, Tribune Broadcasting’s programming agreement with DISH Network expired and as a result our local television stations and WGN America were temporarily off DISH Network. On September 3, 2016, we announced that a long-term, comprehensive agreement with DISH Network on carriage and retransmission consent fees had been signed, covering our local television stations and WGN America.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As further described and defined in Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, a plan of reorganization (the “Plan”) for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015, July 24, 2015, May 11, 2016, and August 12, 2016, the Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No. 08-13141.
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
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, common stock and warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At September 30, 2016, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 9 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information regarding the Chapter 11 proceedings.
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
The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1.000 billion and (y) the maximum amount that would not cause our net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00, subject to certain conditions. See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 for further information and significant terms and conditions associated with the Secured Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants.
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
See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions, and affirmative and negative covenants.
Newsday and Chicago Cubs Transactions
As further described in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., through NMG Holdings, Inc., owned approximately 97% and we owned approximately 3% of Newsday Holdings LLC (“NHLLC”). The fair market value of the contributed Newsday Media Group business’ net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through September 30, 2016 would have been approximately $48 million. We disagreed with the IRS’s position and timely filed a protest in response to the IRS’s proposed tax adjustments. We would have also been subject to approximately $22 million, net of tax benefits, of state income taxes, interest and penalties through September 30, 2016.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of the our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. Under the terms of the agreement reached with the IRS appeals office, which were materially consistent with our reserve at June 30, 2016, we paid $115 million for federal tax, interest and penalties in the third quarter of 2016. The tax payment was recorded as a reduction in our current income tax reserve described above. We expect to make payments of an additional $10 million by the end of the first quarter of 2017 for state tax, interest and penalties. In connection with the agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above. Through December 31, 2015, we also made approximately $136 million of federal and state tax payments through our regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016.
As further described in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2016 would be approximately $38 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through September 30, 2016, we have paid approximately $39 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our unaudited Condensed Consolidated Balance Sheets at September 30, 2016 include a deferred tax liability of $160 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
TV Food Network
On October 24, 2016, Tribune (FN) Cable Ventures, LLC, a wholly-owned subsidiary of the Company, entered into an extension of the partnership agreement governing TV Food Network, which extended the term of the partnership until December 31, 2020.

CareerBuilder
On September 7, 2016, TEGNA announced that it is evaluating strategic alternatives for CareerBuilder, including a possible sale. There are no guarantees that any of the options under review will result in a transaction.
2015 Acquisitions
In May 2015, we completed the acquisitions of all issued and outstanding equity interests in Infostrada Sports, SportsDirect and Covers. In conjunction with these acquisitions, we launched Gracenote Sports, which is a part of the Digital and Data segment’s product offerings. Infostrada Sports and SportsDirect provide us with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, we also completed an acquisition of all issued and outstanding equity interests in Enswers, a leading provider of automatic content recognition technology and systems based in South Korea, which expanded our Digital and Data segment’s product offerings. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers totaled $70 million, net of cash acquired. See Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 for additional details on these acquisitions.
Employee Reductions
We recorded pretax charges, mainly consisting of employee severance costs and associated termination benefits, totaling $8 million in both the three and nine months ended September 30, 2016. Additionally, we recorded pretax charges for severance and related expenses totaling $3 million and $4 million in the three and nine months ended September 30, 2015, respectively. These charges are included in direct operating expenses or SG&A, as appropriate, in our unaudited Condensed Consolidated Statements of Operations. The accrued liability for severance and related expenses is reflected in employee compensation and benefits in our unaudited Condensed Consolidated Balance Sheets and was $9 million and $4 million at September 30, 2016 and December 31, 2015, respectively.

RESULTS OF OPERATIONS
On April 16, 2015, the Board approved the change of our fiscal year end from the last Sunday in December of each year to December 31 of each year and to change our fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter of 2015, which ended on June 30, 2015. As a result of this change, the nine months ended September 30, 2016 have two fewer days compared to the nine months ended September 30, 2015.
The following discussion and analysis presents a review of our operations as of and for the three and nine months ended September 30, 2016 and September 30, 2015.

CONSOLIDATED
Consolidated operating results for the three and nine months ended September 30, 2016 and September 30, 2015 are shown in the table below:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Operating revenues	$518,069	$488,594	+6%	$1,564,697	$1,462,855	+7%

Operating profit	$222,420	$38,808	*	$295,776	$119,527	*

Income on equity investments, net	$31,737	$36,987	-14%	$114,295	$119,834	-5%

Net income (loss)	$145,765	$27,858	*	$(4,705)	$61,010	*

*	Represents positive or negative change equal to, or in excess of 100%
Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Operating revenues
Television and Entertainment	$459,145	$429,700	+7%	$1,380,991	$1,285,622	+7%
Digital and Data	49,064	46,561	+5%	149,651	140,388	+7%
Corporate and Other	9,860	12,333	-20%	34,055	36,845	-8%
Total operating revenues	$518,069	$488,594	+6%	$1,564,697	$1,462,855	+7%
Operating profit (loss)
Television and Entertainment	$46,186	$64,061	-28%	$188,519	$190,497	-1%
Digital and Data	(11,637)	(6,207)	+87%	(24,847)	(6,623)	*
Corporate and Other	187,871	(19,046)	*	132,104	(64,347)	*
Total operating profit	$222,420	$38,808	*	$295,776	$119,527	*

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Consolidated operating revenues increased 6%, or $29 million, in the three months ended September 30, 2016 primarily due to an increase of $29 million in Television and Entertainment revenues, driven by higher advertising revenue, retransmission consent fees and carriage fees and an increase of $3 million in Digital and Data revenues, partially offset by a $2 million decline in Corporate and Other primarily due to the loss of revenue as a result of the sales of certain real estate properties during 2016. Consolidated operating profit increased $184 million in the three months ended September 30, 2016 primarily due to $213 million of gains recorded on the sales of real estate, partially offset by lower Television and Entertainment operating profit, primarily due to a $37 million program impairment charge for the syndicated program Elementary at WGN America and higher severance expense, a higher operating loss in Digital and Data driven by increased costs and a higher operating loss in Corporate and Other (excluding real estate gains).

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Consolidated operating revenues increased 7%, or $102 million, in the nine months ended September 30, 2016 primarily due to an increase of $95 million in Television and Entertainment revenues, driven by higher advertising revenue, retransmission consent fees, and carriage fees, partially offset by lower copyright royalties and an increase of $9 million in Digital and Data revenues, primarily as a result of the acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers, which were acquired in May 2015 (the “2015 Acquisitions”) and higher video revenues, partially offset by a decline in music revenue. Consolidated operating profit increased $176 million in the nine months ended September 30, 2016. The increase was primarily due to $213 million of gains recorded on the sales of real estate, partially offset by slightly lower Television and Entertainment operating profit as higher revenues were mostly offset by the $37 million program impairment charge, higher severance expense and other cost increases, a higher operating loss in Digital and Data driven by increased costs and a higher Corporate and Other operating loss (excluding real estate gains) primarily due to $12 million of impairment charges associated with certain real estate properties.
Operating Expenses—Consolidated operating expenses for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Programming	$149,480	$116,295	+29%	$396,450	$347,493	+14%
Direct operating expenses	119,002	110,808	+7%	348,276	326,329	+7%
Selling, general and administrative	172,229	153,876	+12%	535,152	469,374	+14%
Depreciation	18,710	19,027	-2%	53,567	54,047	-1%
Amortization	49,396	49,780	-1%	148,195	145,988	+2%
(Gain) loss on sales of real estate, net	(213,168)	—	*	(212,719)	97	*
Total operating expenses	$295,649	$449,786	-34%	$1,268,921	$1,343,328	-6%

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Programming expense, which represented 29% of revenues for the three months ended September 30, 2016 compared to 24% for the three months ended September 30, 2015, increased 29%, or $33 million, primarily due to a $37 million impairment charge for the syndicated program Elementary at WGN America and an increase in network affiliate fees, partially offset by a reduction in outside production expenses and lower amortization of license fees.
Direct operating expenses, which represented 23% of revenues for both the three months ended September 30, 2016 and September 30, 2015, increased 7%, or $8 million. Compensation expense increased 7%, or $6 million, primarily due to higher direct pay and benefits and increased Digital and Data staffing as the business enters new markets. All other direct operating expenses, such as outside services, occupancy expense and royalty expense, increased 10%, or $2 million.
SG&A expenses, which represented 33% of revenues for the three months ended September 30, 2016 compared to 31% for the three months ended September 30, 2015, increased 12%, or $18 million, due mainly to higher compensation and outside services expenses. Compensation expense increased 16%, or $12 million, due to a $5 million increase in severance, a $2 million increase in incentive compensation primarily at Corporate and Other, a $2 million increase in stock-based compensation expense across all segments and a $1 million decrease in the amount of labor capitalized for software and content development at Digital and Data. Outside services increased 32%, or $7 million, primarily related to costs for operating the websites of our television stations associated with higher digital revenues, higher professional and legal fees and license fees related to technology application implementations.
Gain on sales of real estate, net of $213 million for the three months ended September 30, 2016 primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Depreciation expense fell 2%, or less than $1 million, in the three months ended September 30, 2016. The decrease in depreciation expense is primarily due to property sales and the real estate properties classified as assets held for sale which are no longer depreciable.
Amortization expense decreased 1%, or less than $1 million, in the three months ended September 30, 2016.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Programming expenses, which represented 25% of revenues for the nine months ended September 30, 2016 compared to 24% for the nine months ended September 30, 2015, increased 14%, or $49 million, primarily due to a $37 million impairment charge for the syndicated program Elementary at WGN America and higher amortization of license fees and network affiliate fees, partially offset by lower outside production costs.
Direct operating expenses, which represented 22% of revenues for both the nine months ended September 30, 2016 and September 30, 2015, increased 7%, or $22 million. Compensation expense increased 4%, or $11 million, due to a $5 million increase at Television and Entertainment driven by merit increases and a $6 million increase at Digital and Data primarily due to the 2015 Acquisitions and higher direct pay and benefits due to an increase in staffing levels. All other direct operating expenses, such as outside services, occupancy expense and royalty expense increased by 18%, or $11 million, primarily due to the absence of a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit, a $3 million increase in royalty expense at Digital and Data and a $3 million increase in costs for data processing related to the development of Automatic Content Recognition (“ACR”) services at Digital and Data.
SG&A expenses, which represented 34% of revenues for the nine months ended September 30, 2016 compared to 32% for the nine months ended September 30, 2015, increased 14%, or $66 million, due mainly to higher compensation, promotion expenses, outside services and other expenses. Compensation expense increased 11%, or $25 million, due to a $5 million increase in severance related to employee reductions, a $5 million increase at Television and Entertainment driven by merit increases, an $8 million increase at Digital and Data primarily due to higher direct pay and benefits due to an increase in staffing levels and the 2015 Acquisitions, as well as a $4 million increase in stock-based compensation expense across all segments. Promotion expense increased 13%, or $11 million, primarily for first-run original programs and syndicated programs airing on WGN America, increased advertising related to the DISH Network blackout and increased sales research services. Outside services expense was up 24%, or $16 million, primarily due to a $5 million increase in costs of operating the websites of our television stations resulting in higher digital revenues, a $4 million increase in professional and legal fees and a $4 million increase for license fees related to technology application implementations. Other expenses increased primarily due to $15 million of impairment charges associated with certain real estate properties.
Gain on sales of real estate, net of $213 million for the nine months ended September 30, 2016 primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Depreciation expense decreased 1%, or less than $1 million, in the nine months ended September 30, 2016. The decrease in depreciation expense is primarily due to property sales and the real estate properties classified as assets held for sale which are no longer depreciable.
Amortization expense increased 2%, or $2 million, in the nine months ended September 30, 2016, which resulted from intangible assets acquired in connection with the 2015 Acquisitions.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Operating revenues	$459,145	$429,700	+7%	$1,380,991	$1,285,622	+7%
Operating expenses	412,959	365,639	+13%	1,192,472	1,095,125	+9%
Operating profit	$46,186	$64,061	-28%	$188,519	$190,497	-1%
Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Television and Entertainment operating revenues increased 7%, or $29 million, in the three months ended September 30, 2016 largely due to increases in advertising revenue, retransmission consent fees and carriage fees.
Television and Entertainment operating profit decreased 28%, or $18 million, in the three months ended September 30, 2016 mainly due to higher programming expenses resulting from a $37 million program impairment charge for the syndicated program Elementary at WGN America and higher compensation expense, partially offset by an increase in operating revenue of $29 million, as further described below.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Television and Entertainment operating revenues increased 7%, or $95 million, in the nine months ended September 30, 2016 largely due to increases in advertising revenue, retransmission consent fees and carriage fees.
Television and Entertainment operating profit decreased $2 million in the nine months ended September 30, 2016 as an increase in operating revenues of $95 million was more than offset by higher programming expenses of $49 million resulting from a $37 million program impairment charge for the syndicated program Elementary at WGN America along with higher original programming content and network fees and higher compensation of $17 million and other expenses of $33 million, as further described below.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Advertising	$329,290	$319,510	+3%	$986,809	$953,769	+3%
Retransmission consent fees	78,731	69,925	+13%	245,536	208,816	+18%
Carriage fees	28,984	19,548	+48%	90,394	62,668	+44%
Barter/trade	9,801	10,013	-2%	29,107	28,800	+1%
Copyright royalties	2,781	3,221	-14%	5,124	11,318	-55%
Other	9,558	7,483	+28%	24,021	20,251	+19%
Total operating revenues	$459,145	$429,700	+7%	$1,380,991	$1,285,622	+7%

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Advertising Revenues—Advertising revenues, net of agency commissions, increased 3%, or $10 million, in the three months ended September 30, 2016 primarily due to a $26 million increase in net political advertising revenue and a $2 million increase in digital advertising revenue. The increase was partially offset by lower net core advertising revenues (comprised of local and national advertising, excluding political and digital) of $18 million primarily due to the 2016 Summer Olympics which negatively impacted advertising revenues for stations other than NBC affiliates. Net political advertising revenues, which are a component of total advertising revenues, were $31 million for the three months ended September 30, 2016 compared to $6 million for the three months ended September 30, 2015 due to 2016 being an election year.
Retransmission Consent Fees—Retransmission consent fees increased 13%, or $9 million, in the three months ended September 30, 2016 primarily due to an $18 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decline in revenue due to a decrease in the number of subscribers resulting from a move to alternative platforms for media consumption. Additionally, there was a decline in revenue due to the blackout of our stations by DISH Network from June 12, 2016 to September 3, 2016.
Carriage Fees—Carriage fees increased 48%, or $9 million, in the three months ended September 30, 2016 mainly due to a $6 million increase from higher rates for the distribution of WGN America and additional revenue of $3 million resulting from an increase in the number of subscribers due to expanded distribution.
Barter/Trade Revenues—Barter/trade revenues declined 2%, or less than $1 million, in the three months ended September 30, 2016.
Copyright Royalties—Copyright royalties decreased 14%, or less than $1 million, in the three months ended September 30, 2016 as the full conversion of WGN America from a superstation to a cable network occurred in 2015. As a cable network, WGN America no longer generates copyright royalties revenue.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues increased 28%, or $2 million, in the three months ended September 30, 2016 mainly due to profit sharing from Outsiders and Manhattan.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Advertising Revenues—Advertising revenues, net of agency commissions, increased $33 million in the nine months ended September 30, 2016 primarily due to a $48 million increase in net political advertising revenues and a $4 million increase in digital advertising revenue. The increase was partially offset by lower net core advertising revenues (comprised of local and national advertising, excluding political and digital) of $20 million primarily due to the 2016 Summer Olympics which negatively impacted advertising revenues for stations other than NBC affiliates. Net political advertising revenues, which are a component of total advertising revenues, were $60 million for the nine months ended September 30, 2016 compared to $12 million for the nine months ended September 30, 2015 due to 2016 being an election year.
Retransmission Consent Fees—Retransmission consent fees increased 18%, or $37 million, in the nine months ended September 30, 2016 primarily due to a $54 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decline in revenue due to a decrease in the number of subscribers resulting from a move to alternative platforms for media consumption. Additionally, there was a decline in revenue due to the blackout of our stations by DISH Network, as noted above.
Carriage Fees—Carriage fees were up 44%, or $28 million, in the nine months ended September 30, 2016 due mainly to a $19 million increase from higher rates for the distribution of WGN America and additional revenue of $9 million resulting from an increase in the number of subscribers.

Barter/Trade Revenues—Barter/trade revenues increased 1%, or less than $1 million, in the nine months ended September 30, 2016.
Copyright Royalties—Copyright royalties decreased 55%, or $6 million, in the nine months ended September 30, 2016. The decrease was attributable to the full conversion in 2015 of WGN America from a superstation to a cable network. As a cable network, WGN America no longer generates copyright royalties revenue.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues increased 19%, or $4 million, in the nine months ended September 30, 2016 primarily due to additional profit sharing from Outsiders and Manhattan.
Operating Expenses—Television and Entertainment operating expenses for three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Compensation	$141,682	$130,925	+8%	$413,125	$395,743	+4%
Programming	149,480	116,295	+29%	396,450	347,493	+14%
Depreciation	11,267	12,194	-8%	33,389	35,640	-6%
Amortization	41,475	41,475	—%	124,426	124,460	—%
Other	69,055	64,750	+7%	225,082	191,789	+17%
Total operating expenses	$412,959	$365,639	+13%	$1,192,472	$1,095,125	+9%

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Television and Entertainment operating expenses were up 13%, or $47 million, in the three months ended September 30, 2016 compared to the prior year period largely due to a $37 million program impairment charge and higher compensation expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 8%, or $11 million, in the three months ended September 30, 2016. The increase was primarily due to a $5 million increase in direct pay and benefits mainly due to higher staffing levels at various television stations and merit increases, along with a $6 million increase in severance expense. Severance expense was $7 million for the three months ended September 30, 2016 compared to $1 million for the three months ended September 30, 2015.
Programming Expense—Programming expense increased 29%, or $33 million, in the three months ended September 30, 2016 primarily due to a $37 million impairment charge for the syndicated program Elementary at WGN America and an increase in network affiliate fees, partially offset by a reduction in outside production expenses and lower amortization of license fees. The reduction in outside production expenses primarily related to the first seasons of the original programs Underground and Outsiders, which premiered in 2016 but were produced in 2015 with no comparable productions in 2016. Amortization of license fees decreased primarily due to the cancellation of Manhattan, partially offset by the syndicated program Person of Interest.
Depreciation and Amortization Expense—Depreciation expense declined 8%, or $1 million, in the three months ended September 30, 2016 due to lower levels of depreciable property. Amortization expense was flat for the three months ended September 30, 2016.

Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 7%, or $4 million, for the three months ended September 30, 2016 resulting from a $4 million increase in outside services, primarily related to costs for operating the websites of our television stations.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Television and Entertainment operating expenses were up 9%, or $97 million, in the nine months ended September 30, 2016 compared to the prior year period largely due to a $37 million program impairment charge and higher programming, compensation and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 4%, or $17 million, in the nine months ended September 30, 2016 primarily due to higher direct pay and benefits of $9 million, a $5 million increase in severance expense and an increase of $3 million for incentive compensation and stock-based compensation expenses. Severance expense was $7 million for the nine months ended September 30, 2016 compared to $2 million for the nine months ended September 30, 2015.
Programming Expense—Programming expense increased 14%, or $49 million, in the nine months ended September 30, 2016 primarily due to a $37 million impairment charge for the syndicated program Elementary at WGN America, higher network affiliate fees of $20 million and higher amortization of license fees of $13 million, partially offset by a $22 million reduction in outside production costs. The increase in network affiliate fees was mainly related to renewals of certain network affiliation agreements in the second quarter of 2015 and the third quarter of 2016, as well as other contractual increases. The increase in amortization of license fees was primarily due to first-run original programs Outsiders and Underground and syndicated programs Person of Interest and Elementary, partially offset by the delay in airing Salem season 3 to fall of 2016 and the cancellation of Manhattan. The reduction in outside production expenses was related to the first seasons of the original programs Underground and Outsiders, which premiered in 2016 but were produced in 2015 with no comparable productions in 2016.
Depreciation and Amortization Expense—Depreciation expense decreased 6%, or $2 million, in the nine months ended September 30, 2016 due to lower levels of depreciable property. Amortization expense remained flat in the nine months ended September 30, 2016.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 17%, or $33 million, in the nine months ended September 30, 2016. The increase was due to a $10 million increase in promotion costs primarily for first-run original programs and syndicated programs airing on WGN America, advertising related to the DISH Network blackout and sales research services, a $7 million increase in costs of operating the websites of our television stations, $3 million of impairment charges associated with one real estate property, the absence of a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit and the absence of a $2 million gain in the first quarter of 2015 resulting from the relinquishment for compensation of our CW network affiliation in Indianapolis.

DIGITAL AND DATA
Operating Revenues and Operating Loss—The table below presents Digital and Data operating revenues, operating expenses and operating loss for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Operating revenues	$49,064	$46,561	+5%	$149,651	$140,388	+7%
Operating expenses	60,701	52,768	+15%	174,498	147,011	+19%
Operating loss	$(11,637)	$(6,207)	+87%	$(24,847)	$(6,623)	*

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Digital and Data operating revenues increased 5%, or $3 million, in the three months ended September 30, 2016 largely due to higher video revenues, partially offset by declines in music revenue, as further described below. Digital and Data operating loss increased $5 million in the three months ended September 30, 2016, primarily driven by higher operating expenses, as further described below.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Digital and Data operating revenues increased 7%, or $9 million, in the nine months ended September 30, 2016 largely due to additional revenue attributed to the 2015 Acquisitions and higher video revenues, partially offset by declines in music revenue, as further described below. Digital and Data operating loss increased $18 million in the nine months ended September 30, 2016, primarily related to the increase in operating expenses, as described below.
Operating Revenues—Digital and Data operating revenues, by classification, for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Video and other	$33,952	$30,718	+11%	$105,050	$86,269	+22%
Music	15,112	15,843	-5%	44,601	54,119	-18%
Total operating revenues	$49,064	$46,561	+5%	$149,651	$140,388	+7%
Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Video and Other Revenues—Video and other revenues increased 11%, or $3 million, due largely to higher ACR service revenue and growth in the digital customer base.
Music Revenues—Music revenues decreased 5%, or $1 million, largely due to the loss of a customer no longer in business.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Video and Other Revenues—Video and other revenues increased 22%, or $19 million, due largely to the 2015 Acquisitions as well as higher video revenue attributed to growth in the digital customer base and international markets.
Music Revenues—Music revenues decreased 18%, or $10 million, in the nine months ended September 30, 2016 primarily due to timing of revenues recognized from auto and other customer contracts.
Operating Expenses—Digital and Data operating expenses for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Compensation	$30,769	$25,723	+20%	$90,787	$75,330	+21%
Outside services	5,649	5,436	+4%	16,819	14,305	+18%
Depreciation	3,946	2,456	+61%	9,897	6,882	+44%
Amortization	7,921	8,305	-5%	23,769	21,528	+10%
Other	12,416	10,848	+14%	33,226	28,966	+15%
Total operating expenses	$60,701	$52,768	+15%	$174,498	$147,011	+19%
Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Digital and Data operating expenses increased 15%, or $8 million, in the three months ended September 30, 2016 as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 20%, or $5 million, due primarily to higher direct pay and benefits due to an increase in staffing levels, including the opening of offices in Brazil and Argentina in early 2016, the hiring of key personnel in leadership roles and a decrease in the amount of capitalized labor as a result of a reduction in the number of software development projects subject to capitalization.
Outside Services—Outside services expenses, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, remained flat, as decreases in temporary labor costs were offset by higher legal and consulting fees.
Depreciation and Amortization Expense—Depreciation expense increased 61%, or $1 million, in the three months ended September 30, 2016, primarily due to an increase in capitalized projects previously placed in service. Amortization expense decreased less than $1 million.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 14%, or $2 million, primarily due to increased costs for data processing related to the development of ACR services and higher royalty expenses.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Digital and Data operating expenses increased 19%, or $27 million, in the nine months ended September 30, 2016. The increase was due primarily to the 2015 Acquisitions as well as increased operating expenses.

Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 21%, or $15 million, due primarily to direct pay and benefits related to the 2015 Acquisitions, higher direct pay and benefits due to an increase in staffing levels, including the opening of offices in Brazil and Argentina in early 2016, the hiring of key personnel in leadership roles, and a decrease in the amount of capitalized labor as a result of a reduction in the number of software development projects subject to capitalization.
Outside Services—Outside services expense, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased 18%, or $3 million, due largely to increased temporary labor costs in part to integrate acquired businesses and higher costs associated with the development and defense of patents.
Depreciation and Amortization Expense—Depreciation expense increased 44%, or $3 million, in the nine months ended September 30, 2016 due to an increase in capitalized projects previously placed in service. Amortization expense increased 10%, or $2 million, in the nine months ended September 30, 2016 primarily due to higher amortization expense as a result of the intangible assets acquired from the 2015 Acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased 15%, or $4 million, due primarily to the 2015 Acquisitions, a $3 million increase in costs for data processing related to ACR services as well as higher royalty expense.
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
Corporate and Other operating results for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Real estate revenues	$9,860	$12,333	-20%	$34,055	$36,845	-8%

Operating Expenses
Real estate (1)	$6,930	$8,670	-20%	$31,689	$26,276	+21%
Corporate (2)	34,255	30,001	+14%	101,064	96,694	+5%
Pension credit	(6,028)	(7,292)	-17%	(18,083)	(21,875)	-17%
(Gain) loss on sales of real estate, net	(213,168)	—	*	(212,719)	97	*
Total operating expenses	$(178,011)	$31,379	*	$(98,049)	$101,192	*

*	Represents positive or negative change equal to, or in excess of 100%
(1) Real estate operating expenses included $1 million and $2 million of depreciation expense in the three months ended September 30, 2016 and September 30, 2015, respectively, and $2 million and $7 million in the nine months ended September 30, 2016 and September 30, 2015, respectively.

(2)
Corporate operating expenses included $3 million and $2 million of depreciation expense in the three months ended September 30, 2016 and September 30, 2015, respectively, and $8 million and $5 million of depreciation expense in the nine months ended September 30, 2016 and September 30, 2015, respectively.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Real Estate Revenues—Real estate revenues decreased 20%, or $2 million, in the three months ended September 30, 2016 primarily due to the loss of revenue from the sales of real estate properties during 2016.
Real Estate Expenses—Real estate expenses decreased 20%, or $2 million, in the three months ended September 30, 2016 primarily resulting from a $2 million decrease in depreciation expense resulting from properties sold and real estate properties classified as assets held for sale which are no longer depreciable.
(Gain) loss on sales of real estate, net—During the three months ended September 30, 2016, we recorded net pretax gains on real estate of $213 million primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Corporate Expenses—Corporate expenses increased 14%, or $4 million, in the three months ended September 30, 2016 primarily due to higher outside service expense for professional and legal fees and an increase in depreciation expense primarily associated with our investments in computer hardware and software.
Pension Credit—The pension credit decreased 17%, or $1 million, in three months ended September 30, 2016.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Real Estate Revenues—Real estate revenues decreased 8%, or $3 million, in the nine months ended September 30, 2016 primarily due to the loss of revenue from the sales of real estate properties during 2016.
Real Estate Expenses—Real estate expenses increased 21%, or $5 million, in the nine months ended September 30, 2016 primarily resulting from $12 million of impairment charges associated with certain real estate properties, partially offset by a $5 million decrease in depreciation primarily due to properties sold and the real estate properties held for sale which are no longer depreciable.
(Gain) loss on sale of real estate, net—During the nine months ended September 30, 2016, we recorded net pretax gains on real estate of $213 million primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Corporate Expenses—Corporate expenses increased 5%, or $4 million, in the nine months ended September 30, 2016 primarily due to a $4 million increase in professional fees and a $4 million increase in depreciation expense primarily due to our investments in computer hardware and software, partially offset by a $2 million decrease in compensation expense and a $2 million decrease in other expenses.
Pension Credit—The pension credit decreased 17%, or $4 million, in the nine months ended September 30, 2016.

INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Income from equity investments, net, before amortization of basis difference	$45,381	$50,549	-10%	$155,254	$160,520	-3%
Amortization of basis difference (1)	(13,644)	(13,562)	+1%	(40,959)	(40,686)	+1%
Income on equity investments, net	$31,737	$36,987	-14%	$114,295	$119,834	-5%

(1) See Note 6 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 for the discussion of the amortization of basis difference.
Cash distributions from our equity method investments were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Cash distributions from equity investments	$17,953	$31,954	-44%	$143,557	$161,102	-11%
Cash distributions from equity investments decreased 44%, or $14 million, in the three months ended September 30, 2016 and decreased 11%, or $18 million, in the nine months ended September 30, 2016. The decrease was primarily due to a $16 million cash distribution from CareerBuilder received in 2015. Cash distributions in 2016 all relate to TV Food Network.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Change	September 30, 2016	September 30, 2015	Change
Interest and dividend income	$534	$162	*	$920	$572	+61%

Interest expense	$42,121	$42,529	-1%	$126,004	$122,115	+3%

Income tax expense	$66,428	$11,314	*	$288,936	$32,923	*

*	Represents positive or negative change equal to, or in excess of 100%
Interest Expense—Interest expense for the three months ended September 30, 2016 and September 30, 2015 includes the amortization of debt issuance costs of $2 million and $2 million, respectively. Interest expense for the nine months ended September 30, 2016 and September 30, 2015 includes the amortization of debt issuance costs of $7 million and $9 million, respectively.

Income Tax Expense—In the three and nine months ended September 30, 2016, we recorded income tax expense of $66 million and $289 million, respectively. For the three months ended September 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses, a $9 million benefit related to the resolution of certain federal and state income tax matters, a $3 million benefit to adjust our deferred taxes and a $4 million benefit resulting from a change in the Company’s state tax rates. For the nine months ended September 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), a $102 million charge to establish a reserve net of federal and state tax benefit for interest on the Newsday transaction, and a related $88 million charge to adjust our deferred taxes (as further described in Note 10 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 ), the domestic production activities deduction, other non-deductible expenses, a $10 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, a $5 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation and a $4 million benefit resulting from a change in the Company’s state tax rates.
In the three and nine months ended September 30, 2015, we recorded income tax expense of $11 million and $33 million, respectively. The rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses. In addition, the three and nine months ended September 30, 2015 had favorable adjustments totaling $4 million related to the resolution of certain federal income tax matters and other adjustments.
Although management believes its estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our common stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, dividend payments on our common stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We have recently decided to accelerate the monetization of our real estate portfolio. As of September 30, 2016, we had 8 real estate properties held for sale, as further described in Note 4 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016. We expect to broaden this sales activity to other properties to take advantage of robust market conditions although there can be no assurance that any such divestitures can be completed in a timely manner, on favorable terms or at all.
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

Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$186,540	$7,925
Net cash provided by (used in) investing activities	442,041	(113,938)
Net cash used in financing activities	(247,527)	(998,850)
Net increase (decrease) in cash and cash equivalents	$381,054	$(1,104,863)
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2016 was $187 million compared to net cash provided of $8 million for the nine months ended September 30, 2015. The increase was primarily due to lower cash paid for income taxes and favorable working capital changes, partially offset by higher cash payments for broadcast rights. Cash paid for income taxes, net of income tax refunds, decreased by $172 million to $159 million for the nine months ended September 30, 2016 from $331 million for the nine months ended September 30, 2015. The decrease was primarily due to the payment of taxes in 2015 on the gain from the sale of our equity interest in CV in the fourth quarter of 2014, partially offset by the payment of taxes in the third quarter of 2016 related to the Newsday settlement. Distributions from equity investments decreased by $13 million to $144 million for the nine months ended September 30, 2016 from $156 million for the nine months ended September 30, 2015.
Investing activities
Net cash provided by investing activities totaled $442 million for the nine months ended September 30, 2016. Our capital expenditures in the nine months ended September 30, 2016 totaled $62 million. In the nine months ended September 30, 2016, we received net proceeds of $507 million related to the sale of real estate and other assets, as further described in Note 4 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016.
Net cash used in investing activities totaled $114 million for the nine months ended September 30, 2015. Our acquisitions totaled $75 million, net of cash acquired, and included the 2015 Acquisitions. Our capital expenditures in the nine months ended September 30, 2015 totaled $64 million. In the nine months of 2015, we received net proceeds of approximately $22 million from the sales of our investments and real estate of which $8 million related to the sale of our investment in Newsday Holdings LLC, $8 million related to a cash distribution pursuant to CV’s collection of a contingent receivable and $5 million related to the sale of two real estate properties which were held for sale as of December 28, 2014.
Financing activities
Net cash used in financing activities was $248 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we paid quarterly cash dividends totaling $69 million. Cash paid for the Class A Common Stock repurchases, which were made pursuant to our $400 million stock repurchase program authorized on February 26, 2016, totaled $149 million (see “—Repurchases of Equity Securities” below for further information). We also repaid $21 million of borrowings under our Term Loan Facility and Dreamcatcher Credit Facility.

Net cash used in financing activities was $1.0 billion for the nine months ended September 30, 2015. In conjunction with the Amendment of our Secured Credit Facility on June 24, 2015, we issued $1.1 billion aggregate principal amount of the Notes and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility, as further described below. During the nine months ended September 30, 2015, we paid dividends of $696 million, including the quarterly cash dividends of $48 million and the special cash dividend of $649 million. During the first nine months of 2015, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program authorized on October 13, 2014 totaled $273 million (see “—Repurchases of Equity Securities” below for further information).
Debt
Our debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015 (1)
Term Loan Facility due 2020, effective interest rate of 3.82%, net of unamortized discount and debt issuance costs of $33,218 and $39,147	$2,316,178	$2,328,092
5.875% Senior Notes due 2022, net of debt issuance costs of $16,187 and $17,466	1,083,813	1,082,534
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $94 and $175	15,768	18,725
Total debt	$3,415,759	$3,429,351

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.
Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of the $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, the Guarantors and JPMorgan, as administrative agent, entered into the Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the Converted Term B Loans in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion. The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment of $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loans in our unaudited Condensed Consolidated Statement of Operations in the second quarter of 2015 as a portion of the facility was considered extinguished for accounting purposes. The Term B Loans mature on December 27, 2020. Availability under the Revolving Credit Facility will terminate, and all amounts outstanding under the Revolving Credit Facility will be due and payable on December 27, 2018. See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At September 30, 2016, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million of standby letters of credit outstanding primarily in support of our workers compensation insurance programs.

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
Dreamcatcher Credit Facility—We and the Guarantors guarantee the obligations of Dreamcatcher under its Dreamcatcher Credit Facility. See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 for the description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations under the Secured Credit Facility.
Repurchases of Equity Securities
On October 13, 2014, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. During fiscal 2014, we repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares, valued at $8 million, for which we placed trades prior to December 28, 2014 that were not settled until the first three days of the first fiscal quarter of 2015. During fiscal 2015, we repurchased 6,569,056 shares of Class A Common Stock in open market transactions for $332 million at an average price of $50.59 per share, of which 4,724,463 shares were repurchased in the nine months ended September 30, 2015, at an average price of $56.14 per share. As of December 31, 2015, we repurchased the full $400 million, totaling 7,670,216 shares, authorized under the repurchase program.
On February 24, 2016, the Board authorized a new stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with available cash, cash flows from operations or debt facilities. During the nine months ended September 30, 2016, we repurchased 4,179,085 shares of Class A Common Stock in open market transactions for $158 million at an average price of $37.70 per share, inclusive of 229,407 shares, valued at $8 million, for which the Company placed trades on or prior to September 30, 2016 that were not settled until the fourth quarter of 2016. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Repurchases of Equity Securities” for the table summarizing monthly repurchases of our Class A Common Stock during the quarter ended September 30, 2016. As of September 30, 2016, the remaining authorized amount under the current authorization totaled approximately $242 million.
Cash Dividends
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2016		2015
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$23,215	$—	$—
Second quarter	0.25	22,959	0.25	24,100
Third quarter	0.25	22,510	0.25	23,620
Total quarterly cash dividends declared and paid	$0.75	$68,684	$0.50	$47,720

On November 3, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on December 6, 2016 to holders of record of Common Stock and Warrants as of November 21, 2016.
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants.
Any determination to pay dividends on our common stock, and the establishment of the per share amount, record dates and payment dates, is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings and cash flows, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture governing the Notes, as further described in Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our common stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of common stock for each Warrant held.
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
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 for a discussion of new accounting guidance.
Broadcast Rights—We amortize broadcast rights costs over the period in which an economic benefit is expected to be derived based on the timing of the usage and benefit from such programming. Newer licensed/acquired programming and original produced programming are generally amortized on an accelerated basis as the episodes are aired. For certain categories of licensed programming and feature films that have been exploited through previous cycles, amortization expense is recorded on a straight-line basis. We also have commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. Management’s judgment is required in determining the timing of the expensing of these costs, and includes analyses of historical and estimated future revenue and ratings patterns for similar programming. We regularly review, and revise when necessary, our revenue estimates, which may result in a change in the rate of amortization. Amortization of broadcast rights are expensed to programming in our unaudited Condensed Consolidated Statements of Operations.
We carry the broadcast rights at the lower of unamortized cost or estimated net realizable value. We evaluate the net realizable value of broadcast rights on a daypart, series, or title-by-title basis, as appropriate. Changes in management’s intended usage of a specific daypart, series, or program would result in a reassessment of the net realizable value, which could result in an impairment. We determine the net realizable value and estimated fair value, as appropriate, based on a projection of the estimated advertising revenues and carriage/retransmission revenues, less certain direct costs of delivery, expected to be generated by the program material, all of which are classified in Level 3 of the fair value hierarchy. If our estimates of future revenues decline, amortization expense could be accelerated or impairment adjustments may be required. We assess future seasons of syndicated programs that we are committed to acquire for impairment as they become available to us for airing. Any impairments of programming rights are expensed to programming in our unaudited Condensed Consolidated Statements of Operations.
As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, we recognized an impairment charge of $37 million for the syndicated program Elementary at WGN America in the third quarter of 2016. We have commitments to acquire additional seasons produced of Elementary in future periods. Additional impairments may be required when these seasons become available to air if estimates of future revenues for these programs have not improved.
As a result of an updated analysis completed in the first quarter of 2016, we updated our amortization model for certain categories of programming effective January 1, 2016. Program amortization for these programs is now calculated on either an accelerated or straight-line basis based upon the greater amortization resulting from either the number of episodes aired or the portion of the license period consumed.
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
We did not identify any Triggering Events during the nine months ended September 30, 2016. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2016. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were not effective as of September 30, 2016 due to the previously identified material weakness, which continued to exist as of September 30, 2016.
Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Remediation Plan
Our management has made progress in remediating the previously identified material weakness in our internal control over financial reporting. The remediation efforts that are continuing to be executed include the following:

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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. On March 16, 2015, July 24, 2015, May 11, 2016, and August 12, 2016, the Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through September 30, 2016 would have been approximately $48 million. We disagreed with the IRS’s position and timely filed a protest in response to the IRS’s proposed tax adjustments. We also would have been subject to approximately $22 million, net of tax benefits, of state income taxes, interest and penalties through September 30, 2016.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of the our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. Under the terms of the agreement reached with the IRS appeals office, which were materially consistent with our reserve at June 30, 2016, we paid $115 million for federal tax, interest and penalties in the third quarter of 2016. The tax payment was recorded as a reduction in our current income tax reserve described above. We expect to make payments of an additional $10 million by the end of the first quarter of 2017 for state tax, interest and penalties. In connection with the agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above. Through December 31, 2015, we also made approximately $136 million of federal and state tax payments through our regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016.

As further described in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2016 would be approximately $38 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through September 30, 2016, we have paid approximately $39 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of September 30, 2016 includes deferred tax liabilities of $160 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our liability for unrecognized tax benefits totaled $23 million at September 30, 2016 and $34 million at December 31, 2015.
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
Since the initial issuance of the Warrants on December 31, 2012 through September 30, 2016, we have issued 16,487,199 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,630,729 Warrants. Of these exercises, we issued 12,589,212 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,615 from the exercises.

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
Repurchases of Equity Securities
The following table summarizes repurchases of our Class A Common Stock in the quarter ended September 30, 2016 pursuant to the $400 million stock repurchase program authorized by our Board on February 24, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2016 - July 31, 2016 (1)	462,169	$38.40	462,169	$313,013
August 1, 2016 - August 31, 2016	819,865	$37.88	819,865	$281,959
September 1, 2016 - September 30, 2016 (2)	1,082,139	$36.51	1,082,139	$242,454
Quarter Ended September 30, 2016 (2)	2,364,173	$37.35	2,364,173	$242,454

(1) Excludes 69,719 shares of Class A Common Stock for which the Company placed trade orders valued at $3 million prior to June 30, 2016 but which were not settled until the third quarter of 2016.
(2) Includes 229,407 shares of Class A Common Stock for which the Company placed trade orders valued at $8 million prior to September 30, 2016 but which were not settled until the fourth quarter of 2016.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2016.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.36§
Employment Agreement, dated as of July 18, 2016, between Tribune Media Company and Lawrence Wert (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.37t	Agreement of Purchase and Sale, dated as of the August 26, 2016, by and between CIM Group Acquisitions, LLC and IL-Tribune Tower, LLC.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§ Constitutes a compensatory plan or arrangement.
t Filed herein