Form 10-K
period 2016-12-31
TRIBUNE MEDIA CO
filed 2017-03-01
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales prices of the registrant’s Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange (“NYSE”) and OTC Bulletin Board (“OTC”) market, respectively, on June 30, 2016, was $2,984,288,998.
As of February 15, 2017, 86,644,505 shares of the registrant’s Class A Common Stock and 5,605 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 5, 2017 is incorporated by reference in Part III to the extent described therein.

TRIBUNE MEDIA COMPANY

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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

•
the timing of the completion of the auction and related payment of proceeds, the potential impact of the modifications to and/or surrender of spectrum on operation of our television stations, the costs, terms and restrictions associated with the actions necessary to modify and/or surrender the spectrum;

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

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures;

•	our ability to successfully execute our business strategy, including our continued exploration of strategic and financial alternatives to enhance shareholder value;

•	the financial performance of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed in “Item 1A. Risk Factors” of this Annual Report; and

•	other events beyond our control that may result in unexpected adverse operating results.
We caution you that the foregoing list of important factors is not exhaustive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Should one or more of the risks or uncertainties described in this Annual Report or our other filings with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
PART I
ITEM 1. BUSINESS
Company Overview
Tribune Media Company is a diversified media and entertainment business. It is comprised of 42 local television stations, which we refer to as “our television stations,” that are either owned by us or owned by others but to which we provide certain services, along with a national general entertainment cable network, a radio station, a production studio, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets distinguishes us from traditional pure-play broadcasters through our ownership of high-quality original and syndicated programming, cash distributions from our equity investments and revenues from our real estate assets. Unless otherwise indicated, references in this Annual Report to “Tribune Media,” “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
On December 19, 2016, we entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business, which was previously a reportable segment, for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The transaction was completed on January 31, 2017. The Digital and Data entities included in the Gracenote Sale consisted of Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”) and provided innovative technology and services that collected, created and distributed video, music, sports and entertainment data primarily through wholesale distribution channels to consumers globally. The Company’s Digital and Data segment consisted of several businesses driven by their expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video,

Gracenote Music and Gracenote Sports. Also included in the Digital and Data segment were business-to-consumer online sports information websites which were not included in the sale and are now managed and included in the Television and Entertainment reportable segment. The previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was not material.
In accordance with Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), assets and liabilities of Gracenote Companies included in the Gracenote Sale are classified as held for sale in our Consolidated Balance Sheets, and the results of operations are reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for all periods presented. Accordingly, all references made to financial data in this Annual Report are to Tribune Media Company’s continuing operations, unless specifically noted.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments in cable and digital assets, including equity investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (“CareerBuilder”). Television and Entertainment is a reportable segment which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including through content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via our websites and other digital assets.
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
On August 4, 2014, we completed a separation transaction (the “Publishing Spin-off”), resulting in the spin-off of the assets and certain liabilities of the businesses primarily related to our principal publishing operations, other than owned real estate and certain other assets (the “Publishing Business”), through a tax-free, pro rata dividend to our stockholders and warrantholders of 98.5% of the shares of common stock of tronc, Inc. (“tronc”) (formerly Tribune Publishing Company), and we retained at that time 1.5% of the outstanding common stock of tronc. The Publishing Business consisted of newspaper publishing and local news and information gathering functions that operated daily newspapers and related websites, as well as a number of ancillary businesses that leveraged certain of the assets of those businesses. As a result of the completion of the Publishing Spin-off, tronc operates the Publishing Business as an independent, publicly-traded company. On January 31, 2017, we sold our tronc shares for net proceeds of $5 million.
On October 1, 2014, we sold our equity interest in CV to TEGNA Inc. (“TEGNA”).
On December 5, 2014, we completed the registration of the Company’s Class A Common Stock on the New York Stock Exchange (“NYSE”) and since then, our Class A Common Stock has traded on the NYSE under the symbol “TRCO.”
On January 31, 2017, we completed the Gracenote Sale.
The following chart illustrates our organizational structure as of December 31, 2016:
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
(3) This entity and its direct and indirect subsidiaries held our Digital and Data Video businesses and were included in the Gracenote Sale.
(4) This entity and its direct and indirect subsidiaries held our Gracenote Music business and were included in the Gracenote Sale.
(5) This entity and its direct and indirect subsidiaries hold certain of our other equity method investments, including our investment in CareerBuilder.
(6) This entity and its direct and indirect subsidiaries hold the majority of our real estate assets.
(7) Other direct and indirect subsidiaries that hold, or held, our North American and European sports data and technology businesses and various broadcasting and other Company assets, including certain cost method investments and international businesses, some of which were included in the Gracenote Sale.

Competitive Strengths
We believe that we benefit from the following competitive strengths:
Geographically diversified media properties in attractive U.S. markets.
We are one of the largest independent station owner groups in the United States based on household reach, and we own or operate local television stations in each of the nation’s top five markets and seven of the top ten markets by population. We have network affiliations with all of the major over-the-air networks, including American Broadcasting Company (“ABC”), CBS Corporation (“CBS”), FOX Broadcasting Company (“FOX”), National Broadcasting Company (“NBC”) and The CW Network, LLC (“CW”). We provide “must-see” programming, including the National Football League (“NFL”) and other live sports, on many of our stations and local news to approximately 50 million U.S. households in the aggregate, as measured by Nielsen Media Research, representing approximately 44% of all U.S. households.
In addition, we own a national general entertainment cable network, WGN America, which is available in approximately 80 million households nationally, as estimated by Nielsen Media Research. WGN America provides us with a platform for launching original programming and exclusive syndicated content. We believe that the combination of our broadcast stations and WGN America creates a differentiated distribution platform.
Strong cash flow generation.
Our businesses have historically generated strong cash flows from operations. For the three years ended December 31, 2016, our net cash provided by such operating activities totaled $689 million, which includes $530 million of cash distributions received from our equity investments. In addition to the $530 million of cash distributions accounted for within the cash flows provided by operating activities, $191 million of cash distributions from our equity investments were accounted for within the cash flows from investing activities. Our equity investments have historically provided substantial cash distributions annually. These cash flows provide us with the financial flexibility to pursue our growth strategies both through organic investments in our existing businesses and through accretive acquisition opportunities, as well as to return capital to our stockholders.
Opportunistically deploying capital to drive stockholder returns.
Our capital allocation policy is focused on driving returns for stockholders and investing in areas that are intended to drive growth in our profitability. On February 24, 2016, our board of directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with available cash, cash flows from operations or debt facilities. As of December 31, 2016, we repurchased 6,432,455 shares in open market transactions at an aggregated purchase price of $232 million under the existing stock repurchase program. The Company’s previously announced $400 million share repurchase program was completed during the fourth quarter of 2015. Under the previous program we repurchased a total of 7,670,216 shares. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
In addition, on February 14, 2017, our Board declared a quarterly cash dividend of $0.25 per share on our Class A Common Stock and Class B Common Stock (collectively “Common Stock”) to be paid on March 27, 2017 to holders of record of Class A Common Stock and Class B Common Stock as of March 13, 2017, continuing the quarterly dividends that we have paid since the Company’s dividend program was announced on March 6, 2015. For the three years ended December 31, 2016, we paid a total of approximately $1.443 billion to our stockholders (including warrant holders) through dividends and share repurchases, including $649 million paid as a special dividend in April 2015. Additionally, we paid a special cash dividend of $499 million on February 3, 2017.

Valuable investments and real estate holdings.
We currently hold a variety of investments in cable and digital assets, including equity interests in TV Food Network and CareerBuilder. TV Food Network, in which we have a 31% interest, operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel is a digital-tier network available nationally and airs popular off-Food Network programming as well as originally produced programming. CareerBuilder, in which we have a 32% interest, is a global leader in human capital solutions, helping companies target, attract and retain talent. Its website, CareerBuilder.com, is a leading job website in North America. CareerBuilder operates websites in the United States, Europe, Canada, Asia and South America. On September 7, 2016, TEGNA announced that it was evaluating strategic alternatives for CareerBuilder, in which it holds a 53% ownership interest, including a possible sale. There can be no assurance of the terms, timing or structure of any transaction involving such business or whether any such transaction will take place at all, any such transaction is subject to risks and uncertainty.
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
Strategies
Our mission is to create, produce and distribute outstanding entertainment, news and sports content that inform, entertain, engage and inspire millions of people every day. To achieve this mission, we are pursuing the following strategies:
Utilize the scale and quality of our operating businesses to increase value to our partners: advertisers, MVPDs, network affiliates and consumers.
Our television station group reaches approximately 50 million households nationally, as measured by Nielsen Media Research, representing approximately 44% of all U.S. households. WGN America, our national general entertainment cable network, reaches approximately 68% of U.S. households and the digital networks we operate, Antenna TV and THIS TV, collectively reach approximately 93% of U.S. households. We also operate approximately 50 websites primarily associated with our television stations, which, in 2016, reached an average of 62 million unique visitors monthly, as measured by comScore.
Through our extensive distribution network, we can deliver content through a multitude of channels. This ability to reach consumers across a broad geographical footprint is valuable for advertisers, MVPDs and affiliates alike as we connect consumers with their messaging and quality content. This network, and our leadership position in the markets in which we operate, provide us additional leverage to negotiate favorable retransmission consent revenue and carriage fee arrangements with MVPDs and agreements with our network affiliate partners.
To ensure our media and brands reach an increasing number of audiences enabling advertisers to reach such audiences in the most effective way across screens, we are dedicated to building and managing strong editorial, digital marketing and technology capabilities that help us source, optimize, distribute and monetize our content online.
In November 2015, WGN America completed the transformation from a superstation to a highly distributed general entertainment cable network and is currently available in approximately 80 million households as estimated by Nielsen Media Research. Our strategy is to build a network that combines high quality, original programming as well as exclusive, highly-rated syndicated programming and feature films.
Be the most valued source of local news and information in the markets in which we operate.
Local news is a cornerstone of our television stations. We believe local news enjoys a competitive advantage relative to national news outlets due to its ability to generate immediate reporting, which is especially valuable when a breaking news story develops in a local market. We are also able to utilize our breadth of coverage to distribute local content on a national scale by sharing news stories on-air and digitally across Tribune-covered markets. Annually, we produce approximately 80,000 hours of news in our 33 U.S. markets. We also operate approximately 50 websites and approximately 150 mobile applications.
Disciplined management of operating costs and capital investment.
Our management team is focused on maintaining a disciplined cost management program, while ensuring that the Company is investing in the areas that are expected to continue to drive profitability and growth. We maintain a strong focus on our programming and operating costs through detailed analysis. We also believe that the scale and reach of our station group provides us with a favorable negotiating position with programming providers and other vendors, which can enable us to secure syndicated programming at more favorable prices.
Continued exploration of strategic and financial alternatives to enhance shareholder value.
On February 29, 2016, we announced that the Board and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value. The strategic and financial alternatives under consideration include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives. Significant developments since the announcement have included the closing of several real estate transactions, the Gracenote Sale, a $400 million prepayment of outstanding borrowings under our Term Loan Facility (as defined below) from the proceeds of the Gracenote Sale, payment of a $499 million special cash dividend in February 2017 and the utilization of $232 million of our current $400 million share repurchase authorization. On February 8, 2017, we announced that we expect to receive approximately $190 million in pretax proceeds resulting from the FCC’s recently completed reverse auction for broadcast spectrum. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. We expect to receive the proceeds in the second half of 2017.
Monetization of our real estate assets.
We intend to continue the monetization of our real estate assets while continuing the value maximization process. We do this by continuously assessing the market conditions and executing on what we believe are the best strategies for each of the properties, including divestitures or forming strategic partnerships with local developers. In 2016, we sold several properties for net pretax proceeds of $506 million and recognized a net pretax gain of $213 million, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We expect to broaden this sales activity to other properties depending on market conditions.
Prime sports programming in major markets.
In several markets, we have acquired local television broadcast rights for certain sporting events, including Major League Baseball (“MLB”) baseball, National Basketball Association (“NBA”) basketball, and National Hockey League (“NHL”) hockey. Additionally, our stations that are affiliated with FOX, CBS and NBC broadcast certain NFL football and MLB baseball games, and other popular “must-see” sporting events provided by these networks.

Segments
We operate our business through the Television and Entertainment reportable segment, and under Corporate and Other we report the management of certain of our real estate assets, including revenues from leasing office and production facilities, as well as certain administrative activities associated with operating our corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans. We also currently hold a variety of minority investments in cable and digital assets, including TV Food Network and CareerBuilder. See Note 20 to our audited consolidated financial statements for further information.
Television and Entertainment
Our Television and Entertainment reportable segment consists of the following businesses:

•
Television broadcasting services through Tribune Broadcasting, which owns or provides services to 42 local broadcast television stations and related websites and mobile applications in 33 U.S. markets as well as other digital assets;

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
Tribune Broadcasting owns or provides certain services to 42 local television stations, reaching approximately 50 million households nationally, as measured by Nielsen Media Research, making us one of the largest independent station groups in the United States based on household reach. Currently, our television stations, including the 3 stations to which we provide certain services under SSAs with Dreamcatcher, consist of 14 FOX television affiliates, 12 CW television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 2 NBC television affiliates and 5 independent television stations. Our affiliates represent all the major over-the-air networks, and we own or operate local television stations in each of the nation’s top five markets and seven of the top ten markets.

The following chart provides additional information regarding our television stations:

Stations	Market	Market Rank(1)	% of U.S. Households	Primary Network Affiliations	Affiliation Expiration
WPIX	New York	1	6.4%	CW	2021
KTLA	Los Angeles	2	4.8%	CW	2021
WGN	Chicago	3	3.0%	IND	N/A
WPHL	Philadelphia	4	2.6%	MY	2018
KDAF	Dallas	5	2.4%	CW	2021
WDCW	Washington	7	2.2%	CW	2021
KIAH	Houston	8	2.1%	CW	2021
KCPQ / KZJO	Seattle	14	1.6%	FOX / MY	2018/2018
WSFL	Miami	16	1.5%	CW	2021
KDVR / KWGN	Denver	17	1.4%	FOX / CW	2018/2021
WJW	Cleveland	19	1.3%	FOX	2018
KTXL	Sacramento	20	1.2%	FOX	2019(3)
KTVI / KPLR	St. Louis	21	1.1%	FOX / CW	2018/2021
KRCW	Portland	25	1.0%	CW	2021
WXIN / WTTV	Indianapolis	27	0.9%	FOX / CBS	2019(3)/2019
KSWB	San Diego	28	0.9%	FOX	2019(3)
WTIC / WCCT	Hartford	30	0.8%	FOX / CW	2019(3)/2021
WDAF	Kansas City	33	0.8%	FOX	2018
KSTU	Salt Lake City	34	0.8%	FOX	2018
WITI	Milwaukee	35	0.8%	FOX	2018
KFOR / KAUT	Oklahoma City	41	0.6%	NBC / IND	2019/NA
WTKR(2) / WGNT(2)	Norfolk	42	0.6%	CBS / CW	2019/2021
WPMT	Harrisburg	43	0.6%	FOX	2019(3)
WXMI	Grand Rapids	44	0.6%	FOX	2019(3)
WGHP	Greensboro	46	0.6%	FOX	2018
WGNO / WNOL	New Orleans	50	0.6%	ABC / CW	2019/2021
WREG	Memphis	51	0.6%	CBS	2019
WTVR	Richmond	55	0.5%	CBS	2019
WNEP(2)	Wilkes Barre	56	0.5%	ABC	2019
WHO	Des Moines	69	0.4%	NBC	2019
WHNT	Huntsville	79	0.3%	CBS	2019
KFSM / KXNW	Ft. Smith	99	0.3%	CBS / MY	2019/2018
WQAD	Davenport	101	0.3%	ABC	2019

(1) Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Local Television Market Universe Estimates for 2016-2017, as published by Nielsen Media Research.
(2) Stations owned by Dreamcatcher to which we provide certain services under SSAs. See Note 1 to our audited consolidated financial statements for further information.
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

Our television station group’s broadcast programming is received by a majority of the audience via MVPDs, which include cable television systems, direct broadcast satellite providers and wireline providers who pay us to offer our programming to their customers. We refer to such fees paid to us by MVPDs as retransmission revenues.
Programming
We source programming for our 39 Tribune Broadcasting-owned stations from the following sources:

•	News and entertainment programs that are developed and executed by the local television stations;

•	Acquired and original syndicated programming;

•	Programming received from our network affiliates that is retransmitted by our television stations (primarily prime time and sports programming); and

•	Paid programming.
We produce approximately 80,000 hours of news annually in our 33 U.S. markets. Many of our newscasts are critically acclaimed.
Acquired syndicated programming, including both television series and movies, are purchased on a group basis for use by our owned stations. Contracts for purchased programming generally cover a period of up to five years, with payments typically made over several years.
For those stations with which we have a network affiliation, certain programming is acquired from the affiliated network, including FOX, CW, CBS, NBC and ABC. Network affiliation agreements dictate what programs are aired at specific times of the day, primarily during prime time. Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers. Those parts of the day which do not contain network-provided content are programmed by the stations, primarily with syndicated programs purchased for cash, cash and barter or barter-only, as well as through self-produced news, live local sporting events, and other entertainment programming. We also develop our own first run, or original syndicated programming, including owning the programming outright or being a partner with other media companies.
In addition, our stations air paid-programming whereby third parties pay our television stations for a block of time to air long-form advertising. The content is a commercial message designed to represent the viewpoints and to serve the interest of the sponsor.
The programming sources described above relate to our 39 owned local television stations. In compliance with FCC regulations, Dreamcatcher maintains complete responsibility for and control over programming, finances, personnel and operations of the three Dreamcatcher Stations. We provide technical, promotional, back-office, distribution and limited programming services for the Dreamcatcher Stations.
Sources of Revenue and Expenses
Tribune Broadcasting
Our television stations derive a majority of their revenue from local and national broadcasting advertising and retransmission revenues. Other sources of revenue include barter/trade revenues and copyright royalties. Barter/trade revenue is the exchange of advertising airtime in lieu of cash payments for the rights to programming, equipment, merchandise or services. Copyright royalties represent distributions collected from satellite and cable companies and distributed by the U.S. Copyright Office for programming created by us that was broadcast outside of the local market in which it was intended to air prior to WGN America becoming exclusively a cable network in November 2015. As a cable network, WGN America no longer generates copyright royalties revenue.
While serving the programming interests and needs of our television audiences, we also seek to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience. We attract most of our national television advertisers through a retained national marketing representation firm. Our local television advertisers are attracted through the use of a local sales force at each of our television stations. We also derive advertising revenue from our television stations’ corresponding websites and mobile applications and other entertainment and sports information websites. In total, we currently operate approximately 50 websites and approximately 150 mobile applications. As consumers continue to turn to online resources for news and entertainment content, we are adapting and expanding our digital presence in each of the local markets where we operate.
Advertising revenues have historically been seasonal, with higher revenues generated in the second and fourth quarters of the year. Political advertising revenues are also cyclical, with a significant increase in spending in even numbered election years and disproportionate amounts being spent every four years during presidential campaign years.
We generate retransmission revenues from MVPDs in exchange for their right to carry our stations in their pay-television services to consumers. Retransmission rates are governed by multi-year agreements negotiated with each MVPD and are generally based on the number of monthly subscribers in each MVPD’s respective coverage area.
Expenses at our Tribune Broadcasting stations primarily consist of compensation and programming costs associated with producing local news and acquiring syndication rights to other content. Programming fees are also paid to our affiliate partners who typically provide prime time and sports programming to be carried in the local markets in which we operate.
Antenna TV and THIS TV
Antenna TV, which is owned and operated by Tribune Broadcasting, is a digital multicast network airing on television stations across the United States. The network features classic television programs and movies. Local television stations air Antenna TV as a digital multicast channel, often on a .2 or .3 channel depending on the city and the station, using data compression techniques that allow a television station to transmit more than one independent program channel at the same time. Antenna TV is free and available over-the-air using a traditional broadcast television or antenna. In addition, most major cable companies across the United States carry local affiliate feeds of Antenna TV. In some cities, stations run alternative local programming at various points throughout the day. Currently, the network is available in 129 markets, including markets in which Tribune owns or provides services to a television station. The primary source of revenue is advertising, both at the network level as well as the locally sold advertising for those markets in which we operate.
THIS TV is a digital multicast network airing on certain television stations across the United States. It is owned by Metro-Goldwyn-Mayer Studios, Inc. (“MGM”) and operated by Tribune Broadcasting. The network programming largely consists of movies, limited classic television series and children’s programming. Local television stations air THIS TV as a digital multicast channel often on a .2 or .3 channel, depending on the city and the station. THIS TV is free and available over-the-air using a traditional broadcast television or antenna. In addition, most major cable companies across the United States carry local affiliate feeds of THIS TV. Currently, the network is available in 122 markets, including markets in which Tribune owns or provides services to a television station. Revenue consists of locally sold advertising for those markets in which we operate, a fee from MGM for operating the network as well as profit participation.
WGN America
WGN America is our national, general entertainment cable network. The channel is currently available in approximately 80 million households as estimated by Nielsen Media Research. WGN America programming is delivered by our MVPD partners and consists primarily of syndicated series and movies as well as first-run original programming. Content contracts are typically signed with the major studios and program distributors and cover a period of one to five years, with payment typically made over several years.

In November 2015, WGN America completed the transformation from a superstation to a highly distributed general entertainment cable channel. As a result of such transformation, WGN America is available through a dual feed, meaning that the network's shows are available for linear viewing in their intended times slots on both the East and West coasts. Additionally, the change in status of WGN America to a highly distributed cable channel has resulted in higher carriage (subscriber) fees received from MVPDs.
WGN America’s primary sources of revenue are:

•	Advertising revenues—We sell national advertising, with pricing based on audience size, the demographics of our audiences and the demand for our limited inventory of commercial time.

•	Paid Programming—Third parties pay for a block of time to air long-form advertising, typically in overnight time blocks.

•	Carriage (subscriber) fees—We earn revenues from agreements with MVPDs. The revenue we receive is typically based on the number of subscribers the MVPD has in their franchise area.

•
Copyright revenue—We receive fee revenues distributed by the U.S. Copyright Office based on original programming that was retransmitted and not directly paid for by MVPDs. As MVPDs have completed the switch to a cable signal from the superstation signal, we no longer earn copyright revenue from the WGN America superstation signal.

The primary expenses for WGN America are programming costs associated with new productions, syndicated programming and marketing and promotion costs that are incurred as we launch new original series.
Tribune Studios
Tribune Studios sources and produces original and exclusive content for WGN America and our television stations, providing alternatives to acquired programming across a variety of daypart segments. Our original programming currently being aired includes Outsiders, Underground and Salem.
In addition to programming that is developed by Tribune Studios, our strategy for WGN America also includes obtaining rights for off-network syndication, many of which are exclusive. Our syndication programming currently includes the popular television series Blue Bloods, Cops, Elementary and Person of Interest.
Through our ownership of a national channel and the extensive footprint of our television stations, we are well positioned to leverage the scale of this distribution model to cross-promote our content, which we believe will provide an advantage to WGN America and our Tribune Broadcasting stations to build further awareness of our content and brands that will drive viewership across both networks.
When appropriate, we distribute Tribune Studios programming to our Tribune Broadcasting stations, as well as offer for license to third-party networks.
We expect to continue to make investments in developing, creating and producing original programming content for both WGN America and our owned local television stations.
Radio Station
We own WGN 720 AM, a radio station based in Chicago, Illinois. WGN 720 AM is a high-powered clear channel AM station, which has the highest protection from interference from other stations, and features talk-radio programs that host local personalities and provide sports play-by-play commentary.

Corporate and Other
The remaining activities that fall outside of our reportable segment consist of the following areas:

•	Management of real estate assets, including revenues from leasing office space and operating facilities, and any gain or loss from sale of real estate; and

•	Costs associated with operating the corporate office functions and our predominantly frozen company-sponsored defined benefit pension plans.
We own the majority of the real estate and facilities used in the operations of our business. In addition, a large percentage of the facilities we own house tronc’s businesses and are subject to operating leases. As of December 31, 2016, our real estate holdings comprise 63 real estate assets, representing approximately 3.9 million square feet of office, studio, industrial and other buildings on land totaling approximately 1,000 acres. Certain of these properties and land are available for redevelopment. These include excess land, underutilized buildings, and older facilities located in urban centers. We estimate that approximately 1.4 million square feet and approximately 226 acres are available for full or partial redevelopment. See “Item 2. Properties” for further information on our real estate holdings.
We intend to continue the monetization of a significant portion of our real estate while continuing to maximize the value of certain assets primarily by employing best practices in the operation and management of our holdings and forming strategic partnerships with knowledgeable local developers in the markets where our assets are located.
Investments
We hold a variety of investments, which include cable and digital assets. Currently, we derive significant cash flows from our two largest investments, which are a 31% interest in TV Food Network and a 32% interest in CareerBuilder.
TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Our partner in TV Food Network is Scripps Networks Interactive, Inc. (“Scripps”), which owns a 69% interest in TV Food Network and operates the networks on behalf of the partnership. Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel caters to avid food lovers by focusing on food information and instructional cooking programming and delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. Cooking Channel is a digital-tier network, available nationally and airs popular off-Food Network programming as well as originally produced programming.
CareerBuilder is a global leader in human capital solutions specializing in Human Resources (“HR”) software-as-a-service (“SaaS”) to help companies with every step of the recruitment process. Our partners in CareerBuilder are TEGNA and The McClatchy Company, which together own a 68% interest in CareerBuilder. CareerBuilder offers a wide array of solutions that help employers around the world match the right candidate to the right opportunity. CareerBuilder has built a pre-hire platform which provides everything from high-powered sourcing and mass job distribution to labor market analysis, workflow and automatic candidate relationship management. Its website, CareerBuilder.com, is one of the largest job websites in North America. CareerBuilder operates websites in the United States, Europe, Canada, Asia and South America. On September 7, 2016, TEGNA announced that it was evaluating strategic alternatives for CareerBuilder. There can be no assurance of the terms, timing or structure of any transaction involving such business or whether any such transaction will take place at all and any such transaction is subject to risks and uncertainties.
We also hold a number of other smaller investments in private companies such as our 5% membership interest in New Cubs LLC and a 25% interest in Dose Media LLC. See Note 8 to our audited consolidated financial statements for further information on our investments.

Competition
The advertising marketplace has become increasingly fragmented as new forms of media vie for share of advertiser wallet. Competition for audience share and advertising revenue is based upon various interrelated factors including programming content, audience acceptance and price. Our Television and Entertainment segment competes for audience share and advertising revenue with other broadcast television stations in their respective DMAs, as well as with other advertising media such as MVPDs, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, internet and broadband and direct mail. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.
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
Lastly, our Tribune Broadcasting and WGN America businesses also compete with new distribution technologies for viewers and for content acquisition, including Subscription Video on Demand (“SVOD”) and Over-the-Top (“OTT”) outlets.
Major competitors include broadcast owners and operators, namely FOX, ABC, CBS and NBC, as well other major broadcast television station owners, including TEGNA, Nexstar, Sinclair, Gray and Raycom as well as other cable networks, including TNT, TBS, USA, FX, and AMC.
Customers and Contracts
No single customer accounted for more than 10% of Television and Entertainment or consolidated operating revenues in 2016, 2015 or 2014.
We are a party to multiple contractual arrangements with several program distributors for their respective programming content. In addition, we have affiliation agreements with our television affiliates, such as FOX, CBS, ABC, NBC and CW.

Intellectual Property
We do not face major barriers to our operations from patents owned by third parties as we view continuous innovation with respect to our technology as being one of our key competitive advantages. We maintain a growing patent and patent application portfolio with respect to our technology, owning, as of December 31, 2016, approximately 50 U.S. and foreign issued patents and approximately 150 pending patent applications in the U.S. and foreign jurisdictions. Generally, the duration of issued patents in the U.S. is 20 years from filing of the earliest patent application to which an issued patent claims priority. We also maintain federal, international, and state trademark registrations and applications that protect, along with common law rights, our brands, certain of which are long-standing and well known, such as WGN, WPIX, and KTLA. Generally, the duration of a trademark registration is perpetual, if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. Further, we maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our viewers and consumers in our markets and across the country. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
Employees
As of December 31, 2016, we employed approximately 8,200 employees, including approximately 2,000 that were employed by the Gracenote Companies. Approximately 1,400 of our Television and Entertainment employees were represented by labor unions. Approximately 1,300 of our employees were employed in international locations, most of whom were employed by the Gracenote Companies. We have not recently experienced any significant labor problems and consider our overall labor relations to be good.
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
Each television and radio station that we own must be licensed by the FCC. Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of March 1, 2017, we had FCC authorization to operate 39 television stations and one AM radio station. We must also obtain FCC approval prior to the acquisition or disposition of a station, the construction of a new station or modification of the technical facilities of an existing station. Interested parties may petition to deny such applications and the FCC may decline to renew or approve the requested authorization in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will continue to do so in the future.
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
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”), a Company may hold attributable interests in up to two television stations within the same Nielsen Media Research DMA (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top-four-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. In a report and order issued in August 2016 (the “2014 Quadrennial Review Order”), the FCC, among other things, adopted a rule applying the “top-four” ownership limitation to “affiliation swaps” within a market. That rule, effective December 1, 2016 prohibits transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. Such arrangements existing prior to the rule’s adoption are grandfathered, and the prohibition does not apply to multiple top-four network multicast streams broadcast by a single station. The 2014 Quadrennial Review Order is the subject of a pending petition for reconsideration by the FCC and of a petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of these proceedings, or the effect on our business.
We own duopolies permitted under the “top-four/eight voices” test in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly met the top-four/eight voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002, and therefore is permitted under the rules. Our duopoly in the New Haven-Hartford DMA is permitted pursuant to a waiver granted by the FCC on November 16, 2012 in the Memorandum Opinion and Order (the “Exit Order”) granting our applications to assign our broadcast station licenses from the debtors-in-possession to our licensee subsidiaries in connection with the FCC’s approval of the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (subsequently amended and modified, the “Plan”). Our duopoly in the Fort Smith-Fayetteville DMA and our operation of full power “satellite” stations in the Denver and Indianapolis DMAs are permitted pursuant to waivers granted by the FCC in connection with the Local TV Acquisition (the “Local TV Transfer Order”), which was completed on December 27, 2013. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. We filed an Opposition to the Application for Review on February 21, 2014, and Free Press filed a reply on March 6, 2014. The matter is pending and we cannot predict the outcome of this proceeding.
The FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”) generally prohibits entities from owning or holding “attributable interests” in both daily newspapers and broadcast stations in the same market. On August 4, 2014, we completed the Publishing Spin-off and retained 381,354 shares of tronc common stock, then representing 1.5% of the outstanding common stock of tronc. On January 31, 2017, we sold our shares of tronc. Accordingly, we do not have an attributable interest in the daily newspaper business or operations of tronc. As a result of the August 4, 2014 pro rata distribution of tronc stock to our shareholders, the three attributable shareholders of the Company (collectively, the “Attributable Shareholders”) became attributable shareholders of tronc. As of December 31, 2016, two Attributable Shareholders reported that they have divested their interest in tronc, while one maintains the status quo with respect to its interest in the companies.
Notwithstanding the Publishing Spin-off, the television/newspaper interests of the remaining Attributable Shareholder remain subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with the Exit Order. On November 12, 2013, we filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. In the 2014 Quadrennial Order the FCC modified the NBCO Rule by providing an exception for failed or failing entities and allowing for consideration of waivers of the rule on a case-by-case basis. The new rules became effective on December 1, 2016. The 2014 Quadrennial Review Order is the subject of a pending petition for reconsideration by the FCC and of a petition for judicial review by the U.S. Court of Appeals for the Third Circuit. We cannot predict the outcome of these proceedings, or the effect on our business.
The FCC’s “National Television Multiple Ownership Rule” prohibits an entity from having attributable interest in television stations that, in the aggregate, reach more than 39% of total U.S. television households. Previously, the number of television households attributable to UHF stations for purposes of calculating national reach under the Rule was subject to a 50% discount (the “UHF Discount”). Effective November 23, 2016, the FCC eliminated the UHF Discount except for certain “grandfathered” existing combinations that exceeded the 39% cap as of September 26, 2013. Under the modified rule, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. Our current national reach exceeds the 39% cap on an undiscounted basis, but is permitted under the “grandfathering” provision. The elimination of the UHF Discount affects our ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by us). The elimination of the UHF Discount is the subject of a pending petition for reconsideration by the FCC and of a petition for judicial review by the U.S. Court of Appeal for the Third Circuit. We cannot predict the outcome of these proceedings, or the effect on our business.
The Company provides certain operational support and other services to the Dreamcatcher stations pursuant to “shared services agreements” (“SSA”). In the 2014 Quadrennial Order, the FCC adopted reporting requirements for SSAs.
In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC sought comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. That proceeding remains pending. Pursuant to the STELA Reauthorization Act (“STELAR”), enacted in December 2014, the FCC has adopted regulations prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market. We do not currently engage in retransmission consent negotiations jointly with any other stations in our markets.
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
On September 2, 2015, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on whether the FCC should make changes to its rules that require commercial broadcast television stations and MVPDs negotiate in “good faith” for the retransmission by MVPDs of local television signals. On July 14, 2016, then-Chairman Wheeler announced that the FCC will not adopt additional rules governing parties’ good faith negotiation obligations, however, the FCC has not yet formally terminated the proceeding.
The Communications Act prohibits foreign parties from owning more than 20% of the equity or voting interests of a broadcast station licensee. The FCC has discretion under the Communications Act to permit foreign parties to own more than 25% of the equity or voting interests of the parent company of a broadcast licensee, but historically has declined to do so. In a Report and Order adopted September 29, 2016 and effective on January 30, 2017, the FCC adopted rules, presumptions and procedures to facilitate the exercise of its discretion to consider, on a case-by-case basis, proposals for foreign investment in broadcast licensee parent companies above the 25% benchmark. The new procedures will allow broadcasters to file for declaratory rulings seeking authority to have foreign ownership above 25%, apply a presumption allowing approved attributable foreign-interest holders to increase their holdings without additional FCC approval under some circumstances, and apply such authorization prospectively to all after-acquired licenses.

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
The FCC has numerous other regulations and policies that affect its licensees, including rules requiring closed-captioning and video description to assist television viewing by the hearing- and visually-impaired; an equal employment opportunities (“EEO”) rule which, among other things, requires broadcast licensees to implement an equal employment opportunity program and undertake certain outreach initiatives to ensure broad recruitment efforts, and prohibits discrimination by broadcast stations based on age, race, color, religion, national origin or gender; a requirement that all broadcast station advertising contracts contain nondiscrimination clauses; and public inspection file rules requiring licensees to maintain for public inspection on an FCC-hosted website extensive documentation regarding various aspects of their station operations. Other rules and decisions permit unlicensed wireless operations on television channels in so-called “White Spaces,” subject to certain requirements. We cannot predict whether such operations will result in interference to broadcast transmissions.
Federal legislation enacted in February 2012 authorizes the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. Although not yet officially concluded, the FCC has communicated to licensees tentative results of the reverse broadcaster auction and the repack. We participated in the auction and anticipate receiving approximately $190 million in pretax proceeds resulting from the auction. In addition, we expect many of our television stations to be required to change frequencies or otherwise modify their operations as a result of the “repack.” In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. While conclusion of the auction seems imminent, we cannot predict the likelihood, timing or outcome of the incentive auction, or any related FCC regulatory action.
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
Corporate Information
We are incorporated in Delaware and our corporate offices are located at 435 North Michigan Avenue, Chicago, Illinois 60611. Our website address is www.tribunemedia.com, and our corporate telephone number is (212) 210-2786. Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, and nominating and corporate governance committees are also available on our website www.tribunemedia.com under the heading “Investors.”

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
Advertising revenue is our primary source of revenue, representing approximately 72% of our Television and Entertainment revenue in 2016. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates, job creation, programming content and audience share and rates, as well as federal, state and local election cycles, all impact demand for advertising.
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

Seasonal variations in consumer spending cause our quarterly advertising revenue to fluctuate. Second and fourth quarter advertising revenue is typically higher than first and third quarter advertising revenue, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. In addition, due to demand for political advertising spots, we typically experience fluctuations in our revenues between even and odd-numbered years. During elections for various state and national offices, which are primarily in even-numbered years, advertising revenues tend to increase because of political advertising in our markets. Advertising revenues in odd-numbered years tend to be less than in even-numbered years due to the significantly lower level of political advertising in our markets. Even in even-numbered years, levels of political advertising are affected by campaign finance laws and the willingness and ability of political candidates and PACs to raise and spend funds, and our advertising revenues could vary substantially based on these factors.
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
Furthermore, in recent years, the national broadcast networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those that we own or operate. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by our television stations and could adversely affect the business, financial condition and results of operations of our stations.
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
The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the relevant network and this loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues. Upon the termination of any of our network affiliation agreements, we would be required to establish a new network affiliation agreement for the affected station with another network or operate as an independent station. Currently, we have 14 stations affiliated with FOX, 12 stations affiliated with CW, 6 stations affiliated with CBS, 3 stations affiliated with ABC and 2 stations affiliated with NBC. We periodically renegotiate our major network affiliation agreements. We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations.
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
One of our most significant costs is television programming. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time or negotiate sufficient retransmission consent and carriage fee rates to cover the costs of the program. Since we generally purchase programming content from others rather than producing such content ourselves, we have limited control over the costs of the programming. Often we must purchase programming several years in advance and may have to commit to purchase more than one year’s worth of programming. We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs which may result in charges that would adversely affect our results of operations. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during weak advertising markets. Additionally, our business is subject to the popularity of the programs provided by the networks with which we have network affiliation agreements or which provide us programming.
We may not be able to renegotiate retransmission consent or carriage fee agreements on terms comparable to or more favorable than our current agreements.
We depend in part upon retransmission consent and carriage fees from cable, satellite and other MVPDs, which pay those fees in exchange for the right to retransmit our broadcast programming and distribute WGN America. These retransmission revenues and carriage fees represented approximately 24% of our 2016 Television and Entertainment revenues. As these “retransmission consent” and signal distribution agreements expire, we may not be able to renegotiate such agreements at terms similar to or more favorable than our current agreements. Our inability to renegotiate retransmission consent or carriage fee agreements on terms comparable to or more favorable than our current agreements may cause revenues or revenue growth from our retransmission consent and carriage fee agreements to decrease under the renegotiated terms. In addition, the non-renewal of any retransmission consent and carriage fee agreements with an MVPD upon expiration may affect the economics of our relationship with the MVPD, advertising revenues and our local brands. For example, on June 12, 2016, our programming agreement with DISH Network expired, which resulted in our local television stations and WGN America being off DISH Network until a long-term agreement was signed on September 3, 2016. Furthermore, fees under our retransmission and carriage agreements are typically generated on a per-subscriber basis and if an MVPD with which we have a retransmission or carriage agreement loses subscribers, our revenues would be adversely affected.
We could be faced with additional tax-related liabilities if the IRS prevails on a proposed income tax audit adjustment. We may also face additional tax liabilities stemming from an ongoing tax audit.
We are subject to both federal and state income taxes and are regularly audited by federal and state taxing authorities. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves. We analyze our tax positions and reserves on an ongoing basis and make adjustments when warranted based on changes in facts and circumstances. While we believe our tax positions and reserves are reasonable, the resolutions of our tax issues are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities for the transactions contemplated by the agreement, dated August 21, 2009, between us and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC), and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise owned by us and our subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”).
On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain related to the Chicago Cubs Transactions which we consummated on October 27, 2009 should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2016 would be approximately $41 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. We estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Through December 31, 2016, we have paid approximately $42 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. Our Consolidated Balance Sheet as of December 31, 2016, includes a deferred tax liability of $158 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions.

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
We may incur costs in connection with the investigation or remediation of contamination at sites currently or formerly owned or operated by us. Historical operations at these sites may have resulted in releases of hazardous materials to soil or groundwater. In addition, we could be required to contribute to cleanup costs at third-party waste disposal facilities at which wastes were disposed. In connection with the Publishing Spin-off, tronc agreed to indemnify us for costs related to certain identified contamination issues at sites owned, operated or used by tronc. In turn, we agreed to indemnify tronc for certain other environmental liabilities. Environmental liabilities, including investigation and remediation obligations, could adversely affect our operating results or financial condition.
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
There can be no assurance that our ongoing exploration of strategic alternatives will be successful.
On February 29, 2016, we announced that the Board and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value, which include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives. There can be no assurance that any transaction will be consummated and the outcome of any transaction is uncertain. Further, the process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results and financial condition.
On September 7, 2016, TEGNA announced that it was evaluating strategic alternatives for CareerBuilder, in which it holds a 53% ownership interest, including a possible sale. There can be no assurance of the terms, timing or structure of any transaction involving such business, in which we hold a 32% ownership interest, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties.
In 2016, we continued the monetization of a portion of our real estate portfolio, including the sale of three marquee properties, the Tribune Tower in Chicago, IL, the north block of our Los Angeles Times Square property in downtown Los Angeles, CA and the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA. We currently expect to expand this sales activity in the future to other properties. We may, however, be unable to realize the full value, or successfully complete the planned divestitures, of our real estate assets, and there can be no assurance that any such divestiture can be completed in a timely manner, on favorable terms or at all.
The financial performance of our equity method investments could adversely impact our results of operations.
We have investments in businesses that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Statement of Operations under “Income on equity investments, net,” which contributes to our income (loss) from continuing operations before income taxes. In fiscal 2016, our income from equity investments, net was $148 million and we received $171 million in cash distributions from our equity investments. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income and financial condition and liquidity. We do not control the day-to-day operations of our equity method investments, nor have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.
Adverse conditions in the capital markets and/or lower long-term interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our pension costs, placing greater liquidity needs upon our operations.
We maintain four single-employer defined benefit plans, three of which, representing 99% of the total projected benefit obligation, are frozen. These plans were underfunded by $444 million as of December 31, 2016, as measured in accordance with generally accepted accounting standards and using a discount rate of 4.05%.
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
Our success depends, in part, upon the continuing contributions of our executive officers and other key personnel. In January 2017, our President and Chief Executive Officer, Peter Liguori, resigned, effective March 1, 2017, and Peter Kern, a current director, was appointed to serve as Interim Chief Executive Officer until such time as a successor is appointed. Our Board of Directors has begun a search for a permanent replacement. There can be no assurance that we will be able to attract a qualified, permanent Chief Executive Officer who has the desired qualifications on a timely basis, or at all. Further, the transition of our Chief Executive Officer involves significant risks, and our ability to successfully manage this transition, recruit a new qualified Chief Executive Officer, retain key personnel and other executive officers and manage other organizational changes resulting from this transition could have a material adverse effect on our business. In addition, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive position, and the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
As of December 31, 2016, union employees comprised approximately 17% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our operations. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
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
Goodwill and other intangible assets are a significant component of our consolidated total assets. We annually review for impairment in the fourth quarter of each year. The estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses, are generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect our best estimates, but these items involve inherent uncertainties based on market conditions generally outside of our control. In the fourth quarter of 2015, as a result of the annual impairment review, we recorded a non-cash impairment charge of $385 million related to goodwill and other intangible assets (see Note 7 to our audited consolidated financial statements for further information). In the fourth quarter of 2016, as a result of the annual impairment review, we recorded a non-cash impairment charge of $3 million related to our other intangible assets.
Adverse changes in expected operating results and unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in the future.
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
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reclaim certain spectrum currently occupied by television broadcast stations and reallocate spectrum to mobile wireless broadband services. The legislation also authorized the FCC to “repack” television stations into a smaller portion of the existing television spectrum band and to require some television stations to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. We participated in the auction and anticipate receiving approximately $190 million in pretax proceeds resulting therefrom. In addition, we expect many of our television stations to be required to change frequencies or otherwise modify their operations in the “repack.” In doing so, our stations could incur substantial conversion costs, or reduction in over-the-air signal coverage. While conclusion of the auction seems imminent, we cannot predict the likelihood, timing or outcome of the incentive auction, or any related FCC regulatory action.
The FCC has adopted strict communications prohibitions with respect to the auction which went into effect on January 12, 2016, and will remain in effect until the FCC publicly announces that the auction has ended. Accordingly, we and our agents, employees, officers and directors are prohibited from directly or indirectly communicating-both internally and externally-certain information regarding our participation until the auction is completed, which may not be until the first quarter of 2017 or later. Any violation of these prohibitions could result in significant penalties, including reversal of bids and loss of broadcast licenses.
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
The FCC also must implement other provisions in STELAR that could affect retransmission consent negotiations. On September 2, 2015, in response to Congress’s directive in STELAR that the FCC review the “totality of the circumstances” test, the FCC sought comment on whether it should revise its rules requiring that commercial broadcast television stations and MVPDs negotiate in “good faith” for the retransmission by MVPDs of local television signals. On July 14, 2016, Chairman Wheeler announced that the FCC will not adopt additional rules governing parties’ good faith negotiation obligations, however, the FCC has not yet formally terminated the proceeding. The FCC launched a proceeding in March 2015 concerning procedures for modification of a station’s “market” for purposes of determining its entitlement to cable and/or satellite carriage in certain circumstances. We cannot predict the outcome of these proceedings.
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
Under the FCC’s Duopoly Rule, we may own up to two television stations within the same DMA (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top-four-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. In addition, in the 2014 Quadrennial Review Order the FCC, among other things, adopted a rule applying the “top-four” ownership limitation to “affiliation swaps” within a market, thereby prohibiting transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. Such arrangements existing prior to the rule’s adoption are grandfathered, and the prohibition does not apply to multiple top-four network multicast streams broadcast by a single station. The 2014 Quadrennial Review is the subject of a pending petition for reconsideration by the FCC and of a petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of these proceedings, or the effect on our business.
We own duopolies permitted under the “top-four/eight voices” test in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top-four/eight voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. Duopoly Rule waivers granted in connection with the FCC’s approval of the Plan or the Local TV Transfer Order authorize our ownership of duopolies in the Hartford-New Haven and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs.
The FCC’s “National Television Multiple Ownership Rule” prohibits an entity from having attributable interests in television stations that, in the aggregate, reach more than 39% of total U.S. television households. Previously, the number of television households attributable to UHF stations for purposes of the calculating national reach under the Rule was subject to a 50% discount (the “UHF Discount”). Effective November 23, 2016, the FCC eliminated the UHF Discount except for certain “grandfathered” existing combinations that exceeded the 39% cap as of September 26, 2013. Under the modified rule, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. Our current national reach exceeds the 39% cap on an undiscounted basis, but is permitted under the “grandfathering” provision. In addition, the elimination of the UHF Discount affects our ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by us). The elimination of the UHF Discount is the subject of a pending petition for reconsideration by the FCC and of a petition for judicial review by the U.S. Court of Appeal for the Third Circuit. We cannot predict the outcome of these proceedings, or the effect on our business.

The NBCO Rule prohibits the common ownership of an attributable interest in a daily newspaper and a broadcast station in the same market. Our former attributable television/newspaper interests were granted either temporary or permanent waivers of the NBCO Rule in connection with the FCC’s approval of the Plan. On November 12, 2013, we filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in connection with its approval of the Plan. That request is pending. Meanwhile, in the 2014 Quadrennial Order the FCC modified the NBCO Rule by providing an exception for failed or failing entities and allowing for consideration of waivers of the rule on a case-by-case basis. The new rules became effective on December 1, 2016. The 2014 Quadrennial Order is the subject of a pending petition for reconsideration and of a petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of these proceedings, or the effect on our business.
Under FCC policy and precedent, a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a SSA where the Duopoly Rule or NBCO Rule would not permit common ownership of the properties. In the Local TV Transfer Order, the FCC authorized us to provide services (not including advertising sales) under SSAs to the Dreamcatcher stations. In the 2014 Quadrennial Order, the FCC adopted reporting requirements for SSAs. This rule is the subject of a pending petition for reconsideration and of a petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of these proceedings or the effect on our business or operations.
Regulation related to our licenses could adversely impact our results of operations.
The FCC has numerous other regulations and policies that affect its licensees, including rules requiring closed-captioning and video description to assist television viewing by the hearing- and visually-impaired; an EEO rule which, among other things, requires broadcast licensees to implement an equal employment opportunity program and undertake certain outreach initiatives to ensure broad recruitment efforts, and prohibits discrimination by broadcast stations based on age, race, color, religion, national origin or gender; and a requirement that all broadcast station advertising contracts contain nondiscrimination clauses. In addition, both television and radio station licensees are required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of their station operations.
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
Under the FCC’s media ownership rules, a direct or indirect owner of our securities could violate the FCC’s structural media ownership limitations if that person or entity owned or acquired an “attributable” interest in certain other television stations nationally or in certain types of media properties in the same market as one or more of our broadcast stations. Under the FCC’s “attribution” policies the following relationships and interests generally are cognizable for purposes of the substantive media ownership restrictions: (1) ownership of 5% or more of a media company’s voting stock (except for investment companies, insurance companies and bank trust departments, whose holdings are subject to a 20% voting stock benchmark); (2) officers and directors of a media company and its direct or indirect parent(s); (3) any general partnership or limited liability company manager interest; (4) any limited partnership interest or limited liability company member interest that is not “insulated,” pursuant to FCC-prescribed criteria, from material involvement in the management or operations of the media company; (5) certain same-market time brokerage agreements; (6) certain same-market joint sales agreements; and (7) under the FCC’s “equity/debt plus” standard, otherwise non-attributable equity or debt interests in a media company if the holder’s combined equity and debt interests amount to more than 33% of the “total asset value” of the media company and the holder has certain other interests in the media company or in another media property in the same market. Investors in our Common Stock should consult with counsel before making significant investments in Tribune or other media companies.
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of December 31, 2016, we had total indebtedness of approximately $3.412 billion, net of unamortized discount and debt issuance costs of $47 million, and our interest expense for the year ended December 31, 2016 was $153 million. On January 27, 2017, we entered into an amendment to the Company’s Secured Credit Facility, as further described in “—Significant Events—Financing Activities.” As of December 31, 2016, we also had $300 million of availability under our Revolving Credit Facility (as defined herein), which was increased to $420 million in connection with the 2017 Amendment (as defined herein) to the Secured Credit Facility, not including $23 million of undrawn letters of credit. We are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term Loan Facility. Our substantial indebtedness could have important consequences to holders of our Common Stock, including:

•
making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $3.773 billion term loan facility (the “Term Loan Facility”), of which the outstanding principal as of December 31, 2016 totaled $2.343 billion, and a $300 million revolving credit facility (the “Revolving Credit Facility”) (which was increased to $420 million in connection with the 2017 Amendment), our $1.100 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “Notes”) and our other debt;

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
We and our subsidiaries may incur significant additional indebtedness in the future. Although the Secured Credit Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility currently provides for commitments of $420 million, which are currently available, except for $23 million of undrawn outstanding letters of credit. Additionally, the indebtedness under the Secured Credit Facility may be increased by an amount equal to the sum of (x) $1.0 billion, (y) the maximum amount that would not cause our net first lien leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the Secured Credit Facility, to exceed 4.50 to 1.00 and (z) the aggregate amount of voluntary prepayments of term loans other than from the proceeds of long-term debt, subject to certain other conditions. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations.
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
Borrowings under the Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. After giving effect to the 2017 Amendment, assuming all revolving loans are fully drawn (to the extent that the London Interbank Offered Rate (“LIBOR”) is in excess of the current 0.75% minimum rate under the Secured Credit Facility), each quarter point change in interest rates would result in a $6 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility. As discussed in Note 23 to our audited consolidated financial statements, we entered into certain interest rate swaps with a notional value of $500 million that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of the variable interest payments related to the 2017 Amendment to the Term Loan Facility. While the current expectation is to maintain the interest rate swaps through maturity of the Term Loan Facility, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to obtain additional debt financing in the future.
Our indebtedness has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. On December 20, 2016, Moody’s announced that it had downgraded our Corporate Family Rating from Ba3 to B1. Any further downgrades or any suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) could make it more difficult or more expensive for us to obtain additional debt financing in the future.
Risks Related to Our Emergence from Bankruptcy
We may not be able to settle, on a favorable basis or at all, unresolved claims filed in connection with the Chapter 11 proceedings and resolve the appeals seeking to overturn the order confirming the Plan.
On December 31, 2012, we and 110 of our direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material.
On April 12, 2012, the Debtors, the official committee of unsecured creditors, and creditors under certain of our prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, in whole or in part, including the settlement of the Leveraged ESOP Transactions consummated by Tribune and the ESOP, EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007, that was embodied in the Plan (see Note 3 to our audited consolidated financial statements for further information). Notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the Predecessor’s Exchangeable Subordinated Debentures due 2029 (“PHONES”), and on August 3, 2012 by the Zell Entity, Aurelius Capital Management LP (“Aurelius”), Law Debenture Trust Company of New York (“Law Debenture”), successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096 and Deutsche Bank Trust Company Americas (with Law Debenture, the “Trustees”), successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. In January 2013, the Reorganized Debtors filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the United States District Court for the District of Delaware (the “Delaware District Court”) entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a creditor trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16, 2014, Aurelius and the Trustees filed notices of appeal of the Delaware District Court’s order with the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”). On August 19, 2015, the Third Circuit affirmed the order of the Delaware District Court as to the appeal filed by Aurelius but reversed and remanded as to the appeal filed by the Trustees. On January 11, 2016, Aurelius filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the Third Circuit’s decision. That petition was denied on March 31, 2016. If the Trustees are successful in overturning the Confirmation Order, in whole or in part, our financial condition may be adversely affected.
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
As of December 31, 2016, approximately 31% of our outstanding Common Stock was held by Oaktree Tribune, L.P. (the “Oaktree Funds”), entities affiliated with JPMorgan Chase Bank, N.A. (the “JPMorgan Entities”) and investment funds managed by Angelo, Gordon & Co., L.P. (the “Angelo Gordon Funds,” and collectively, the “Stockholders”), each of whom has registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders in the future.
A few significant stockholders have significant influence over us and may not always exercise their influence in a way that benefits our other public stockholders.
As of December 31, 2016, the Oaktree Funds owned approximately 16% of the outstanding shares of our Common Stock. In addition, seven other entities or groups (as defined by the SEC) have filed reports with the SEC reporting beneficial ownership in excess of 5.0% of our outstanding Class A Common Stock as of December 31, 2016. As a result, the Oaktree Funds and these other significant stockholders may be able to exercise significant influence over matters requiring stockholder and/or board approval for the foreseeable future, including approval of significant corporate transactions such as the sale of substantially all of our assets and the election of the members of our board of directors.
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
On February 3, 2017 and on April 9, 2015, we paid a special cash dividend of $5.77 per share and $6.73 per share, respectively, to holders of record of our Common Stock at the close of business on January 13, 2017 and March 25, 2015, respectively. In addition, on February 14, 2017, the Board declared a quarterly cash dividend of $0.25 per share on our Class A Common Stock and Class B Common Stock to be paid on March 27, 2017 to holders of record of Class A Common Stock and Class B Common Stock as of March 13, 2017, continuing the quarterly dividends that we have paid since our dividend program was announced on March 6, 2015. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our Common Stock may be materially and negatively affected and investors that bought shares of our Common Stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our Common Stock may increase and investors that sold shares of our Common Stock prior to the record date for any such dividend may forego potential gains on their investment.
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
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming and may not prevent all errors or fraud.
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
In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act of 2002. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to maintain disclosure controls and procedures and internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, management identified a material weakness in our internal control over financial reporting as of December 31, 2015, which was remediated as of the date of this Annual Report. We cannot assure you that our system of internal controls will be able to prevent material weaknesses in our internal controls in the future.
Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues or instances of fraud, if any, within our company have been detected.
Risks Related to the Publishing Spin-Off
If the Publishing Spin-off does not qualify as a tax-free distribution under Section 355 of the U.S. Internal Revenue Code of 1986, as amended (“IRC” or the “Code”), including as a result of subsequent acquisitions of stock of Tribune Media or tronc, then Tribune Media may be required to pay substantial U.S. federal income taxes.
In connection with the Publishing Spin-off, we received a private letter ruling (the “IRS Ruling”) from the IRS to the effect that the distribution and certain related transactions qualified as tax-free to us, our stockholders and warrantholders and tronc for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling did not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties have relied on the opinion of Debevoise & Plimpton LLP, our special tax counsel, to the effect that the distribution and certain related transactions qualified as tax-free to us and our stockholders and warrantholders. The opinion of our special tax counsel relied on the IRS Ruling as to matters covered by it.
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
If the Publishing Spin-off were ultimately determined not to be tax free, we could be liable for the U.S. federal and state income taxes imposed as a result of the transaction. Furthermore, events subsequent to the distribution could cause us to recognize a taxable gain in connection therewith. Although tronc is required to indemnify us against taxes on the distribution that arise after the distribution as a result of actions or failures to act by tronc or any member thereof, tronc’s failure to meet such obligations and our administrative and legal costs in enforcing such obligations may have a material adverse effect on our financial condition.

Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the Publishing Spin-off, which would adversely affect our financial condition and our results of operations.
In connection with the Publishing Spin-off, we undertook several corporate reorganization transactions which, along with the contribution of the Publishing Business, the distribution of tronc shares and the cash dividend that was paid to us, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law, even though the Publishing Spin-off has been completed. Under applicable laws, any transaction, contribution or distribution contemplated as part of the Publishing Spin-off could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer.
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
Our management and directors may own shares of tronc’s common stock or be affiliated with certain equity holders of tronc. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and tronc’s management and directors face decisions that could have different implications for us and tronc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and tronc regarding the terms of the agreements governing the Publishing Spin-off and our relationship with tronc thereafter. Potential conflicts of interest may also arise out of any commercial arrangements that we or tronc may enter into in the future. To address actual, potential or perceived conflicts of interest involving tronc or otherwise, such as those arising from business opportunities and personal investments, the Board has adopted corporate governance guidelines, to which all directors are subject to, a Code of Business Conduct and Ethics, to which all directors, officers and employees of Tribune are subject, and a Code of Ethics for CEO and Senior Financial Officers, to which certain members of management are subject.
We may be exposed to additional liabilities as a result of the Publishing Spin-off.
The separation and distribution agreement we entered into in connection with the Publishing Spin-off sets forth the distribution of assets, liabilities, rights and obligations of us and tronc following the Publishing Spin-off, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the tax matters agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations have been assumed by, each of us and tronc. In connection with the Publishing Spin-off, we also entered into an employee matters agreement, pursuant to which certain obligations with respect to employee benefit plans were allocated to tronc. Each company will rely on the other company to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by us or tronc under these agreements are legal or contractual liabilities of the other company. However, it could be later determined that we must retain certain of the liabilities allocated to tronc pursuant to these agreements, including with respect to certain multiemployer benefit plans, which amounts could be material. Furthermore, if tronc were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.
 ITEM 1B. UNRESOLVED STAFF COMMENTS
None

 ITEM 2. PROPERTIES
We own properties throughout the United States including offices, studios, industrial buildings, antenna sites and vacant land. We also lease certain properties from third parties. Certain of our owned properties are utilized for operations while other properties are leased to outside parties.
The following table provides details of our properties as of December 31, 2016:

Television and Entertainment Segment	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Office and studio buildings(3)	1,133,820	—	639,554
Antenna land	—	781	—

Other Real Estate	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Corporate	—	—	222,802
Leased to outside parties(2)	2,001,193	—	—
Vacant: Available for lease or redevelopment or sale	766,084	—	—

Discontinued Operations	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Office buildings and other(3)	—	—	276,567

(1)	Square feet represent the amount of office, studio or other building space currently utilized.

(2)
We retained all owned real estate in the Publishing Spin-off transaction and have entered into lease and license agreements with tronc for continued use of the applicable facilities. These lease arrangements with tronc cover approximately 1.4 million square feet; tronc currently represents our largest third-party tenant.

(3)
Includes leases for properties utilized by businesses outside the United States consisting of approximately 2,611 square feet leased by the Television and Entertainment segment and approximately 127,488 square feet leased by the Gracenote Companies.

Included in the above are five properties that were held for sale as of December 31, 2016 as a part of our real estate monetization initiative. These held for sale properties include 0.5 million square feet of office and industrial space and 12 acres of land. Also, included in the above are buildings and land available for redevelopment. These include excess land, underutilized buildings and older facilities located in urban centers. We estimate that an additional 1.4 million square feet and 226 acres are available for full or partial redevelopment. Specific redevelopment properties include portions of the south parking structure and the surface lot of the Los Angeles Times Building in Los Angeles, CA, properties located at 700 West Chicago and 777 West Chicago in Chicago, IL, a vacant printing facility and adjacent land in Costa Mesa, CA and a parcel of land in Ft. Lauderdale, FL. The redevelopment opportunities are subject to satisfying applicable legal requirements and receiving governmental approvals.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in the consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. On March 16, 2015, July 24, 2015, May 11, 2016, and August 12, 2016, the Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for further information.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. We also would be subject to interest on the tax and penalty due. We disagreed with the IRS’s position and timely filed a protest in response to the IRS’s proposed tax adjustments. In addition, if the IRS prevailed, we also would have been subject to state income taxes, interest and penalties. During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. As described in Note 8 to our audited consolidated financial statements, on September 2, 2015, we sold our 3% interest in Newsday. Through December 31, 2015, we made approximately $136 million of federal and state tax payments through our regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 8 to our audited consolidated financial statements. The terms of the agreement reached with the IRS appeals office were materially consistent with our reserve at June 30, 2016. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily relate the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve described above. The remaining $4 million of state liabilities are included in the income taxes payable account at December 31, 2016. In connection with the final agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above.
On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain related to the Chicago Cubs Transactions which we consummated on October 27, 2009 should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2016 would be approximately $41 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain.

During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. We estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Through December 31, 2016, we have paid approximately $42 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our Consolidated Balance Sheet as of December 31, 2016 includes deferred tax liabilities of $158 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions.
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
 ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders
Since December 5, 2014, our Class A Common Stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “TRCO.” Our Class B Common Stock is quoted on the OTC Bulletin Board (“OTC”) under the symbol “TRBAB.” Each share of the Class B Common Stock is convertible upon request of the holder into one share of Class A Common Stock, provided the holder is in compliance with certain rules, as further described in Note 15 to our audited consolidated financial statements.
The following table presents the high and low bid price for our Class A Common Stock and Class B Common Stock on the NYSE and OTC, as applicable, for the periods indicated:

	Class A Common Stock		Class B Common Stock*
Fiscal Year Ended December 31, 2016	High	Low	High	Low
Quarter ended December 31, 2016	$36.94	$29.75	N/A	N/A
Quarter ended September 30, 2016	$40.13	$34.44	N/A	N/A
Quarter ended June 30, 2016	$40.72	$36.47	N/A	N/A
Quarter ended March 31, 2016	$39.90	$26.10	$40.77	$32.78
Fiscal Year Ended December 31, 2015
Quarter ended December 31, 2015	$42.23	$33.26	$42.61	$37.84
Quarter ended September 30, 2015	$55.75	$34.29	$53.54	$37.84
Quarter ended June 30, 2015	$61.99	$52.55	$61.26	$53.11
Quarter ended March 29, 2015	$70.37	$53.82	$66.50	$57.00

*
The prices above for Class B Common Stock for all periods are as reported by the OTC and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. No trading data was reported in the second, third and fourth quarter of 2016.

As of December 31, 2016, we had issued 100,416,516 shares of Class A Common Stock, of which 14,102,453 were held in treasury, and 5,605 shares of Class B Common Stock. We had eight and nine holders of record of Class A Common Stock at December 31, 2016 and December 31, 2015, respectively, and we had one holder of record of Class B Common Stock at both December 31, 2016 and December 31, 2015. Additionally, as of December 31, 2016, 128,232 shares of our Common Stock were subject to outstanding Warrants to purchase our Common Stock (“Warrants”), which are governed by the Warrant Agreement between us, Computershare Inc. and Computershare Trust Company, N.A., dated as of December 31, 2012 (the “Warrant Agreement”). See Note 15 to the audited consolidated financial statements for further information.
Dividends
Our Board declared quarterly cash dividends on our Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2016		2015
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$23,215	$—	$—
Second quarter	0.25	22,959	0.25	24,100
Third quarter	0.25	22,510	0.25	23,620
Fourth quarter	0.25	21,612	0.25	23,555
Total quarterly cash dividends declared and paid	$1.00	$90,296	$0.75	$71,275
On February 3, 2017, we paid a special cash dividend of $5.77 per share to holders of record of our Common Stock and Warrants at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants. Additionally, on April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock and Warrants at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our Class A Common Stock that may be issued upon exercise of options and other rights under our equity incentive plans as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units (1)(2)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	645,366	$42.76	4,631,783
Equity compensation plans not approved by security holders (3)	3,665,594	45.99	—
Total	4,310,960	$45.82	4,631,783

(1)	Does not include 16,898 of vested stock awards issued to members of our Board of Directors from the 2013 Equity Incentive Plan.

(2)	Performance share units are assumed to be issued at a maximum payout for all periods, although performance targets for some of them have not been set and no expense is being recognized.

(3)
Our 2016 Incentive Compensation Plan and Stock Compensation Plan for Non-Employee Directors were approved by shareholders on May 5, 2016. These plans replaced the 2013 Equity Incentive Plan that was adopted by our Board of Directors on March 1, 2013. Awards previously granted under the 2013 Equity Incentive Plan will remain outstanding in accordance with their terms but no additional awards will be made.

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
Since the initial issuance of the Warrants on December 31, 2012 through December 31, 2016, we have issued 16,518,210 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,661,740 Warrants. Of these exercises, we issued 12,589,212 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,615 from the exercise. In addition, we issued 3,928,998 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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

Repurchases of Equity Securities
The following table presents a summary of share repurchases made by us during the quarter ended December 31, 2016 pursuant to the current $400 million stock repurchase program authorized by our Board of Directors on February 24, 2016, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2016 - October 31, 2016 (1)	1,373,473	$34.12	1,373,473	$195,594
November 1, 2016 - November 30, 2016	879,897	$31.43	879,897	$167,936
December 1, 2016 - December 31, 2016	—	$—	—	$—
Quarter Ended December 31, 2016 (1)	2,253,370	$33.07	2,253,370	$167,936

(1) Excludes 229,407 shares of Class A Common Stock for which the Company placed trade orders valued at $8 million prior to September 30, 2016 but which were not settled until the fourth quarter of 2016.

Performance Graph
The following graph compares the cumulative total return on our Class A Common Stock since it began trading on the NYSE on December 5, 2014 with the cumulative total return of the S&P 500 Index and our peer group index. The graph assumes, in each case, an initial investment of $100 on December 5, 2014, based on the market prices at the end of each fiscal quarter through and including December 31, 2016, and reinvestment of dividends.

TRCO
Peer Group Index
S&P 500
$120
$110
$100
$90
$80
$70
$60
$50
Dec 5, 2014
Dec 28, 2014
Dec 31, 2015
Dec 31, 2016

Company/ Peer Group Index/Market Index (In Dollars)	December 5, 2014	December 28, 2014	December 31, 2015	December 31, 2016
Tribune Media Company (TRCO)	100.0	85.6	54.5	57.9
Peer Group Index	100.0	99.2	90.6	100.0
S&P 500	100.0	100.7	100.7	112.8
Our peer group consists of the following companies considered our market competitors, or that have been selected based on the basis of industry: AMC Entertainment Holdings, Inc.; TEGNA; Media General, Inc.; Nexstar Broadcasting Group, Inc.; TiVo Corporation (formerly “Rovi Corporation”); Scripps Networks Interactive, Inc.; and Sinclair Broadcast Group, Inc.
This performance graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated and has been adjusted to reflect the Gracenote Sale and the Publishing Spin-off. The selected historical consolidated financial data as of December 31, 2016 and December 31, 2015, and for each of the three years in the period ended December 31, 2016 have been derived from our audited consolidated financial statements and related notes contained in this Annual Report. The selected historical consolidated financial data as of December 28, 2014, December 29, 2013, December 31, 2012 and December 30, 2012 and for the years ended December 29, 2013 and December 30, 2012, have been derived from our consolidated financial statements and related notes not included herein. The selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes included in this Annual Report.

	Successor				Predecessor
	As of and for the year ended				As of and for	As of and for the year ended
(in thousands, except per share data)	Dec. 31, 2016	Dec. 31, 2015	Dec. 28, 2014	Dec. 29, 2013	Dec. 31, 2012[1]	Dec. 30, 2012
STATEMENT OF OPERATIONS DATA:
Operating Revenues	$1,947,930	$1,801,967	$1,780,625	$1,075,407	$—	$1,148,335
Operating Profit (Loss)(2)	$433,574	$(269,335)	$304,824	$184,705	$—	$226,538
Income (Loss) from Continuing Operations(2)	$87,040	$(315,337)	$476,619	$165,030	$7,085,277	$259,178
Earnings (Loss) Per Share from Continuing Operations Attributable to Common Shareholders(3)
Basic	$0.96	$(3.33)	$4.76	$1.65
Diluted	$0.96	$(3.33)	$4.75	$1.65

Regular dividends declared per common share	$1.00	$0.75	$—	$—

Special dividends declared per common share	$—	$6.73	$—	$—

BALANCE SHEET DATA:
Total Assets (4)	$9,401,051	$9,708,863	$11,326,102	$11,391,966	$8,668,829	$6,351,036
Total Non-Current Liabilities (4)	$5,304,515	$5,336,341	$5,457,478	$5,679,678	$3,305,084	$716,724

(1)
Operating results for December 31, 2012 include only (i) reorganization adjustments which resulted in a net gain of $4.739 billion before taxes ($4.543 billion after taxes), including a $5 million gain ($9 million loss after taxes) recorded in (loss) income from discontinued operations, net of taxes and (ii) fresh-start reporting adjustments which resulted in a net loss of $3.372 billion before taxes ($2.567 billion after taxes, including a gain of $22 million ($34 million after taxes) reflected in (loss) income from discontinued operations, net of taxes). See Note 3 to our audited consolidated financial statements for further information.

(2)
Consolidated operating income (loss) and income (loss) from continuing operations for the years ended December 31, 2016 and December 31, 2015 include impairment charges of $3 million and $385 million, respectively, related to goodwill and other intangible assets. See Note 7 to our audited consolidated financial statements for additional information.

(3)	See Note 17 to our audited consolidated financial statements for a description of our computation of basic and diluted earnings per share attributable to the holders of our Common Stock.
(4) Balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 to our audited consolidated financial statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including “Item 1. Business,” “Item 6. Selected Financial Data” and our audited consolidated financial statements for the three years in the period ended December 31, 2016 and notes thereto included in this Annual Report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Annual Report and particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Introduction
The following discussion and analysis compares our and our subsidiaries’ results of operations for the three years in the period ended December 31, 2016. As a result of the Gracenote Sale and the Publishing Spin-off (as further described below), the historical results of operations for the businesses included in the Gracenote Sale and the Publishing Spin-off are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Annual Report are to Tribune Media Company’s continuing operations, unless specifically noted.
Overview
We are a diversified media and entertainment company comprised of 42 local television stations, which we refer to as “our television stations,” that are either owned by us or owned by others, but to which we provide certain services, along with a national general entertainment cable network, a radio station, a production studio, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets distinguishes us through our high-quality original and syndicated programming, cash distributions from our equity investments and revenues from our real estate assets.
As further described in Note 2 to our audited consolidated financial statements, on December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interest in substantially all of the Digital and Data business as part of the transaction, which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with ASU 2014-08, assets and liabilities of Digital and Data businesses included in the Gracenote Sale are classified as held for sale in our Consolidated Balance Sheets, and the results of operations are reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments in cable and digital assets, including equity investments in TV Food Network and CareerBuilder. Television and Entertainment is a reportable segment, which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via our websites and other digital assets. Television and Entertainment consists of 42 local television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services (the “SSAs”) with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our television stations; Antenna TV and THIS TV, national multicast networks; and WGN-AM, a radio station in Chicago.

The television stations, including the 3 stations owned by Dreamcatcher (a fully-consolidated VIE), are comprised of 14 FOX television affiliates; 12 CW television affiliates; 6 CBS television affiliates; 3 ABC television affiliates; 2 NBC television affiliates; and 5 independent television stations. On August 11, 2014, we announced a comprehensive long-term agreement to renew our existing CBS affiliation agreements. Under the terms of the agreement, our WTTV-Indianapolis station became the CBS affiliate in the Indianapolis market beginning on January 1, 2015. At the same time, our CW network affiliation in Indianapolis, which was broadcast on WTTV-Indianapolis through December 31, 2014, was relinquished for compensation effective January 1, 2015.
In addition, we report and include under Corporate and Other the management of certain of our real estate assets, including revenues from leasing our owned office and production facilities and any gains or losses from the sales of our owned real estate, as well as certain administrative activities associated with operating corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans.
Television and Entertainment represented 98% of our consolidated operating revenues in 2016. Approximately 72% of these revenues came from the sale of advertising spots. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity and the demand for political advertising spots in the United States. Changes in gross domestic product, consumer spending levels, auto sales, political advertising levels, programming content, audience share, and rates all impact demand for advertising on our television stations. Our advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which we operate. Television and Entertainment operating revenues also included retransmission revenues, carriage fees, and barter/trade revenues, which represented approximately 18%, 6%, and 2%, respectively, of Television and Entertainment’s 2016 total operating revenues.
Significant expense categories for Television and Entertainment include compensation expense, programming expense, amortization expense primarily resulting from the adoption of fresh-start reporting on the Effective Date (as defined below) and other expenses. Compensation expense represented 35% of Television and Entertainment’s 2016 total operating expenses and is impacted by many factors, including the number of full-time equivalent employees, changes in the design and costs of the various employee benefit plans, the level of pay increases and our actions to reduce staffing levels. Programming expense represented 33% of Television and Entertainment’s 2016 total operating expenses. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Amortization expense represented 11% of Television and Entertainment’s 2016 total operating expenses. Other expenses represented 22% of Television and Entertainment’s 2016 total operating expenses and are principally for sales and marketing activities, occupancy costs and other station operating expenses.
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
Significant Events
Exploration of Strategic and Financial Alternatives
On February 29, 2016, we announced that the Board and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value. The strategic and financial alternatives under consideration include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives. We continue to work with our financial advisors on a strategic review of our assets. Since the announcement, we have closed the sale of multiple real estate transactions and the Gracenote Sale (as described below) and used $400 million from the proceeds of the Gracenote Sale to pay down outstanding borrowings under our Term Loan Facility, we paid a $499 million special cash dividend in February 2017 and we utilized $232 million of our current $400 million share repurchase authorization. On February 8, 2017, we announced that we expect to receive approximately $190 million in pretax proceeds resulting from the FCC’s recently completed reverse auction for broadcast spectrum. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. We expect to receive the proceeds in the second half of 2017. In addition, we continue to consider a variety of other actions.
Sale of Digital and Data Business
On December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interest in substantially all of the Digital and Data business for $560 million in cash, subject to certain purchase price adjustments. We completed the Gracenote Sale on January 31, 2017 and received gross proceeds of $581 million. We expect to recognize a pretax gain as a result of the sale in the first quarter of 2017. The Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term Loan Facility. Furthermore, in connection with the Gracenote Sale, we entered into a transition services agreement and a reverse transition services agreement that govern the relationships between Nielsen and us following the Gracenote Sale. See Note 2 to our audited consolidated financial statements for further information.
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
We completed the Publishing Spin-off by distributing 98.5% of the outstanding shares of tronc common stock to holders of our Common Stock and Warrants. In the distribution, each holder of our Class A Common Stock, Class B Common Stock and Warrants received 0.25 of a share of tronc common stock for each share of Common Stock or Warrant held as of the record date of July 28, 2014. Based on the number of shares of Common Stock and Warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of tronc common stock were distributed to our stockholders and holders of Warrants and we retained 381,354 shares of tronc common stock, representing at that time 1.5% of outstanding common stock of tronc. Subsequent to the distribution, tronc became a separate publicly-traded company with its own board of directors and senior management team. Shares of tronc common stock are listed on the Nasdaq Global Select Market under the symbol “TRNC.” For further information regarding the Publishing Spin-off, see the registration statement on Form 10, as amended, filed by tronc with the SEC on July 21, 2014 and declared effective by the SEC on July 21, 2014. The registration statement is available through the SEC website at www.sec.gov. On January 31, 2017, we sold our tronc shares for net proceeds of $5 million.
In connection with the Publishing Spin-off, we received a $275 million cash dividend from tronc from a portion of the proceeds of a senior secured credit facility entered into by tronc. The full amount of the $275 million cash dividend was used to repay $275 million of outstanding borrowings under our Term Loan Facility.

We received the IRS Ruling, which provides that the Publishing Spin-off distribution and certain related transactions qualified as tax-free to us, tronc and our stockholders and warrantholders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the private letter ruling does not rule that the distribution satisfies every requirement for a tax-free distribution. The parties relied on the opinion of our special tax counsel that such additional requirements were satisfied.
In connection with the Publishing Spin-off, we entered into a separation and distribution agreement, a tax matters agreement, a transition service agreement (the “TSA”), an employee matters agreement and certain other agreements with tronc that govern the relationships between tronc and us following the Publishing Spin-off. See Note 2 to our audited consolidated financial statements for additional information.
Discontinued Operations
Results of operations for Digital and Data businesses included in the Gracenote Sale and the publishing businesses included in the Publishing Spin-off are presented in discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The results of discontinued operations for 2016, 2015 and 2014 include the historical results of the Gracenote Companies and the results of discontinued operations for 2014 also include the historical results of tronc prior to the Publishing Spin-off. Summarized results of our discontinued operations are as follows (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014 (1)
Operating revenues	$225,903	$209,964	$1,139,235
Operating (loss) profit	(3,850)	6,646	35,070
Loss on equity investments, net	—	—	(626)
Interest income	96	109	104
Interest expense (2)	(15,317)	(15,843)	(23,074)
Gain on investment transaction	—	—	2,184
Other non-operating gain, net	—	912	—
Reorganization items, net	—	—	(9)
(Loss) income before income taxes	(19,071)	(8,176)	13,649
Income tax expense (benefit) (3)	53,723	(3,595)	13,605
(Loss) income from discontinued operations, net of taxes	$(72,794)	$(4,581)	$44

(1)	Results of operations for the tronc businesses are reflected through August 4, 2014, the date of the Publishing Spin-off.

(2)
In connection with the Publishing Spin-off, on August 4, 2014 we received a $275 million cash dividend from tronc utilizing borrowings of $350 million under a senior term loan facility entered into by tronc prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to repay $275 million of outstanding borrowings under our Term Loan Facility (as defined and described below). Interest expense was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from tronc to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $7 million for the year ended December 28, 2014. With respect to the Gracenote Sale, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our outstanding borrowings under the Term Loan Facility. Interest expense was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period and totaled $15 million for the year ended December 31, 2016 and $16 million for each of the years ended December 31, 2015 and December 28, 2014.

(3)
In the fourth quarter of 2016, as a result of meeting all criteria under ASC Topic 205, “Presentation of Financial Statements,” to classify Gracenote Companies as discontinued operations, we recorded tax expense of $62 million to increase our deferred tax liability for the outside basis difference related to the Gracenote Companies included in the Gracenote Sale. This charge was required to be recorded in the period we signed a definitive agreement to divest the business. Exclusive of the $62 million charge described above, the effective tax rates on pretax income from discontinued operations was 45.0%, and 44.0% for the years ended December 31, 2016 and December 31, 2015, respectively. The effective tax rate on pretax income from discontinued operations including operations for the tronc businesses was 99.7% for the year ended December 28, 2014. These rates differ from the U.S. federal statutory rate of 35% primarily due to the impact of certain nondeductible transaction costs, state income taxes (net of federal benefit), foreign tax rate differences and other adjustments.

The results of discontinued operations also include transaction costs, including legal and professional fees incurred by us to complete the Gracenote Sale, of $3 million in each of the years ended December 31, 2016 and December 31, 2015 and $6 million for the year ended December 28, 2014. We expect to incur additional transaction costs in the first quarter of 2017 related to the Gracenote Sale. The results of discontinued operations for the year ended December 28, 2014 also include $23 million of transaction costs, including legal and professional fees, incurred by us to complete the Publishing Spin-off.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. Our potential future liability under such provisions is uncertain. We do not expect to incur material costs in connection with these indemnifications. We have no material contingent liabilities relating to the Gracenote Sale as of December 31, 2016.
In conjunction with our emergence from bankruptcy, we consummated an internal restructuring pursuant to the terms of the Plan (as defined and described below). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by tronc were transferred to these newly established real estate holding companies. In 2013, tronc entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in our consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases for 2014 totaling $24 million into other revenues as an increase to income (loss) from continuing operations in our Consolidated Statements of Operations due to the continuing lease arrangements between us and tronc following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by tronc in 2014 under these leases have been reclassified as a reduction of (loss) income from discontinued operations, net of taxes in our Consolidated Statements of Operations. There was no impact to our consolidated net income (loss) for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with tronc are reflected as other revenues in our Consolidated Statements of Operations.

The following is a summary of the assets and liabilities classified as held for sale in connection with the Gracenote Sale in our Consolidated Balance Sheets (in thousands):

	December 31, 2016	December 31, 2015
Carrying Amounts of Major Classes of Current Assets Included as Part of Discontinued Operations
Cash and cash equivalents	$12,751	$14,824
Accounts receivable, net	38,727	49,751
Prepaid expenses and other	11,127	8,123
Total current assets held for sale	62,605	72,698

Carrying Amounts of Major Classes of Non-Current Assets Included as Part of Discontinued Operations
Property, plant and equipment, net	49,348	42,287
Goodwill	333,258	333,588
Other intangible assets, net	219,287	250,197
Other long-term assets	6,260	6,370
Total non-current assets held for sale (1)	608,153	632,442
Total Assets Classified as Held For Sale in the Consolidated Balance Sheets	$670,758	$705,140

Carrying Amounts of Major Classes of Current Liabilities Included as Part of Discontinued Operations
Accounts payable	$6,237	$6,522
Employee compensation and benefits	17,011	14,973
Deferred revenue	27,113	29,972
Accrued expenses and other current liabilities	3,923	8,495
Total current liabilities held for sale	54,284	59,962

Carrying Amounts of Major Classes of Non-Current Liabilities Included as Part of Discontinued Operations
Deferred income taxes	89,029	93,326
Postretirement, medical, life and other benefits	2,786	2,842
Other obligations	3,499	3,455
Total non-current liabilities held for sale	95,314	99,623
Total Liabilities Classified as Held For Sale in the Consolidated Balance Sheets	$149,598	$159,585

Net Assets Classified as Held for Sale	$521,160	$545,555

(1) Excludes $17 million and $206 million as of December 31, 2016 and December 31, 2015, respectively related to real estate assets held for sale. See Note 6 to our audited consolidated financial statements for additional details.

Monetization of Real Estate Assets
We have accelerated the monetization of a significant portion of our real estate portfolio. In 2016, we sold several properties for net pretax proceeds totaling $506 million and recognized a net pretax gain of $213 million, as further described below. We define net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
On May 2, 2016, we sold our Deerfield Beach, FL property for net proceeds of $24 million, and on June 2, 2016, we sold our Allentown, PA property for net proceeds of $8 million. In the second quarter of 2016, we recorded a net pretax loss of less than $1 million on the sale of these properties.
On July 7, 2016, we sold our Seattle, WA property for net proceeds of $19 million and entered into a lease with a term of 11 years, subject to renewal, retaining the use of more than a minor portion of the property. We recorded a deferred pretax gain of $8 million on this sale, which will be amortized over the life of the lease in accordance with sale-leaseback accounting guidance. On July 12, 2016, we sold two of our Orlando, FL properties for net proceeds of $34 million and recorded a net pretax gain of $2 million on the sale of these properties. On July 14, 2016, we sold our Arlington Heights, IL property for net proceeds of $0.4 million. On September 26, 2016, we sold the Tribune Tower in Chicago, IL (“Tribune Tower”) and the north block of the Los Angeles Times Square property in downtown Los Angeles, CA (“LA Times Property”) for net proceeds of $199 million and $102 million, respectively, and recognized a pretax gain of $93 million and $59 million, respectively. Pursuant to the terms of the sale agreements, we could receive contingent payments of up to an additional $35 million related to the Tribune Tower transaction and an additional $10 million related to the LA Times Property transaction. For both the Tribune Tower and LA Times Property sales, the contingent payments become payable if certain conditions are met pertaining to development rights related to the respective buyer’s plans for development of portions of the two properties. The contingency period for both properties ends five years from the sale date with the possibility of extension in certain circumstances. On September 27, 2016, we sold the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA for net proceeds of $118 million and recognized a pretax gain of $59 million.
On November 14, 2016, we sold our Portsmouth, VA property and on November 28, 2016, we sold a property located in Chicago, IL for net proceeds totaling $1 million. On December 22, 2016, we sold a Baltimore, MD property for net proceeds of $0.3 million. We recorded a net pretax gain of less than $1 million on the sale of these properties in the fourth quarter of 2016.
On January 26, 2017, we sold our Denver, CO property for net proceeds of $23 million, which approximated the carrying value, and entered into a lease for the property. On January 31, 2017, we sold one of our Chicago, IL properties for net proceeds of $22 million and entered into a lease with a term of 10 years, subject to renewal, retaining the use of more than a minor portion of the property. We expect to record a deferred pretax gain of $13 million on the sale, which will be amortized over the life of the lease in accordance with sale-leaseback accounting guidance.
During 2015, we sold Bel Air, MD and Newport News, VA properties for net proceeds of $5 million and recorded a net loss of less than $1 million.
On December 19, 2014, we sold the production facility in Baltimore, MD leased to tronc for net proceeds of $45 million and recorded a pretax gain of $21 million. Additionally, during 2014, we sold two idle properties for net proceeds of $5 million and recorded a net gain of less than $1 million.

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
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”) the Debtors filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As further defined and described in Note 3 to our audited consolidated financial statements, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015, July 24, 2015, May 11, 2016 and August 12, 2016, the Bankruptcy Court entered final decrees, collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No.08-13141.
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
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, Common Stock and Warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At December 31, 2016, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 3 to our audited consolidated financial statements for further information regarding the Chapter 11 proceedings.
Reorganization Items, Net
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
ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in our Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled $1 million, $2 million and $7 million for the years ended December 31, 2016, December 31, 2015 and December 28, 2014, respectively.
Operating net cash outflows resulting from reorganization costs for 2016, 2015 and 2014 totaled $2 million, $3 million and $8 million, respectively, and were principally for the payment of professional advisory fees and other fees in each year. All other items included in reorganization costs in 2016, 2015 and 2014 are primarily non-cash adjustments.
We expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2017 and in future periods. These expenses will include primarily professional advisory fees and other costs related to the resolution of unresolved claims.
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
Our obligations under the Secured Credit Facility are guaranteed by all of our domestic subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Secured Credit Facility is secured by a first priority lien on substantially all of our personal property and assets and those of the Guarantors, subject to certain exceptions. The Secured Credit Facility contains customary limitations, including, among other things, on the ability of us and our subsidiaries to incur indebtedness and liens, sell assets, make investments and pay dividends to our shareholders.
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
In addition, we and the Guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s control of certain Local TV stations (see Note 1 to our audited consolidated financial statements for the description of the Dreamcatcher transactions). Our obligations and the obligations of the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations and the obligations of the Guarantors under the Secured Credit Facilities.
As further described in Note 2 to our audited consolidated financial statements, on August 4, 2014, we completed the Publishing Spin-off and on January 31, 2017, we completed the Gracenote Sale. In connection with the Publishing Spin-off, we received a $275 million cash dividend from tronc. The full amount of the $275 million cash dividend was used to repay $275 million of outstanding borrowings under our Term Loan Facility. In connection with the Gracenote Sale, we received gross proceeds of $581 million. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term B Loans (as defined below).
On January 27, 2017, we, the Subsidiary Guarantors, JPMorgan, as administrative agent and certain extending lenders, entered into an amendment (the “2017 Amendment”) to the Company’s First Lien Credit Agreement, dated as of December 27, 2013 (as amended by Amendment No. 1, dated as of June 24, 2015, the “Existing Credit Agreement”) and its Security Agreement, dated as of December 27, 2013 (as supplemented from time to time, the “Security Agreement”), pursuant to which, among other things, (i) certain term lenders under the term loan facility (the “Secured Credit Facility”) under the Existing Credit Agreement converted a portion (the “Term B Loans”) of their term loans outstanding immediately prior to the closing of the 2017 Amendment (the “Existing Term Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.760 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the revolving credit facility under the Existing Credit Agreement (the “Revolving Credit Facility”) converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to the earlier of (A) January 27, 2022 and (B) solely to the extent that more than $250 million in aggregate principal amount of the Term B Loans remain outstanding on such date, the date that is 91 days prior to December 27, 2020 (as such date may be extended from time to time).
Under the Secured Credit Facility, the Term C Loans bear interest, at our election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Under the Revolving Credit Facility, the loans made pursuant to a New Initial Revolving Credit Commitment bear interest initially, at the Company’s election, at a rate per annum equal to either (i) the sum of Adjusted LIBOR, subject to a minimum rate of zero, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%.
The Term C Loans and the New Initial Revolving Credit Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the 2017 Amendment. The financial covenant is the same as in the Existing Credit Agreement, except such covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase (as defined below)). The other terms of the Term C Loans and the New Initial Revolving Credit Loans are also generally the same as the terms of the Existing Term Loans and the revolving loans outstanding immediately prior to the closing of the 2017 Amendment (the “Existing Revolving Loans”), as applicable. A portion of each of the Existing Term Loans and the Existing Revolving Loans remained in place following the 2017 Amendment and each will mature on its respective existing maturity date.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased (A) the amount of our Term C Loans pursuant to an Increase Supplement (the “Term Loan Increase Supplement”) between us and the term lender party thereto and (B) the amount of commitments under our Revolving Credit Facility from $300 million to $420 million (the “Revolving Credit Facility Increase”), pursuant to (i) an Increase Supplement, among us and certain existing revolving lenders and (ii) a Lender Joinder Agreement, among us, a new revolving lender and JPMorgan, as administrative agent.
5.875% Senior Notes due 2022
On June 24, 2015, we issued $1.100 billion aggregate principal amount of 5.875% Senior Notes due 2022 (the “Notes”) under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among us, certain of our subsidiaries, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2015, among us, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture”), the Second Supplemental Indenture, dated as of September 8, 2015, among us, the Subsidiary Guarantors parties thereto and the Trustee (the “Second Supplemental Indenture”), and the Third Supplemental Indenture, dated as of October 8, 2015, among us, the Subsidiary Guarantors party thereto and the Trustee (the “Third Supplemental Indenture” and, together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). We used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. The Notes are unsecured senior indebtedness and are effectively subordinated to our and the Subsidiary Guarantors’ existing and future secured indebtedness, including indebtedness under the Secured Credit Facility, to the extent of the value of the assets securing such indebtedness. The Indenture provides that the guarantee of each Subsidiary Guarantor is an unsecured senior obligation of that Subsidiary Guarantor. The Notes are, subject to certain exceptions, guaranteed by each of our domestic subsidiaries that guarantee our obligations under the Secured Credit Facility.
In connection with the issuance of the Notes, we and the Subsidiary Guarantors entered into an exchange and registration rights agreement, dated as of June 24, 2015, with Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (the “Notes Registration Rights Agreement”). Pursuant to the Notes Registration Rights Agreement, we and the Subsidiary Guarantors filed an exchange offer registration statement with the Securities and Exchange Commission to exchange the Notes and the Guarantees for substantially identical securities registered under the Securities Act. The exchange offer registration statement on Form S-4 was declared effective on April 1, 2016, and on May 4, 2016, we completed the exchange of $1.100 billion of the Notes and the Guarantees for $1.100 billion of our 5.875% Senior Notes due 2022 and the related guarantees, which have been registered under the Securities Act.
See Note 9 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions, and affirmative and negative covenants.
Newsday and Chicago Cubs Transactions
As further described in Note 8 to our audited consolidated financial statements, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., through NMG Holdings, Inc., owned approximately 97% and we owned approximately 3% of Newsday Holdings LLC (“NHLLC”). The fair market value of the contributed Newsday Media Group business’ (“NMG”) net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On September 2, 2015, we sold our 3% interest in Newsday. Through December 31, 2015 we made approximately $136 million of federal and state tax payments through our regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 8 to our audited consolidated financial statements.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. We disagreed with the IRS’s position and timely filed our protest in response to the IRS’s proposed tax adjustments. In addition, if the IRS prevailed, we also would have been subject to state income taxes, interest and penalties.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. The terms of the agreement reached with the IRS appeals office were materially consistent with our reserve at June 30, 2016. During the fourth quarter of 2016, we recorded an additional $1 million of income tax expense primarily related to the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The remaining $4 million of state liabilities are included in the income taxes payable account in our Consolidated Balance Sheet at December 31, 2016. In connection with the final agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above.
As further described in Note 8 to our audited consolidated financial statements, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2016 would be approximately $41 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. We estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of December 31, 2016, we have paid approximately $42 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 include a deferred tax liability of $158 million and $164 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
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
Acquisitions
Infostrada Sports, SportsDirect, Enswers, Gracenote, What’s ON, Baseline and HWW were included in the businesses that were divested in the Gracenote Sale. As of December 31, 2016 and December 31, 2015, the assets and liabilities of the acquisitions of such businesses are classified as assets held for sale, and the operating results of the businesses for the years ended December 31, 2016, December 31, 2015 and December 28, 2014 included in the Gracenote Sale are presented as discontinued operations in our audited consolidated financial statements.
2015 Acquisitions
In May 2015, we completed the acquisitions of all issued and outstanding equity interests in Infostrada Sports, SportsDirect and Covers Media Group (“Covers”). Infostrada Sports and SportsDirect provided us with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, we also completed an acquisition of all issued and outstanding equity interests in Enswers, a leading provider of automatic content recognition technology and systems based in South Korea. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers totaled $70 million, net of cash acquired. See Note 4 to our audited consolidated financial statements for further description of these acquisitions.
2014 Acquisitions
In 2014, we completed the acquisitions of all the issued and outstanding equity interests of Gracenote, What’s ON, Baseline and HWW which were included in the Digital and Data segment. The total acquisition price for Gracenote, What’s ON, Baseline and HWW totaled $252 million, net of cash acquired. See Note 4 to our audited consolidated financial statements for further description of these acquisitions.
Additionally, in 2014, we completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29 million, net of cash acquired. The Landmark acquisition was distributed to tronc in the Publishing Spin-off and results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the

Publishing Spin-off. See Note 4 to our audited consolidated financial statements for further description of this acquisition.
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
Employee Reductions
We recorded pretax charges, mainly consisting of employee severance costs and associated termination benefits, totaling $10 million, $5 million and $3 million in 2016, 2015 and 2014, respectively. These charges are included in direct operating expenses or selling, general and administrative expenses (“SG&A”), as appropriate, in our Consolidated Statements of Operations.
The following table summarizes these severance and related charges included in income (loss) from continuing operations by business segment for 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Television and Entertainment	$9,228	$2,317	$2,098
Corporate and Other	1,178	2,959	536
Total	$10,406	$5,276	$2,634
Severance and related expenses included in income (loss) from discontinued operations, net of taxes totaled $0.5 million, $1 million and $10 million in 2016, 2015 and 2014, respectively.
The accrued liability for severance and related expenses was $9 million and $4 million at December 31, 2016 and December 31, 2015, respectively.
Non-Operating Items
Non-operating items for 2016, 2015 and 2014 are summarized as follows (in thousands):

	2016	2015	2014
Loss on extinguishment of debt	$—	$(37,040)	$—
Gain on investment transactions, net	—	12,173	371,785
Other non-operating gain (loss), net	5,427	7,228	(4,804)
Total non-operating gain (loss), net	$5,427	$(17,639)	$366,981
Non-operating items for 2016 included a $5 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by the Company in prior years.

Non-operating items in 2015 included a $37 million pretax loss on the extinguishment of the Former Term Loans, which includes the write-off of unamortized debt issuance costs and discounts. See Note 9 to our audited consolidated financial statements for further information on the extinguishment of the Former Term Loans. Gain on investment transactions, net in 2015 included a pretax gain of $8 million for an additional cash distribution from CV pursuant to the collection of a contingent receivable subsequent to our sale of our interest in CV and a pretax gain of $3 million on the sale of our 3% interest in NHLLC on September 2, 2015. See Note 8 to our audited consolidated financial statements for further information on the additional cash distribution from CV and the sale of NHLLC. Other non-operating items in 2015 included a $9 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by us in prior years and a $2 million non-cash pretax charge to write off a convertible note receivable resulting from a decline in the fair value of the convertible note receivable that we determined to be other than temporary.
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
Results of Operations
For the Three Years in the Period Ended December 31, 2016
As described under “Significant Events—Digital and Data Sale,” on December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interest in substantially all of the Digital and Data business. As a result, the historical results of operations for businesses included in the Gracenote Sale are reported in discontinued operations for 2016, 2015 and 2014. As described under “Significant Events—Publishing Spin-Off,” on August 4, 2014, we completed the Spin-off of our principal publishing operations into an independent company, tronc. As a result, the historical results of operations for tronc are reported in discontinued operations for 2014. The following discussion of our annual results of operations for fiscal years 2016, 2015 and 2014 only relates to our continuing operations, unless otherwise noted.
Beginning in the fourth quarter of 2016, the Television and Entertainment reportable segment includes the operations of Covers, a business-to-consumer website, which was previously included in the Digital and Data reportable segment. Beginning in fiscal 2015, the Television and Entertainment reportable segment includes our Screener entertainment website business, which was previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial.
On April 16, 2015, our Board of Directors approved the change of our fiscal year end from the last Sunday in December of each year to December 31 of each year and to change our fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter of 2015, which ended on June 30, 2015. As a result of this change, the fiscal year ended December 31, 2016 has two less days compared to the fiscal year ended December 31, 2015, and the fiscal year ended December 31, 2015 includes four additional days compared to the fiscal year ended December 28, 2014. For both 2016 and 2015, the disparity in days had an impact on our consolidated operating revenues, operating expenses and operating profit (loss) of approximately 1%.

CONSOLIDATED
Our consolidated operating results for 2016, 2015 and 2014 are shown in the table below.

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Operating revenues	$1,947,930	$1,801,967	$1,780,625	+8%	+1%

Operating profit (loss):
Before impairments of goodwill and other intangible assets	$436,974	$115,665	$304,824	*	-62%
Impairments of goodwill and other intangible assets	(3,400)	(385,000)	—	-99%	*
After impairments of goodwill and other intangible assets	$433,574	$(269,335)	$304,824	*	*

Income on equity investments, net	$148,156	$146,959	$236,713	+1%	-38%

Income (loss) from continuing operations	$87,040	$(315,337)	$476,619	*	*

(Loss) income from discontinued operations, net of taxes	$(72,794)	$(4,581)	$44	*	*

Net income (loss)	$14,246	$(319,918)	$476,663	*	*

*	Represents positive or negative change in excess of 100%
Operating Revenues and Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment were as follows:

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Operating revenues
Television and Entertainment	$1,909,896	$1,752,542	$1,725,641	+9%	+2%
Corporate and Other	38,034	49,425	54,984	-23%	-10%
Total operating revenues	$1,947,930	$1,801,967	$1,780,625	+8%	+1%
Operating profit (loss)
Television and Entertainment:
Before impairments of goodwill and other intangible assets	$328,237	$209,860	$337,431	+56%	-38%
Impairments of goodwill and other intangible assets	(3,400)	(385,000)	—	-99%	*
After impairments of goodwill and other intangible assets	324,837	(175,140)	337,431	*	*
Corporate and Other	108,737	(94,195)	(32,607)	*	*
Total operating profit (loss)	$433,574	$(269,335)	$304,824	*	*

*	Represents positive or negative change in excess of 100%

2016 compared to 2015
Consolidated operating revenues increased 8%, or $146 million, in 2016 primarily due to an increase of $157 million in Television and Entertainment revenues, driven by higher advertising revenue, retransmission revenue and carriage fees, partially offset by lower copyright royalties and a decrease of $11 million in Corporate and Other primarily due to the loss of revenue from real estate properties sold in 2016. Consolidated operating profit was $434 million in 2016, which included an impairment charge of $3 million related to other intangible assets, compared to an operating loss of $269 million in 2015, which included an impairment charge of $385 million related to goodwill and other intangible assets. Consolidated operating profit before impairments of goodwill and other intangible assets was $437 million in 2016 compared to $116 million in 2015, representing an increase of $321 million primarily due to $213 million of gains recorded on the sales of real estate. Additionally, Television and Entertainment operating profit increased primarily due to higher revenues and lower programming expenses partly due to lower impairment charges. Programming expenses included a program impairment charge of $37 million in 2016 for the syndicated program Elementary at WGN America compared to a program impairment charge of $74 million in 2015 for the syndicated programs Person of Interest and Elementary at WGN America.
2015 compared to 2014
Consolidated operating revenues increased 1%, or $21 million, in 2015 primarily due to a $27 million increase in Television and Entertainment revenues, driven by higher retransmission revenues and carriage fees, partially offset by a $6 million decrease in Corporate and Other primarily due to a reduction in space leased by tronc and the sale of real estate properties. Consolidated operating loss was $269 million in 2015, which included an impairment charge of $385 million related to goodwill and other intangible assets. Consolidated operating profit before impairment of goodwill and other intangible assets was $116 million in 2015 compared to $305 million in 2014 primarily due to higher expenses at Television and Entertainment, which included a $74 million impairment charge for the syndicated programs Person of Interest and Elementary at WGN America, and higher costs at Corporate and Other.
Operating Expenses—Consolidated operating expenses were as follows:

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Programming	$515,738	$535,799	$354,666	-4%	+51%
Direct operating expenses	390,595	376,383	364,197	+4%	+3%
Selling, general and administrative	592,220	543,065	519,131	+9%	+5%
Depreciation	58,825	64,554	62,443	-9%	+3%
Amortization	166,664	166,404	197,054	—%	-16%
(Gain) loss on sales of real estate, net	(213,086)	97	(21,690)	*	*
Total operating expenses before impairments of goodwill and other intangible assets	1,510,956	1,686,302	1,475,801	-10%	+14%
Impairments of goodwill and other intangible assets	3,400	385,000	—	-99%	*
Total operating expenses	$1,514,356	$2,071,302	$1,475,801	-27%	+40%

*	Represents positive or negative change in excess of 100%

2016 compared to 2015
Programming expenses, which represented 26% of revenues for the year ended December 31, 2016 compared to 30% for the year ended December 31, 2015, decreased 4%, or $20 million, due primarily to a $37 million decline in program impairment charges and a $20 million reduction in outside production costs, partially offset by higher network affiliate fees of $29 million and higher amortization of license fees of $6 million.
Direct operating expenses, which represented 20% of revenues in the year ended December 31, 2016 compared to 21% for the year ended December 31, 2015, increased 4%, or $14 million. Compensation expense increased 2%, or $6 million, primarily at Television and Entertainment driven by higher direct pay and benefit costs. All other direct operating expenses, such as outside services expense, occupancy expense and royalty expense, increased 13%, or $8 million, primarily due to the absence of a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit and an increase of $2 million in costs of operating the websites and mobile applications of our television stations.
SG&A expenses, which represented 30% of revenues for both the years ended December 31, 2016 and December 31, 2015, increased 9%, or $49 million, due mainly to higher compensation, promotion expenses, outside services and other expenses. Compensation expense increased $16 million due to a $5 million increase in severance related to employee reductions, a $6 million increase at Television and Entertainment driven by merit increases and a $3 million increase in stock-based compensation. Promotion expense increased 11%, or $12 million, primarily for first run original programs and syndicated programs airing on WGN America, increased advertising related to the DISH Network blackout and increased sales research services. Outside services expense increased 18%, or $14 million, primarily due to a $6 million increase in costs of operating the websites and mobile applications of our television stations resulting in higher digital revenues, a $4 million increase in professional and legal fees and a $5 million increase for license fees related to technology application implementations. Other expenses increased primarily due to an $8 million increase in impairment charges associated with certain real estate properties from $7 million in 2015 to $15 million in 2016.
Gain on sales of real estate, net of $213 million for 2016 primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Depreciation expense fell 9%, or $6 million, in 2016. The decrease is primarily due to property sales and the real estate properties held for sale which are no longer depreciable. Amortization expense remained flat in 2016.
During the fourth quarter of 2016, we recorded a non-cash impairment charge of $3 million related to the impairment of FCC licenses at two of our television stations (see Note 7 to our audited consolidated financial statements for additional information).
2015 compared to 2014
Programming expenses, which represented 30% of revenues for the year ended December 31, 2015 compared to 20% for the year ended December 28, 2014, increased 51%, or $181 million, due primarily to a $74 million impairment charge for the syndicated programs Person of Interest and Elementary at WGN America, along with higher fees for renewed network affiliation agreements, higher amortization of license fees for first-run original programs and new syndicated programs and higher sports programming costs. The amortization of license fees for the first-run original programs Salem and Manhattan at WGN America increased by $37 million. The amortization of license fees for new syndicated programs Blue Bloods, Person of Interest and Elementary increased by $22 million.
Direct operating expenses, which represented 21% of revenues for the year ended December 31, 2015 compared to 20% for the year ended December 28, 2014, increased 3%, or $12 million. Compensation expense increased 5%, or $15 million, primarily at Television and Entertainment driven by increased staff levels and expanded news programming across several stations. All other direct operating expenses decreased 4%, or $3 million, primarily due to a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit, partially offset by higher expenses at Television and Entertainment.

SG&A expenses, which represented 30% of revenues for the year ended December 31, 2015 compared to 29% for the year ended December 28, 2014, increased 5%, or $24 million, due mainly to higher compensation and outside services, partially offset by lower other expenses. Compensation expense increased $25 million of which $12 million related to Television and Entertainment driven by increased staff levels and merit increases, $7 million at Corporate and Other driven by increased staffing levels for technology and shared services resulting from the separation of our publishing businesses as well as higher stock-based compensation of $6 million. Outside services expense increased 7%, or $5 million, primarily resulting from an increase in costs of operating the websites of our television stations and mobile applications of $5 million, a $5 million increase in costs associated with a technology application implementation, a $2 million increase associated with the establishment of new shared services operations following the Publishing Spin-off and a $10 million increase at Corporate and Other for consulting fees and real estate related projects. These increases were partially offset by the absence of a $15 million charge recorded in 2014 for the early termination of an outside sales force contract in Television and Entertainment. Other expenses decreased 7%, or $3 million, primarily due to a $2 million gain resulting from the relinquishment for compensation of our CW network affiliation in Indianapolis and a $2 million gain resulting from a legal settlement.
Gain on sales of real estate, net of $22 million for 2014 primarily relates to the sale of a production facility in Baltimore, MD.
Depreciation expense increased 3%, or $2 million, in 2015. The increase was due to the depreciation of technology related assets purchased as a result of the Publishing Spin-off. Amortization expense decreased 16%, or $31 million, in 2015, which related to the absence of amortization expense for certain intangible assets including those recorded in connection with the acquisition of Local TV/Dreamcatcher stations, which were fully amortized as of September 28, 2014.
During the fourth quarter of 2015, we recorded non-cash impairment charges of $385 million at Television and Entertainment, consisting of a $381 million charge related to the impairment of goodwill at the cable reporting unit and a $4 million charge related to the impairment of an FCC license at one of our television stations (see Note 7 to our audited consolidated financial statements for additional information).
(Loss) Income From Discontinued Operations, Net of Taxes—The results of discontinued operations for the years ended December 31, 2016, December 31, 2015 and December 28, 2014 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Loss from discontinued operations, net of taxes in 2016, 2015 and 2014 totaled $73 million, $5 million and $14 million, respectively. Interest expense allocated to discontinued operations totaled $15 million for 2016 and $16 million in each of 2015 and 2014. The results of discontinued operations also include transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $3 million for each of the years ended December 31, 2016 and December 31, 2015 and $6 million for the year ended December 28, 2014. See Note 2 to our audited consolidated financial statements for further information.
As the Publishing Spin-off occurred on August 4, 2014, the results of discontinued operations for the year ended December 28, 2014 also reflect the operating results for the publishing business for 31 weeks. Income from discontinued operations, net of taxes was $14 million in 2014. Interest expense allocated to tronc totaled $7 million for the year ended December 28, 2014. The results of discontinued operations for the year ended December 28, 2014 also included $23 million of transaction costs, including legal and professional fees, we incurred to complete the Publishing Spin-off. See “Significant Events—Publishing Spin-Off” section above for further information.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Profit (Loss)—Our Television and Entertainment operating revenues include advertising revenues, retransmission revenues, carriage fees, barter/trade revenues, copyright royalties and other revenues. The following table presents Television and Entertainment operating revenues, operating expenses and operating profit.

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Operating revenues	$1,909,896	$1,752,542	$1,725,641	+9%	+2%

Operating expenses:
Before impairments of goodwill and other intangible assets	$1,581,659	$1,542,682	$1,388,210	+3%	+11%
Impairments of goodwill and other intangible assets	3,400	385,000	—	-99%	*
After impairments of goodwill and other intangible assets	$1,585,059	$1,927,682	$1,388,210	-18%	+39%

Operating profit (loss):
Before impairments of goodwill and other intangible assets	$328,237	$209,860	$337,431	+56%	-38%
Impairments of goodwill and other intangible assets	(3,400)	(385,000)	—	-99%	*
After impairments of goodwill and other intangible assets	$324,837	$(175,140)	$337,431	*	*

*	Represents positive or negative change in excess of 100%
2016 compared to 2015
Television and Entertainment operating revenues increased 9%, or $157 million, in 2016 due largely to an increase in advertising revenue, retransmission revenues and carriage fees, partially offset by lower copyright royalties, as further described below.
Television and Entertainment operating profit was $325 million in 2016, which included an impairment of other intangible assets of $3 million, compared to an operating loss of $175 million in 2015, which included an impairment of goodwill and other intangible assets of $385 million. Television and Entertainment operating profit before impairments of goodwill and other intangible assets was $328 million and $210 million in 2016 and 2015, respectively. The increase was due primarily to higher operating revenues of $157 million and lower programming expenses resulting from a $37 million reduction in program impairment charges and lower outside production costs, partially offset by higher amortization of license fees and network fees, higher compensation of $21 million and increased other expenses of $41 million, as further described below.
2015 compared to 2014
Television and Entertainment operating revenues increased 2%, or $27 million, in 2015 due largely to an increase in retransmission revenues and carriage fees, partially offset by lower copyright royalties and political advertising revenues, as further described below.

Television and Entertainment operating loss was $175 million in 2015 which included an impairment of goodwill and other intangible assets of $385 million. Television and Entertainment operating profit before impairment of goodwill and other intangible assets was $210 million compared to operating profit of $337 million in 2014. The decline was due primarily to higher programming expenses resulting from an impairment charge of $74 million for the syndicated programs Person of Interest and Elementary at WGN America along with higher fees for renewed network affiliation agreements, higher amortization of license fees for first-run original programs and new syndicated programs and higher sports programming costs, partially offset by an increase in operating revenues and lower amortization expense of $31 million.
Operating Revenues—Television and Entertainment operating revenues, by classification, were as follows:

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Advertising	$1,374,571	$1,303,220	$1,339,634	+5%	-3%
Retransmission revenues	334,724	283,140	229,243	+18%	+24%
Carriage fees	121,044	85,344	57,137	+42%	+49%
Barter/trade	39,025	38,243	41,267	+2%	-7%
Copyright royalties	7,959	15,367	27,161	-48%	-43%
Other	32,573	27,228	31,199	+20%	-13%
Total operating revenues	$1,909,896	$1,752,542	$1,725,641	+9%	+2%
2016 compared to 2015
Advertising Revenues—Advertising revenues, net of agency commissions, grew 5%, or $71 million, in 2016 primarily due to a $117 million increase in net political advertising revenues and a $7 million increase in digital advertising revenue. The increase was partially offset by lower net core advertising revenues (comprised of local and national advertising, excluding political and digital) of $53 million primarily due to a decline in the core advertising market spend, partially the result of displacement from significant political advertising during 2016 and the 2016 Summer Olympics, which negatively impacted advertising revenues for stations other than NBC affiliates. Net political advertising revenues, which are a component of total advertising revenues, were $137 million for the fiscal year ended December 31, 2016 compared to $20 million for the fiscal year ended December 31, 2015 due to 2016 being an election year.
Retransmission Revenues—Retransmission revenues increased 18%, or $52 million, in 2016 primarily due to a $73 million increase from higher rates included in retransmission consent agreement renewals of our MVPD agreements, partially offset by a decline in revenue due to a decrease in the number of subscribers resulting from a move to alternative platforms for media consumption. Additionally, there was a decline in revenue due to the blackout of our stations by DISH network from June 12, 2016 to September 3, 2016.
Carriage Fees—Carriage fees increased 42%, or $36 million, in 2016 due mainly to a $23 million increase from higher rates for the distribution of WGN America and additional revenue of $13 million resulting from an increase in the number of subscribers due to expanded distribution.
Barter/Trade Revenues—Barter/trade revenues increased 2%, or $1 million, in 2016.
Copyright Royalties—Copyright royalties decreased 48%, or $7 million, in 2016. The decrease was attributed to the full conversion in 2015 of the subscribers of WGN America from a superstation to a cable network. As a cable network, WGN America no longer generates copyright royalties revenue.

Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues increased 20%, or $5 million, in 2016 due primarily to additional profit sharing from Outsiders and Manhattan.
2015 compared to 2014
Advertising Revenues—Advertising revenues, net of agency commissions, decreased 3%, or $36 million, in 2015 primarily due to a decline of approximately $70 million in net political advertising revenues, $10 million in revenues associated with airing the Super Bowl on two NBC-affiliated stations in 2015 compared to 14 FOX-affiliated stations in 2014 and the absence of $2 million in revenues related to the 2014 Winter Olympics. The decline was partially offset by an increase in net core advertising revenues primarily at WPIX-New York driven by higher ratings in certain time periods and additional sports programming and at WTTV-Indianapolis as a result of becoming a CBS affiliate on January 1, 2015, and an increase in digital advertising revenue. Net political advertising revenues, which are a component of total advertising revenues, decreased by $70 million to $20 million for the fiscal year ended December 31, 2015 compared to $90 million for the fiscal year ended December 28, 2014 due to 2015 being an off-cycle political year.
Retransmission Revenues—Retransmission revenues increased 24%, or $54 million, in 2015 primarily due higher rates included in retransmission consent agreement renewals that became effective in late 2014.
Carriage Fees—Carriage fees increased 49%, or $28 million, in 2015 due mainly to higher rates for the distribution of WGN America negotiated in conjunction with the renewals of our MVPD agreements.
Barter/Trade Revenues—Barter/trade revenues decreased 7%, or $3 million, in 2015, due primarily to the expiration of and reduced rates for several syndicated programs.
Copyright Royalties—Copyright royalties decreased 43%, or $12 million, in 2015. The decrease was attributed to the full conversion in 2015 of the subscribers of WGN America from a superstation to a cable network. As a cable network, WGN America will no longer generate copyright royalties revenue.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues decreased 13%, or $4 million, in 2015 due primarily to the absence of syndication revenue from The Arsenio Hall Show, which was not renewed for 2015.
Operating Expenses—Television and Entertainment operating expenses for 2016, 2015 and 2014 were as follows:

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Compensation	$550,256	$528,758	$498,269	+4%	+6%
Programming	515,738	535,799	354,666	-4%	+51%
Depreciation	45,083	48,437	50,262	-7%	-4%
Amortization	166,664	166,404	197,054	—%	-16%
Other	303,918	263,284	287,959	+15%	-9%
Total operating expenses before impairments of goodwill and other intangible assets	1,581,659	1,542,682	1,388,210	+3%	+11%
Impairments of goodwill and other intangible assets	3,400	385,000	—	-99%	*
Total operating expenses	$1,585,059	$1,927,682	$1,388,210	-18%	+39%

*	Represents positive or negative change in excess of 100%

2016 compared to 2015
Television and Entertainment operating expenses decreased 18%, or $343 million, in 2016 largely due to lower impairments of goodwill and other intangible assets compared to 2015. Television and Entertainment operating expenses before impairment of goodwill and other intangible assets increased 3%, or $39 million, primarily due to higher compensation, other programming expenses and other expenses, partially offset by a $37 million decline in program impairment charges, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 4%, or $21 million, in 2016 primarily due to higher direct pay and benefits of $14 million and a $7 million increase in severance expense. Severance expense was $9 million in 2016 compared to $2 million in 2015.
Programming Expense—Programming expense decreased 4%, or $20 million, in 2016 due primarily to a $37 million decline in program impairment charges and a $20 million reduction in outside production costs, partially offset by higher network affiliate fees of $29 million and higher amortization of license fees of $6 million. In 2016, we recorded a $37 million impairment charge for the syndicated program Elementary at WGN America compared to a $74 million impairment charge for the syndicated programs Person of Interest and Elementary at WGN America in 2015. The reduction in outside production expenses was related to the first seasons of the original programs Underground and Outsiders, which premiered in 2016 but were produced in 2015 with no comparable production costs in 2016. The increase in network affiliate fees was mainly related to renewals of certain network affiliation agreements in the second quarter of 2015 and the third quarter of 2016, as well as other contractual increases. The increase in amortization of license fees was primarily due to first-run original programs Outsiders and Underground and syndicated programs Person of Interest and Elementary, partially offset by the cancellation of Manhattan and the delay in airing Salem season 3 to the fall of 2016.
Depreciation and Amortization Expense—Depreciation expense decreased 7%, or $3 million, in 2016 due to lower levels of depreciable property. Amortization expense remained flat in 2016.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 15%, or $41 million, in 2016. The increase was due primarily to a $12 million increase in promotion costs primarily due to first-run original programs and syndicated programs airing on WGN America, advertising related to the DISH Network blackout and sales research services, a $9 million increase in costs of operating the websites and mobile applications of our television stations which helped generate higher digital revenues, $3 million of impairment charges associated with one real estate property, and bad debt write-offs of $3 million. In 2015, we benefited from a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit, a $2 million gain resulting from the relinquishment for compensation of our CW network affiliation in Indianapolis and a $2 million gain resulting from a legal settlement.
Impairment of Goodwill and Other Intangible Assets—During 2016, we recorded a non-cash impairment charge of $3 million related to the impairment of FCC licenses at two of our television stations compared to a charge of $4 million in 2015 related to the impairment of an FCC license at one of our television stations. In 2015, we also recorded a non-cash impairment charge of $381 million related to the impairment of goodwill at our cable reporting unit.

2015 compared to 2014
Television and Entertainment operating expenses increased 39%, or $539 million, in 2015 compared to the prior year largely due to an impairment of goodwill and other intangible assets. Television and Entertainment operating expenses before impairment of goodwill and other intangible assets increased 11%, or $154 million, primarily due to a $74 million program impairment charge, other programming expense increases and higher compensation, partially offset by decreases in amortization, depreciation and other expenses, as further described below.
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
Programming Expense—Programming expense increased 51%, or $181 million, in 2015 due primarily to a $74 million impairment charge for the syndicated programs Person of Interest and Elementary at WGN America, along with higher network affiliate fees of $40 million, higher amortization of license fees of $59 million and higher sports programming costs of $10 million. The increase in network affiliate fees related to renewals with CBS and FOX. The increase in amortization of license fees was due to first-run original programs Salem and Manhattan on WGN America and new syndicated programs Blue Bloods, Persons of Interest and Elementary. The increase in sports programming costs was driven primarily by the addition of New York Yankees games on WPIX-New York.
Depreciation and Amortization Expense—Depreciation expense decreased 4%, or $2 million, in 2015 due to lower levels of depreciable property. Amortization expense decreased 16%, or $31 million in 2015 as certain intangible assets recorded in connection with the acquisition of Local TV/Dreamcatcher stations were fully amortized as of September 28, 2014.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 9%, or $25 million, in 2015. The decrease was due primarily to a $15 million charge for the early termination of an outside sales force contract in the second quarter of 2014, a $6 million payment received related to the settlement of a music license fee class action lawsuit in the first quarter of 2015, a $2 million gain resulting from the relinquishment for compensation of our CW network affiliation in Indianapolis in the first quarter of 2015 and a $2 million gain resulting from a legal settlement.
Impairment of Goodwill and Other Intangible Assets—During 2015, we recorded non-cash impairment charges of $385 million, of which $381 million related to the impairment of goodwill at the cable reporting unit and $4 million related to the impairment of an FCC license at one of our television stations.

CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating revenues and expenses for 2016, 2015 and 2014 were as follows:

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Real estate revenues	$38,034	$49,425	$54,984	-23%	-10%

Operating Expenses:
Real estate (1)	$34,111	$41,736	$36,137	-18%	+15%
Corporate (2)	132,379	130,953	103,809	+1%	+26%
Pension credit	(24,110)	(29,166)	(30,767)	-17%	-5%
(Gain) loss on sales of real estate	(213,083)	97	(21,588)	*	*
Total operating expenses	$(70,703)	$143,620	$87,591	*	+64%

*	Represents positive or negative change in excess of 100%

(1)	Real estate operating expenses included $2 million, $8 million and $10 million of depreciation expense in 2016, 2015 and 2014, respectively.

(2)	Corporate operating expenses included $11 million, $8 million and $2 million of depreciation expense in 2016, 2015 and 2014, respectively.
As described in “—Significant Events— Discontinued Operations,” in 2013, tronc entered into intercompany lease agreements with our real estate holding companies to lease back certain land and buildings that had been transferred on December 21, 2012. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we have reclassified the historical intercompany rental revenues related to these leases for 2014 totaling $24 million into other revenues as an increase to income (loss) from continuing operations in our Consolidated Statement of Operations due to the continuing lease arrangements between us and tronc following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by tronc in 2014 under these leases have been reclassified as a reduction of income (loss) from discontinued operations, net of taxes in our Consolidated Statement of Operations for the year ended December 28, 2014. There was no impact to our consolidated net income (loss) for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with tronc are reflected as other revenues in our Consolidated Statements of Operations.
2016 compared to 2015
Real Estate Revenues—Real estate revenues decreased 23%, or $11 million, in 2016 primarily due to the loss of revenue from real estate properties sold during 2016.
Real Estate Expenses—Real estate operating expenses decreased $8 million in 2016 primarily resulting from a $6 million decrease in depreciation primarily due to property sales and the real estate properties held for sale which are no longer depreciable. The sales of properties in 2016 also resulted in a $4 million decrease in real estate taxes and other costs associated with owning real estate. These reductions were partially offset by a $4 million increase in impairment charges related to certain real estate properties from $8 million in 2015 to $12 million in 2016.
Corporate Expenses—Corporate expenses increased 1%, or $1 million, in 2016 primarily due to a $3 million increase in professional fees and a $4 million increase in depreciation expense primarily due to our investments in computer hardware and software, partially offset by a $5 million decrease in compensation expense.
Pension Credit—The pension credit decreased 17%, or $5 million, in 2016.

(Gain) Loss on Sales of Real Estate—In 2016, we recorded net pretax gains on real estate of $213 million primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plan facility as further described in “—Significant Events—Monetization of Real Estate Assets” above.
2015 compared to 2014
Real Estate Revenues—Real estate revenues decreased 10%, or $6 million, in 2015 primarily due to a reduction in space leased by tronc at several properties, the sale of the production facility and land in Baltimore, MD in December 2014 and the sale of the production facility, office buildings and land in Newport News, VA in March 2015, which were previously leased to third parties.
Real Estate Expenses—Real estate operating expenses increased 15%, or $6 million in 2015 due mainly to a $7 million impairment charge associated with five real estate properties in the fourth quarter of 2015.
Corporate Expenses—Corporate expenses increased 26%, or $27 million, in 2015. The increase was due mainly to the implementation of new technology applications and the establishment of new shared services operations and higher stock-based compensation expense.
Pension Credit—The pension credit decreased 5%, or $2 million, in 2015.
(Gain) Loss on Sales of Real Estate—In 2014, we recorded net pretax gains on real estate of $22 million primarily related to the sale of the production facility in Baltimore, MD as further described in “—Significant Events—Monetization of Real Estate Assets” above.
INCOME ON EQUITY INVESTMENTS, NET
Our income on equity investments, net from continuing operations for 2016, 2015 and 2014 was as follows:

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Income from equity investments, net, before amortization of basis difference	$202,758	$201,207	$379,048	+1%	-47%
Amortization of basis difference	(54,602)	(54,248)	(142,335)	+1%	-62%
Income from equity investments, net	$148,156	$146,959	$236,713	+1%	-38%

Income on equity investments, net increased 1%, or $1 million, in 2016. This increase is primarily due to higher equity income from CareerBuilder of $6 million as the prior year results included a one-time non-cash goodwill impairment charge related to their international reporting unit in the fourth quarter of 2015, of which our share was $16 million. This increase was offset by lower equity income from TV Food Network and Dose Media of $3 million and $2 million, respectively.
Income on equity investments, net decreased 38%, or $90 million, in 2015. The decrease is primarily due to the absence of equity income from CV in 2015 as a result of the sale of our equity interest on October 1, 2014 and lower income from CareerBuilder due to a one-time non-cash goodwill impairment charge in the fourth quarter of 2015, of which our share was $16 million.
As of the Effective Date, fresh-start reporting adjustments increased the total carrying value of equity method investments by $1.615 billion of which $1.108 billion was attributable to our share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. We amortize the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and record the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in our Consolidated Statements of Operations. In 2016, 2015 and 2014 income on equity investments, net was reduced by such amortization of $55 million, $54 million and $142 million, respectively. Excluding the $85 million related to the sale of Apartments.com by CV, the amortization of basis difference was $58 million in 2014.
Cash distributions from our equity method investments were as follows:

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Cash distributions from equity investments	$170,527	$180,207	$370,310	-5%	-51%
Cash distributions from our equity method investments totaled $171 million, $180 million and $370 million in 2016, 2015 and 2014, respectively. Cash distributions in the year ended December 28, 2014 included $160 million from CV related to the sale of its Apartments.com business, as described above.
We recognized equity income from TV Food Network in 2016, 2015 and 2014 of $122 million, $126 million and $122 million, respectively. We received cash distributions from TV Food Network totaling $158 million, $164 million and $189 million in 2016, 2015 and 2014, respectively. On December 12, 2013, Tribune and Scripps entered into a settlement agreement to resolve certain matters related to the calculation and amount of a management fee charged by Scripps to TV Food Network for certain shared costs for years 2011 and 2012 as well as to resolve the amount and methodology for calculating the management fee for years 2013 and 2014. As a result of the settlement, we received a distribution of $12 million in January 2014 related to previously calculated management fees, which was reflected as an increase to income on equity investments, net in our Consolidated Statement of Operations for the year ended December 29, 2013.
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
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense from continuing operations for 2016, 2015 and 2014 were as follows:

				Change
(in thousands)	2016	2015	2014	16-15	15-14
Interest and dividend income	$1,226	$720	$1,264	+70%	-43%

Interest expense (1)	$152,719	$148,587	$141,629	+3%	+5%

Income tax expense (2)	$347,202	$25,918	$284,266	*	-91%

*    Represents positive or negative change in excess of 100%

(1)	Interest expense excludes $15 million, $16 million and $23 million in 2016, 2015 and 2014, respectively, related to discontinued operations.

(2)	Income tax expense excludes $54 million of expense, $4 million of benefit and $14 million of expense in 2016, 2015 and 2014, respectively, related to discontinued operations.

Interest and Dividend Income—Interest and dividend income from continuing operations was $1 million in each of 2016, 2015 and 2014.
Interest Expense—Interest expense from continuing operations was $153 million in 2016, $149 million in 2015 and $142 million in 2014 from our borrowing under the Secured Credit Facility, as discussed under “—Significant Events—Secured Credit Facility,” and our borrowing under the Notes, as discussed under “—Significant Events—5.875% Senior Notes due 2022.” Interest expense in 2016, 2015 and 2014 includes amortized debt issue costs of $10 million, $11 million and $12 million, respectively, and amortization of original issue discounts of $1 million in each year.
On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term Loan Facility. Interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility in each respective period prior to the Gracenote Sale and totaled $15 million in 2016 and $16 million in each of 2015 and 2014.
In connection with the Publishing Spin-off, we received a $275 million cash dividend from tronc from a portion of the proceeds of a senior secured credit facility entered into by tronc. The full amount of the $275 million cash dividend was used to repay $275 million of outstanding borrowings under our Term Loan Facility. Interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from tronc to the total outstanding indebtedness under the outstanding credit facilities in 2014 entered into by us subsequent to the emergence from bankruptcy and totaled $7 million in 2014.
Income Tax Expense—In 2016, we recorded income tax expense related to continuing operations of $347 million. The effective tax rate on pretax income from continuing operations was 80.0% in 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), a $103 million charge related to the settlement of the Newsday dispute, a related $88 million charge to adjust our deferred taxes (as further described in Note 13 to our audited consolidated financial statements), the domestic production activities deduction, other non-deductible expenses, a $12 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation and a $3 million benefit resulting from a change in the Company’s state tax rates. Excluding the Newsday settlement impact and net favorable adjustments, the effective tax rate on pretax income was 38.5%.
In 2015, we recorded income tax expense related to continuing operations of $26 million. The effective tax rate on pretax loss from continuing operations was 9.0% in 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), the reversal of $381 million of book loss related to an impairment of non-deductible goodwill and favorable adjustments of $8 million related to the resolution of certain federal and state income tax matters and other adjustments. Excluding the goodwill impairment impact and net favorable adjustments, the effective tax rate on pretax income was 37.4%.
In 2014, we recorded income tax expense related to continuing operations of $284 million. The effective tax rate on pretax income from continuing operations was 37.4% in 2014. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, certain reorganization items not deductible for tax purposes, favorable adjustments of $2 million primarily related to the resolution of certain federal income tax matters and an $11 million one-time benefit due to the decrease in our net deferred tax liabilities as a result of the Publishing Spin-off. Excluding the net favorable adjustments, the effective tax rate on pretax income was 39.0%.
Although we believe our estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.

Liquidity and Capital Resources
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our Common Stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, the Gracenote Sale, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, disposals of assets or operations, if any. We have continued the monetization of our real estate portfolio. As of December 31, 2016, we had five real estate properties held for sale (see Note 6 to our audited consolidated financial statements for additional information). We expect to broaden this sales activity to other properties to take advantage of robust market conditions although there can be no assurance that any such divestiture can be completed in a timely manner, on favorable terms or at all.
For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.
On February 29, 2016, we announced that the Board and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value. The strategic and financial alternatives under consideration include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives. Since the announcement, we have closed the sale of multiple real estate transactions and the Gracenote Sale (as described above) and used $400 million from the proceeds of the Gracenote Sale to pay down outstanding borrowings under our Term Loan Facility, we paid a $499 million special cash dividend in February 2017 and we utilized $232 million of our current $400 million share repurchase authorization. On February 8, 2017, we announced that we expect to receive approximately $190 million in pretax proceeds resulting from the FCC’s recently completed reverse auction for broadcast spectrum. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. We expect to receive the proceeds in the second half of 2017.
Any determination to pay dividends on our Common Stock is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture governing the Notes, as further described in Note 9 to our audited consolidated financial statements), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held. See Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.”
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

Sources and Uses
For the Three Years in the Period Ended December 31, 2016
The table below details the total operating, investing and financing activity cash flows for the each of the three years in the period ended December 31, 2016:

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
Net cash provided by operating activities	$284,163	$25,944	$378,455
Net cash provided by (used in) investing activities	402,337	(125,733)	718,998
Net cash used in financing activities	(358,735)	(1,092,750)	(282,967)
Net Increase (Decrease) in Cash and Cash Equivalents	$327,765	$(1,192,539)	$814,486
Operating activities
Net cash provided by operating activities was $284 million in 2016, up $258 million from $26 million in 2015. The increase was primarily due to lower cash paid for income taxes, higher operating cash flows from operating results and favorable working capital changes. Cash paid for income taxes, net of income tax refunds, decreased by $169 million to $266 million in 2016, from $435 million in 2015. The decrease was primarily due to the payment of taxes in 2015 on the gain from the sale of our equity interest in CV in the fourth quarter of 2014, partially offset by the payment of taxes in the third quarter of 2016 related to the Newsday settlement. Distributions from equity investments increased by $1 million to $171 million in 2016 from $170 million in 2015.
Net cash provided by operating activities was $26 million in 2015, down $353 million from $378 million in 2014. The decrease was primarily due to lower operating cash flows from operating results, higher cash paid for income taxes and lower distributions from equity investments. Cash paid for income taxes, net of income tax refunds, increased by $217 million to $435 million in 2015, from $218 million in 2014 due primarily to the payment of taxes in 2015 on the gain from the sale of our equity interest in CV in the fourth quarter of 2014 and the payment of our remaining deferred tax liability resulting from the sale of our remaining interest in the Newsday partnership (see Note 13 to our audited consolidated financial statements for further information). Distributions from equity investments decreased by $20 million to $170 million in 2015 from $190 million in 2014.
Investing activities
Net cash provided by investing activities totaled $402 million in 2016. Our capital expenditures totaled $100 million in 2016. We had investments of $6 million, primarily consisting of our investment in Share Rocket, Inc for $3 million and a capital contribution to New Cubs LLC totaling $3 million. We received net proceeds of approximately $508 million from the sales of our real estate and other assets as further described in “—Significant Events—Monetization of Real Estate Assets” above.
Net cash used in investing activities totaled $126 million in 2015. Our acquisitions totaled $75 million and included acquisitions, net of cash acquired, for Infostrada Sports, SportsDirect, Covers and Enswers (see Note 4 to our audited consolidated financial statements for further information on these acquisitions) and certain intellectual property. Our capital expenditures totaled $89 million in 2015. We had investments of $23 million, primarily consisting of our investment in Dose Media, LLC for $15 million and capital contributions to New Cubs LLC totaling $8 million. We received net proceeds of approximately $50 million from the sales of our investments and real estate of which $28 million related to the sale of our equity interest in CV in October 2014 that was held in escrow and paid in the fourth quarter of 2015, $8 million related to a cash distribution pursuant to CV’s collection of a contingent receivable, $8 million related to the sale of our investment in Newsday Holdings, LLC and $5 million related to the sale of two real estate properties which were held for sale as of December 28, 2014.

Net cash provided by investing activities totaled $719 million in 2014. Our acquisitions totaled $280 million and included acquisitions, net of cash acquired of Gracenote for $158 million, Baseline for $49 million, What’s ON for $21 million, Landmark for $29 million and HWW for $18 million (see Note 4 to our audited consolidated financial statements for further information on these acquisitions). Our capital expenditures totaled $89 million in 2014. We received net proceeds of approximately $50 million from the sale of several properties. In the fourth quarter of 2014, we received net proceeds of approximately $659 million related to the sale of our equity interest in CV in October 2014 (see Note 8 to our audited consolidated financial statements for further information). We received distributions from CareerBuilder and CV totaling $181 million in 2014, of which $160 million related to the sale by CV of its Apartments.com business. Because these distributions exceeded our cumulative earnings from each of these investments or, in the case of the Apartments.com sale by CV, represented a discrete distribution from an investing activity, we determined these distributions to be a return of capital and were therefore reflected in our Consolidated Statement of Cash Flows as an inflow from investing activities. In addition, we used the $202 million of restricted cash placed with the Bank of New York Mellon Trust Company, N.A. (the “Trustee”) in connection with the Local TV Acquisition for the full repayment of the Senior Toggle Notes on January 27, 2014 ($174 million of which, inclusive of accrued interest of $2 million, was paid to third parties and $28 million was paid to one of our subsidiaries). See Note 9 to our audited consolidated financial statements for further information on the Senior Toggle Notes.
Financing activities
Net cash used in financing activities was $359 million in 2016. During 2016, we paid regular quarterly cash dividends of $90 million. In 2016, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $232 million (see Note 15 to our audited consolidated financial statements for further information).
Net cash used in financing activities was $1.093 billion in 2015. In conjunction with the Amendment of our Secured Credit Facility on June 24, 2015, we issued $1.100 billion aggregate principal amount of the Notes and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility, as further described below. During 2015, we paid dividends of $720 million, including regular quarterly cash dividends of $71 million and a special cash dividend paid in the second quarter of 2015 of $649 million. In 2015, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $340 million (see Note 15 to our audited consolidated financial statements for further information).
Net cash used in financing activities was $283 million in 2014. In connection with the Publishing Spin-off, tronc entered into a senior secured credit facility with proceeds of $347 million (net of a 1% discount on the $350 million principal balance) immediately prior to the Publishing Spin-off on August 4, 2014 (see Note 2 to our audited consolidated financial statements). In addition, we incurred $10 million of transaction costs related to the senior secured credit facility entered into by tronc in 2014. We received a $275 million cash dividend from tronc from a portion of the proceeds of its senior term loan facility prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to repay $275 million of outstanding borrowings under our Term Loan Facility. On the date of the Publishing Spin-off, we distributed certain assets and liabilities to tronc, including $59 million of cash and $28 million of restricted cash related to collateralized letters of credit for working capital liabilities distributed to tronc (see Note 2 to our audited consolidated financial statements). Our long-term debt repayments during 2014 totaled $299 million, including the $275 million repayment. As discussed in “Investing activities” above, on January 27, 2014, we also repaid $172 million of principal on the Senior Toggle Notes. During 2014, cash paid for Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $60 million (see Note 15 to our audited consolidated financial statements for further information).

Debt and Capital Structure
Our debt and other obligations, consisting primarily of capital leases, consisted of the following (in thousands):

	December 31, 2016	December 31, 2015 (1)
Term Loan Facility due 2020, effective interest rate of 3.82%, net of unamortized discount and debt issuance costs of $31,230 and $39,147	$2,312,218	$2,328,092
5.875% Senior Notes due 2022, net of debt issuance costs of $15,437 and $17,466	1,084,563	1,082,534
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $80 and $175	14,770	18,725
Total debt	$3,411,551	$3,429,351

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 to our audited consolidated financial statements for further information.
Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we, as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of the $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, the Guarantors and JPMorgan, as administrative agent, entered into the Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the Converted Term B Loans in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion. The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment of $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loan in our Consolidated Statement of Operations for the fiscal year ended December 31, 2015 as a portion of the facility was considered extinguished for accounting purposes. See Note 9 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million of standby letters of credit outstanding primarily in support of our workers’ compensation insurance programs. As further described in Note 2 to our audited consolidated financial statements, on August 4, 2014, we completed the Publishing Spin-off. In connection with the Publishing Spin-off, we received a $275 million cash dividend from tronc. The full amount of the $275 million cash dividend was used to repay $275 million of outstanding borrowings under our Term Loan Facility. In connection with the Gracenote Sale, we received gross proceeds of $581 million. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term B Loans.
As described under “—Significant Events—Financing Activities,” on January 27, 2017, we, the Subsidiary Guarantors, JPMorgan, as administrative agent and certain extending lenders, entered into the 2017 Amendment pursuant to which we converted approximately $1.76 billion of the Existing Term Loans into the Term C Loans and extended the maturity date of the Term C Loans. Under the Secured Credit Facility, the Term C Loans bear interest, at our election, at a rate per annum equal to either (i) the Adjusted LIBOR, subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Under the Revolving Credit Facility, the loans made pursuant to a New Initial Revolving Credit Commitment bear interest initially, at the Company’s election, at a rate per annum equal to either (i) the sum of Adjusted LIBOR, subject to a minimum rate of zero, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%.
The Term C Loans and the New Initial Revolving Credit Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the 2017 Amendment. The financial covenant is the same as in the Existing Credit Agreement, except such covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase). The other terms of the Term C Loans and the New Initial Revolving Credit Loans are also generally the same as the terms of the Existing Term Loans and the Existing Revolving Loans. A portion of each of the Existing Term Loans and the Existing Revolving Loans remained in place following the 2017 Amendment and each will mature on its respective existing maturity date.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased the amount of commitments under our Revolving Credit Facility from $300 million to $420 million.
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
Senior Toggle Notes—In conjunction with the Local TV Acquisition on December 27, 2013, we provided a notice to holders of the Senior Toggle Notes that we intended to redeem such notes within a thirty-day period. On December 27, 2013, we deposited $202 million with the Trustee ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and the remaining $28 million was payable to one of our subsidiaries), together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to our subsidiary.
Other—During 2014, we incurred $10 million of transaction costs related to a senior secured credit facility which was entered into by tronc in connection with the Publishing Spin-off. The related assets and liabilities for these transaction costs were distributed to tronc in the Publishing Spin-off (see Note 2 to our audited consolidated financial statements).
Capital Structure
As of the Effective Date, we issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. In addition, on the Effective Date, we entered into the Warrant Agreement, pursuant to which we issued 16,789,972 Warrants. As permitted under the Plan, we adopted a new equity incentive plan for the purpose of granting awards to our directors, officers and employees and the directors, officers and employees of our subsidiaries (see Note 15 and Note 16 to our audited consolidated financial statements for further information related to our capital structure and equity incentive plan, respectively). At December 31, 2016, the following amounts were issued: 128,232 Warrants, 100,416,516 shares of Class A Common Stock, of which 14,102,453 were held in treasury, and 5,605 shares of Class B Common Stock.
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
Pursuant to the terms of the Plan, we are also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. At December 31, 2016, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations.
Contractual Obligations
The table below includes future payments required for long-term debt, contractual agreements for broadcast rights recorded in the Consolidated Balance Sheet, future minimum lease payments to be made under certain non-cancellable operating leases, and expected future payments under our multi-year talent and employment contracts related to our Television and Entertainment operations as well as certain other purchase obligations as of December 31, 2016:

	Required or Expected Payments by Fiscal Year (1)
(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt (2)	$3,458,298	$27,841	$58,383	$2,272,074	$1,100,000
Interest on long-term debt (2)	737,336	153,682	304,906	214,123	64,625
Broadcast rights contracts payable	556,095	241,255	212,107	102,733	—
Minimum operating lease payments	205,228	30,537	49,077	39,504	86,110
Talent and employment contracts (3)	140,960	63,916	65,293	10,360	1,391
Programming not yet available for broadcast	1,164,413	294,575	523,428	182,217	164,193
Other purchase obligations (4)	216,961	107,705	76,958	22,379	9,919
Total (1)(5)	$6,479,291	$919,511	$1,290,152	$2,843,390	$1,426,238

(1) The table above includes total obligations of $9 million, $8 million, $4 million and $2 million for years 2017, 2018-2019, 2020-2021 and thereafter, respectively, related to the Gracenote Companies classified as held for sale as of December 31, 2016.
(2) The table above does not reflect any changes resulting from the 2017 Amendment to the Credit Facility, as further described under “—Significant Events—Financing Activities.”
(3) Our talent and employment contracts primarily secure our on-air talent and other personnel for our television and entertainment businesses through multi-year talent and employment agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table.
(4) Other purchase obligations shown in the above table include contractual commitments of approximately $217 million related to capital projects, technology services, news and market data services and other legally binding commitments.
(5) The above table does not include $23 million of liabilities as of December 31, 2016 associated with our uncertain tax positions as we cannot reliably estimate the timing of the future cash outflows related to these liabilities. See Note 13 to our audited consolidated financial statements.
We have funding obligations with respect to our company-sponsored pension and other postretirement plans and our participation in multiemployer defined benefit pension plans which are not included in the tables above. See Note 14 to our audited consolidated financial statements for further information regarding our funding obligations for these benefit plans. We did not retain any liabilities relating to tronc’s employees’ participation in multiemployer defined benefit pension plans subsequent to the Publishing Spin-off.

Repurchases of Equity Securities
On February 24, 2016, the Board authorized a new stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with available cash, cash flows from operations or debt facilities. During 2016, we repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. As of December 31, 2016, the remaining authorized amount under the current authorization totaled $168 million.
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
On February 3, 2017, we paid a special cash dividend of $5.77 per share to holders of record of our Common Stock at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants.

Additionally, the Board declared quarterly cash dividends on our Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2016		2015
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$23,215	$—	$—
Second quarter	0.25	22,959	0.25	24,100
Third quarter	0.25	22,510	0.25	23,620
Fourth quarter	0.25	21,612	0.25	23,555
Total quarterly cash dividends declared and paid	$1.00	$90,296	$0.75	$71,275
On February 14, 2017, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on March 27, 2017 to holders of record of Common Stock and Warrants as of March 13, 2017.
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
We held an equity investment in NHLLC. NHLLC is the parent company of Newsday LLC, a limited liability company formed to hold the assets and liabilities of NMG formerly held by us. As discussed and defined in Note 8 to our audited consolidated financial statements, borrowings by NHLLC and Newsday LLC under a secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC and the assets of NHLLC, including the senior notes of Cablevision contributed by CSC. Prior to the sale of our remaining investment in NHLLC, we agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. In the event we were required to perform under this indemnity, we were subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against NHLLC and Newsday LLC to the extent of the payments made pursuant to the indemnity. From the July 29, 2008 closing date of the Newsday Transactions (as defined in Note 8 to our audited consolidated financial statements) through the third anniversary of the closing date, the maximum amount of potential indemnification payments (the “Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount was to be reduced each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0. The Maximum Indemnification Amount was $425 million at December 28, 2014. On September 2, 2015, we sold our 3% interest in NHLLC to CSC Holdings, as further described in Note 8 to our audited consolidated financial statements.

At the time of the sale, we were also released from all indemnification obligations related to the payments that CSC or NMG Holdings, Inc. are required to make under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility.
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
Capital Spending
Our capital expenditures, including expenditures by the Gracenote Companies, totaled $100 million in 2016 and $89 million in each of 2015 and 2014.
Major capital projects during 2016 included investments at Television and Entertainment to continue improvements to our facilities and to enhance and update news gathering equipment, studio production equipment and master control hardware. Our Digital and Data business continued to invest in infrastructure to support new business platforms and computer hardware. Corporate and Other investments primarily consisted of technology upgrades and real estate improvements.
Major capital projects during 2015 included investments at Television and Entertainment to replace certain equipment and refurbish facilities, update studio production equipment and upgrade master control hardware. Our Digital and Data businesses continued to invest in computer hardware and infrastructure to support new business platforms as well as to upgrade their office facilities. Corporate and Other investments primarily consisted of real estate improvements.
Major capital projects during 2014 included investments at various broadcasting stations to upgrade master control and related equipment, enhance and update newsroom and news gathering equipment and continued improvements to our facilities. 2014 also included improvements to the company-wide technology infrastructure.
The Company currently expects capital spending to be $86 million in 2017, which represents a $14 million decrease over 2016. This decrease is primarily due to the Gracenote Sale and the completion of certain facility updates at Television and Entertainment, partially offset by increased real estate improvements and the build out of new Chicago corporate offices at Corporate and Other as a result of the sale of Tribune Tower.

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
Our critical accounting policies and estimates relate to revenue recognition, broadcast rights, production costs, goodwill and other indefinite-lived intangible assets, impairment review of long-lived assets, income taxes, pension and other postretirement benefits and self-insurance liabilities. Management continually evaluates the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. In addition, there are other items within the consolidated financial statements that require the application of accounting policies and estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our consolidated financial statements.

Revenue Recognition—Our primary sources of revenue related to Television and Entertainment are from local and national advertising, retransmission revenues and carriage fee revenues on our television, cable and radio stations, as applicable, as well as from direct and indirect display advertising. We also recognize revenues from leases of our owned real estate.
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
Television and Entertainment advertising revenue is recorded, net of agency commissions, when commercials are aired. Television operations may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or services received, while barter transactions are reported based on our estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Barter/trade revenue is reported when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. We record rebates when earned as a reduction of advertising revenue. Retransmission revenues represent revenues that we earn from MVPDs for the distribution of our television stations’ broadcast programming. We recognize these revenues over the contract period, generally based on a negotiated fee per subscriber. Carriage fees represent fees that we earn from MVPDs for the carriage of our cable channel. We recognize carriage fees over the contract period, generally based on the number of subscribers and negotiated rates.
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
As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, we recognized impairment charges of approximately $37 million for the syndicated program Elementary at WGN America in 2016 and $74 million for the syndicated programs Person of Interest and Elementary at WGN America in 2015. We have commitments to acquire additional seasons of these programs in future periods. Additional impairments may be required when these seasons become available to air if estimates of future revenues for these programs have not improved. At December 31, 2016 and December 31, 2015, we had broadcast rights assets of $311 million and $364 million, respectively.
Production Costs—We produce and enter into arrangements with third parties to co-produce original programming to exhibit on our broadcast stations and cable network. These arrangements, which are referred to as co-financing arrangements, take various forms. In accordance with ASC Topic 926, “Entertainment-Films,” we estimate total revenues to be earned and costs to be incurred throughout the life of each television program. Estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market (which is the US television market). Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted in the initial market are expensed as incurred. Estimates for all secondary market revenues such as domestic and foreign syndication, digital streaming, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming once it can be demonstrated that a program can be successfully licensed in such secondary market. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. As several of our produced programming television series have either recently launched or have yet to premiere, we do not have a demonstrated history of participating in secondary market revenues to support that these programs can be successfully licensed in such secondary markets. Production costs are expensed to programming in our Consolidated Statements of Operations.
Goodwill and Other Indefinite-Lived Intangible Assets—We review goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Goodwill and other intangibles not subject to amortization totaled $4.022 billion and $4.026 billion at December 31, 2016 and December 31, 2015, respectively.
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
As of the fourth quarter of 2016 and 2015, we conducted our annual impairment test in accordance with ASC Topic 350. Our goodwill impairment test involves a two-step process to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step tests for potential impairment by comparing the fair value of each reporting unit with the reporting unit’s net asset value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit does not exceed the carrying value of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill, and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
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
During our 2016 annual goodwill impairment test, we assessed the fair value of the television and cable reporting units (reporting units within the Television and Entertainment reportable segment) and the Digital and Data reporting unit which, at December 31, 2016, had goodwill balances of $2.505 billion, $723 million and $333 million, respectively. The Digital and Data goodwill is included in non-current assets held for sale in the Consolidated Balance Sheets. The television reporting unit’s fair value was estimated using a market comparable method based on earnings multiple data. The cable reporting unit’s fair value was estimated using both the income and market valuation approaches. The Digital and Data reporting unit’s fair value was based on the purchase transaction with Nielsen, which exceeded the carrying value of the reporting unit. The fair values of the television and cable reporting units exceeded their respective carrying values by approximately 16% and 23%, respectively.
No goodwill impairment charges were recorded in 2016 or 2014.
During our 2015 annual impairment test of goodwill balances, we determined that the fair value of our cable reporting unit (a reporting unit within the Television and Entertainment reportable segment) was below its carrying value. We estimated the fair value of our cable reporting unit using both the income and market valuation approaches. As a result of the first step test, it was determined that the fair value of the cable reporting unit was below the carrying amount by approximately 9%. Accordingly, a second step of the goodwill impairment test was performed specific to the cable reporting unit which compared the implied fair value of the goodwill to the carrying value of such goodwill. Based on the results from the second step process, we recorded a goodwill impairment charge of $381 million during the fourth quarter of 2015. See Note 7 to our audited consolidated financial statements for further information.
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
In the fourth quarter of 2016 and 2015, we recorded a non-cash pretax impairment charge of $3 million and $4 million, respectively, related to our FCC licenses in connection with our annual impairment review under ASC Topic 350. See Note 7 to our audited consolidated financial statements for further information. No impairment charges for other indefinite-lived intangible assets were recorded in 2014.

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
For the years ended December 31, 2016 and December 28, 2015, we recorded charges totaling $15 million and $7 million, respectively, to write down certain real estate properties to their estimated fair value, less the expected selling costs. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in additional non-cash impairment charges in the future under ASC Topic 360.
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
Pension and Other Postretirement Benefits—Retirement benefits are provided to employees through defined benefit pension plans sponsored either by us or by unions. Under our company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is our policy to fund the minimum for our company-sponsored pension plans as required by the Employee Retirement Income Security Act (“ERISA”). Contributions made to union-sponsored plans are based upon collective bargaining agreements. We also provide certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is our policy to fund postretirement benefits as claims are incurred. Accounting for pension and other postretirement benefits requires the use of several assumptions and estimates. Actual experience or changes to these assumptions and other estimates could have a significant impact on our consolidated results of operations and financial position. See Note 14 to our audited consolidated financial statements for a summary of all of the key assumptions related to pension and other postretirement benefits as well as a description of our defined benefit pension and postretirement plans as well as additional disclosures.
We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in our Consolidated Balance Sheets and recognize changes in that funded status in the year in which changes occur through comprehensive income (loss).

We utilize the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for our benefit obligations. As of December 31, 2016, a 0.5% decrease in our discount rate assumptions of 4.30% for our pension plans and 3.45% for our other postretirement plans would result in a $5 million increase in our 2016 net pension income and a $0.03 million increase in our 2016 other postretirement benefit income.
We used a multi-pronged approach to determine our 7.00% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. As of December 31, 2016, a 0.5% decrease in our long-term rate of return assumption would result in an $8 million decrease in our 2016 net pension income. Our pension plan assets earned a return of 7.8% in 2016 and incurred a loss of 1.5% in 2015. The asset returns are net of administrative expenses.
Our pension actuarial valuation also incorporates other factors such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to, among other things, longer or shorter life spans of plan participants. Differences in these assumptions could significantly impact the actual amount of net periodic benefit cost and pension liability recorded by us.
For purposes of measuring postretirement health care costs for 2016, we assumed a 6.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2024 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2016, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2024 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2016, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$8	$(7)
Projected benefit obligation	$233	$(213)
In accordance with ASC Topic 715, “Compensation—Retirement Benefits,” unrecognized net actuarial gains and losses will be recognized in net periodic pension expense over approximately 25 years, which represents the estimated average remaining life expectancy of the inactive participants receiving benefits, due to plans being frozen and participants are deemed inactive for purposes of determining remaining useful life. Our policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.
Self-Insurance Liabilities—We self-insure for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods. We carry insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. Our deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $26 million at December 31, 2016 and $34 million at December 31, 2015.
New Accounting Standards
See Note 1 to our audited consolidated financial statements for the discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates of our variable rate debt, which, as of December 31, 2016 and December 31, 2015, primarily consisted of the borrowings under the Term Loan Facility. As of December 31, 2016 and December 31, 2015, we had $2.343 billion and $2.367 billion aggregate principal amounts outstanding under our Term Loan Facility, respectively. The Term Loan Facility bears interest, at our election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. See Note 9 to our audited consolidated financial statements for further information on the Term Loan Facility and its terms. Based on the amounts outstanding under the Term Loan Facility as of December 31, 2016 and December 31, 2015, adding 1% to the applicable interest rate under the Term Loan Facility would result in an increase of approximately $23 million and $24 million in our annual interest expense, respectively. See Note 10 to our audited consolidated financial statements for further information regarding the fair value of our long-term debt.
As discussed in Note 23 to our audited consolidated financial statements, we entered into certain interest rate swaps with a notional value of $500 million that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of the variable rate interest payments related to the 2017 Amendment of the Term Loan Facility. While the current expectation is to maintain the interest rate swaps through maturity of the Term Loan Facility, due to risks for hedging gains and losses, cash settlement costs or changes to our capital structure, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are located beginning on page F-1 of this report and within Exhibit 99.1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon management’s evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.
Remediation of Material Weakness in Internal Control over Financial Reporting
As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, management identified a material weakness in our internal control over financial reporting as of December 31, 2015. The identified material weakness related to the design and operating effectiveness of information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. During the quarter ended December 31, 2016, the Company completed remedial actions to address the material weakness in internal control over financial reporting, including:

•
Provided mandatory training to IT and business control owners regarding risks, controls and maintaining adequate evidence of control execution, and clarified and communicated appropriate roles and responsibilities for controls and systems.

•
Increased resources dedicated to monitoring IT general controls to ensure compliance with policies, procedures, and processes, including new IT compliance positions and the use of third parties to assist with implementing, monitoring and validating IT general control activities.

•
Implemented additional program change management policies and procedures, control activities, and tools to ensure changes affecting financial IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately.

•
Improved the design and standardized control activities over the implementation of new financial systems, including enhanced policies and procedures to validate and evidence the completeness and accuracy of data converted from old financial systems.

•	Enhanced the design and operation of user access control activities and procedures to ensure that access to financial applications and data is adequately restricted to appropriate Company personnel.

•
Developed and implemented new computer operations controls around the monitoring of scheduled jobs to ensure privileges to critical computer operations functionality is appropriately granted and monitored and data uploads are authorized and monitored.

As a result of completing their final testing of internal control over financial reporting, management including the Chief Executive Officer and the Chief Financial Officer, has concluded that the remediation plan has been successfully implemented and that the material weakness previously identified had been remediated as of December 31, 2016.
Changes in Internal Control over Financial Reporting
As described above, we have remediated the material weakness related to the IT general controls that are relevant to the preparation of our consolidated financial statements. This change has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2016.
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
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors and executive officers will be contained in our 2017 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2017 Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2017 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
We have adopted a Code of Business Conduct and Ethics, to which all directors, officers and employees of the Company are subject, and a Code of Ethics for CEO and Senior Financial Officers, to which certain members of management are subject. We also have made these documents available on our website at http://investors.tribunemedia.com/corporate-governance.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Director Compensation for Fiscal Year 2016,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated in this report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2017 Proxy Statement under the caption ‘‘Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Related Party Transactions” and “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our 2017 Proxy Statement under the caption ‘‘Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.
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

2.3s
Share Purchase Agreement, among Tribune Media Company, Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures, LLC, Tribune International Holdco, LLC and Nielsen Holding and Finance B.V., dated December 19, 2016 (Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request)

3.1
Second Amended and Restated Certificate of Incorporation of Tribune Media Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

3.2	Amendment to Certificate of Incorporation of Tribune Media Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

Exhibit No.	Description
3.3	Amended and Restated By-laws of Tribune Media Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

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

4.5
Third Supplemental Indenture, dated October 8, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Tribune Media Company, filed February 29, 2016).

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

10.13§
Employment Agreement, dated July 27, 2014, between Tribune Company and John Batter (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Tribune Media Company, filed February 29, 2016).

10.14§
Amendment to the Employment Agreement, dated September 25, 2015, between Tribune Media Company and John Batter (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Tribune Media Company, filed February 29, 2016).

10.15§
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

10.18§
Amendment to the Employment Agreement, dated April 6, 2015, between Tribune Media Company and Chandler Bigelow (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.19§
Amendment to the Employment Agreement, dated April 2, 2015, between Tribune Media Company and Peter Liguori (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.20§
Amendment to the Employment Agreement, dated April 3, 2015, between Tribune Media Company and Edward Lazarus (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.21§	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.22§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

Exhibit No.	Description
10.23§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.24
Amendment No. 2 to the Credit Agreement, dated January 27, 2017, between Tribune Media Company, the Guarantors party thereto, JPMorgan Chase Bank N.A. and the lenders thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Tribune Media Company, filed January 30, 2017).

10.25§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Peter Liguori (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.26§
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

10.28§	Form of Supplemental Performance Share Unit Agreement (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.29§	Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Tribune Media Company, filed May 17, 2016).

10.30§
2016 Tribune Media Company Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Tribune Media Company, filed May 17, 2016).

10.31§
Form of Stock Option Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.32§
Form of Restricted Stock Unit Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.33§
Form of Performance Stock Unit Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.34§
Employment Agreement, dated as of July 18, 2016, between Tribune Media Company and Lawrence Wert (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.35
Agreement of Purchase and Sale, dated as of August 26, 2016, by and between CIM Group Acquisitions, LLC and IL-Tribune Tower, LLC (incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed November 9, 2016).

10.36§s	Letter Agreement, dated as of December 22, 2016, by and between Tribune Media Company and John Batter.

10.37§s	Separation Agreement, dated as of January 24, 2017, by and between Tribune Media Company and Peter Liguori.

21.1s	Subsidiaries of the Registrant.

23.1s	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description
23.2s	Consent of Deloitte & Touche LLP (regarding Television Food Network, G.P.)

31.1s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1s	Section 1350 Certification

32.2s	Section 1350 Certification

99.1s	Television Food Network, G.P. Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§	Constitutes a compensatory plan or arrangement.

s	Filed herein

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2017.

TRIBUNE MEDIA COMPANY

By:	/s/ Peter Liguori
Name:	Peter Liguori
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Liguori	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Peter Liguori

/s/ Chandler Bigelow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Chandler Bigelow

/s/ Brian F. Litman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Brian F. Litman

/s/ Bruce A. Karsh	Director and Chairman	March 1, 2017
Bruce A. Karsh

/s/ Craig A. Jacobson	Director	March 1, 2017
Craig A. Jacobson

/s/ Peter M. Kern	Director	March 1, 2017
Peter M. Kern

/s/ Ross Levinsohn	Director	March 1, 2017
Ross Levinsohn

/s/ Peter E. Murphy	Director	March 1, 2017
Peter E. Murphy

/s/ Laura R. Walker	Director	March 1, 2017
Laura R. Walker

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tribune Media Company
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Tribune Media Company and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We did not audit the financial statements of Television Food Network, G.P. (“TV Food Network”), an approximate 31 percent-owned equity investment of the Company, which reflects a net investment totaling $374 million and $360 million at December 31, 2016 and December 31, 2015, respectively, (such amounts are prior to adjustments recorded by the Company for the application of fresh-start reporting, net of amortization of basis difference, of $0.905 billion and $0.955 billion at December 31, 2016 and December 31, 2015, respectively), and equity income of $172 million, $176 million and $172 million (such amounts are prior to the amortization of basis difference of $50 million, $50 million and $50 million) for the each of the three years in the period ended December 31, 2016, respectively. The financial statements of TV Food Network were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for TV Food Network, prior to the adjustments for the application of fresh-start reporting and the amortization of basis differences, is based solely on the report of the other auditors. We audited the adjustments necessary to reflect fresh-start reporting and the amortization of basis differences in the Company’s consolidated financial statements. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs in 2016.
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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 1, 2017

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands of dollars, except for per share data)

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
Operating Revenues
Television and Entertainment
Advertising	$1,374,571	$1,303,220	$1,339,634
Retransmission revenue and carriage fees	455,768	368,484	286,380
Other	79,557	80,838	99,627
Total	1,909,896	1,752,542	1,725,641
Other	38,034	49,425	54,984
Total operating revenues	1,947,930	1,801,967	1,780,625
Operating Expenses
Programming	515,738	535,799	354,666
Direct operating expenses	390,595	376,383	364,197
Selling, general and administrative	592,220	543,065	519,131
Depreciation	58,825	64,554	62,443
Amortization	166,664	166,404	197,054
Impairments of goodwill and other intangible assets (Note 7)	3,400	385,000	—
(Gain) loss on sales of real estate, net	(213,086)	97	(21,690)
Total operating expenses	1,514,356	2,071,302	1,475,801
Operating Profit (Loss)	433,574	(269,335)	304,824
Income on equity investments, net	148,156	146,959	236,713
Interest and dividend income	1,226	720	1,264
Interest expense	(152,719)	(148,587)	(141,629)
Loss on extinguishment of debt	—	(37,040)	—
Gain on investment transactions, net	—	12,173	371,785
Other non-operating gain (loss), net	5,427	7,228	(4,804)
Reorganization items, net	(1,422)	(1,537)	(7,268)
Income (Loss) from Continuing Operations Before Income Taxes	434,242	(289,419)	760,885
Income tax expense	347,202	25,918	284,266
Income (Loss) from Continuing Operations	87,040	(315,337)	476,619
(Loss) Income from Discontinued Operations, net of taxes (Note 2)	(72,794)	(4,581)	44
Net Income (Loss)	$14,246	$(319,918)	$476,663

Basic Earnings (Loss) Per Common Share from:
Continuing Operations	$0.96	$(3.33)	$4.76
Discontinued Operations	(0.80)	(0.05)	—
Net Earnings (Loss) Per Common Share	$0.16	$(3.38)	$4.76

Diluted Earnings (Loss) Per Common Share from:
Continuing Operations	$0.96	$(3.33)	$4.75
Discontinued Operations	(0.80)	(0.05)	—
Net Earnings (Loss) Per Common Share	$0.16	$(3.38)	$4.75

Regular dividends declared per common share	$1.00	$0.75	$—

Special dividends declared per common share	$—	$6.73	$—

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars)

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
Net Income (Loss)	$14,246	$(319,918)	$476,663
Less: (Loss) Income from Discontinued Operations, net of taxes	(72,794)	(4,581)	44
Net Income (Loss) from Continuing Operations	87,040	(315,337)	476,619

Other Comprehensive Income (Loss) from Continuing Operations, net of taxes
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(4,717), $(5,176), and $(121,030), respectively	(7,316)	(8,032)	(187,720)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(114), $(25) and $(71), respectively	(176)	(36)	(110)
Change in unrecognized benefit plan gains and losses, net of taxes	(7,492)	(8,068)	(187,830)
Unrealized gain (loss) on marketable securities:
Changes in unrealized holding gain (loss) arising during the period, net of taxes of $604, $(2,133) and $3,512, respectively	936	(3,308)	5,447
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(1,545), $(1,458), and $(1,525), respectively	(2,362)	(3,519)	(2,365)
Other Comprehensive Loss from Continuing Operations, net of taxes	(8,918)	(14,895)	(184,748)
Comprehensive Income (Loss) from Continuing Operations, net of taxes	78,122	(330,232)	291,871
Comprehensive Loss from Discontinued Operations, net of taxes	(74,642)	(14,161)	(344)
Comprehensive Income (Loss)	$3,480	$(344,393)	$291,527

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars)

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$577,658	$247,820
Restricted cash and cash equivalents	17,566	17,595
Accounts receivable (net of allowances of $12,504 and $5,543)	429,112	416,877
Broadcast rights	157,817	160,240
Income taxes receivable	9,056	42,683
Current assets held for sale	62,605	72,698
Prepaid expenses	35,862	57,235
Other	6,624	6,797
Total current assets	1,296,300	1,021,945
Properties
Machinery, equipment and furniture	280,589	250,179
Buildings and leasehold improvements	154,557	209,608
	435,146	459,787
Accumulated depreciation	(187,148)	(142,677)
	247,998	317,110
Land	214,730	268,257
Construction in progress	61,192	30,203
Net properties	523,920	615,570
Other Assets
Broadcast rights	153,457	203,422
Goodwill	3,227,930	3,228,224
Other intangible assets, net	1,819,134	1,990,002
Non-current assets held for sale	625,329	838,864
Investments	1,674,883	1,692,700
Other	80,098	118,136
Total other assets	7,580,831	8,071,348
Total Assets (a)	$9,401,051	$9,708,863

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data)

	December 31, 2016	December 31, 2015
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$60,553	$53,872
Debt due within one year (net of unamortized discounts and debt issuance costs of $7,917 and $7,979)	19,924	19,862
Income taxes payable	21,166	2,373
Employee compensation and benefits	77,123	73,003
Contracts payable for broadcast rights	241,255	236,676
Deferred revenue	13,690	14,749
Interest payable	30,305	33,828
Current liabilities held for sale	54,284	59,962
Other	32,553	46,475
Total current liabilities	550,853	540,800
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $38,830 and $48,809)	3,391,627	3,409,489
Deferred income taxes	984,248	890,706
Contracts payable for broadcast rights	314,840	385,107
Contract intangible liability, net	12	13,772
Pension obligations, net	444,401	456,073
Postretirement medical, life and other benefits	11,385	13,250
Other obligations	62,688	68,321
Non-current liabilities held for sale	95,314	99,623
Total non-current liabilities	5,304,515	5,336,341
Total Liabilities (a)	5,855,368	5,877,141
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at December 31, 2016 and at December 31, 2015	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 100,416,516 shares issued and 86,314,063 shares outstanding at December 31, 2016; 100,015,546 shares issued and 92,345,330 shares outstanding at December 31, 2015	100	100
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,605 shares at December 31, 2016 and at December 31, 2015	—	—
Treasury stock, at cost: 14,102,453 shares at December 31, 2016 and 7,670,216 shares at December 31, 2015	(632,207)	(400,153)
Additional paid-in-capital	4,561,760	4,619,618
Retained deficit	(308,105)	(322,351)
Accumulated other comprehensive loss	(81,782)	(71,016)
Total Tribune Media Company shareholders’ equity	3,539,766	3,826,198
Noncontrolling interests	5,917	5,524
Total shareholders’ equity	3,545,683	3,831,722
Total Liabilities and Shareholders’ Equity	$9,401,051	$9,708,863

(a)
The Company’s consolidated total assets as of December 31, 2016 and December 31, 2015 include total assets of variable interest entities (“VIEs”) of $97 million and $108 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of December 31, 2016 and December 31, 2015 include total liabilities of the VIEs of $3 million and $3 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (In thousands)
			Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital			Common Stock
		Retained Earnings (Deficit)					Class A		Class B
	Total				Treasury Stock	Non-controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 29, 2013	$4,925,561	$241,555	$140,685	$4,543,228	$—	$—	$90	89,934	$3	3,186
Comprehensive income:
Net income	476,663	476,663	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(185,136)	—	(185,136)	—	—	—	—	—	—	—
Comprehensive income	291,527	—	—	—	—	—	—	—	—	—
Publishing Spin-off (Note 2)	19,347	—	(2,090)	21,437	—	—	—	—	—	—
Conversions of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	1	772	(1)	(772)
Warrant exercises	—	—	—	(5)	—	—	5	4,850	—	24
Stock-based compensation	27,835	—	—	27,835	—	—	—	—	—	—
Net share settlements of stock-based awards	(1,893)	—	—	(1,893)	—	—	—	152	—	—
Excess tax benefits from stock-based awards	868	—	—	868	—	—	—	—	—	—
Common stock repurchases	(67,814)	—	—	—	(67,814)	—	—	—	—	—
Balance at December 28, 2014	$5,195,431	$718,218	$(46,541)	$4,591,470	$(67,814)	$—	$96	95,708	$2	2,438
Comprehensive loss:
Net loss	(319,918)	(319,918)	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(24,475)	—	(24,475)	—	—	—	—	—	—	—
Comprehensive loss	(344,393)	—	—	—	—	—	—	—	—	—
Special dividends declared to shareholders and warrant holders, $6.73 per share (Note 15)	(648,644)	(648,644)	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $0.75 per share (1)	(71,275)	(72,007)	—	732	—	—	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	2	2,432	(2)	(2,432)
Warrant exercises	—	—	—	(2)	—	—	2	1,719	—	—
Stock-based compensation	32,547	—	—	32,547	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,251)	—	—	(4,251)	—	—	—	156	—	—
Change in excess tax benefits from stock-based awards	(878)	—	—	(878)	—	—	—	—	—	—
Common stock repurchases	(332,339)	—	—	—	(332,339)	—	—	—	—	—
Contributions from noncontrolling interest	5,524	—	—	—	—	5,524	—	—	—	—
Balance at December 31, 2015	$3,831,722	$(322,351)	$(71,016)	$4,619,618	$(400,153)	$5,524	$100	100,015	$—	6
Comprehensive income:
Net income	14,246	14,246	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(10,766)	—	(10,766)	—	—	—	—	—	—	—
Comprehensive income	3,480	—	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $1.00 per share (1)	(90,296)	—	—	(90,296)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	163	—	—
Stock-based compensation	37,002	—	—	37,002	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,553)	—	—	(4,564)	11	—	—	238	—	—
Common stock repurchases	(232,065)	—	—	—	(232,065)	—	—	—	—	—
Contributions from noncontrolling interest	393	—	—	—	—	393	—	—	—	—
Balance at December 31, 2016	$3,545,683	$(308,105)	$(81,782)	$4,561,760	$(632,207)	$5,917	$100	100,416	$—	6

(1) Includes $0.7 million and $1.5 million of granted dividend equivalent units for the year ended December 31, 2015 and December 31, 2016, respectively.

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars)

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
Operating Activities
Net income (loss)	$14,246	$(319,918)	$476,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	37,189	32,493	27,918
Pension credit, net of contributions	(24,110)	(29,417)	(41,164)
Depreciation	72,409	74,289	88,890
Amortization of contract intangible assets and liabilities	(10,566)	(14,980)	(35,774)
Amortization of other intangible assets	196,663	195,230	222,216
Impairments of goodwill and other intangible assets (Note 7)	3,400	385,000	—
Income on equity investments, net	(148,156)	(146,959)	(236,088)
Distributions from equity investments	170,527	169,879	189,789
Non-cash loss on extinguishment of debt	—	33,480	—
Original issue discount payments	—	(6,158)	—
Amortization of debt issuance costs and original issue discount	11,172	12,258	13,433
Gain on investment transactions, net	—	(12,173)	(373,968)
Impairments of real estate	15,102	6,650	3,983
(Gain) loss on sales of real estate	(213,086)	97	(21,690)
Other non-operating (gain) loss, net	(5,427)	(6,183)	4,729
Change in excess tax benefits from stock-based awards	—	868	(868)
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	(998)	(23,444)	39,149
Prepaid expenses and other current assets	18,171	(36,997)	(1,532)
Accounts payable	6,589	(15,302)	2,855
Employee compensation and benefits, accrued expense and other current liabilities	(7,515)	38,062	(24,349)
Deferred revenue	(2,843)	9,541	23,189
Income taxes	51,296	(272,102)	261,591
Change in broadcast rights, net of liabilities	(15,427)	100,116	(21,098)
Deferred income taxes	95,035	(140,075)	(179,099)
Change in non-current obligations for uncertain tax positions	(11,276)	(931)	(2,814)
Other, net	31,768	(7,380)	(37,506)
Net cash provided by operating activities	284,163	25,944	378,455
Investing Activities
Capital expenditures	(99,659)	(89,084)	(89,438)
Investments	(5,993)	(23,042)	(2,330)
Acquisitions, net of cash acquired	—	(74,959)	(279,833)
Proceeds from sales of real estate and other assets	507,692	4,930	49,870
Transfers from (to) restricted cash	297	1,112	(1,109)
Decrease in restricted cash related to acquisition of Local TV	—	—	201,922
Distributions from equity investments	—	10,328	180,521
Proceeds from sales of investments	—	44,982	659,395
Net cash provided by (used in) investing activities	402,337	(125,733)	718,998

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands of dollars)

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
Financing Activities
Long-term borrowings	—	1,100,000	—
Long-term borrowings related to Publishing Spin-off (Note 2)	—	—	346,500
Repayments of long-term debt	(27,842)	(1,114,262)	(299,285)
Repayment of Senior Toggle Notes (Note 9)	—	—	(172,237)
Long-term debt issuance costs	(736)	(20,202)	—
Long-term debt issuance costs related to Publishing Spin-off (Note 2)	—	—	(10,179)
Payments of dividends	(90,296)	(719,919)	—
Settlements of contingent consideration, net	(3,636)	1,174	—
Common stock repurchases (Note 15)	(232,065)	(339,942)	(60,211)
Cash and restricted cash distributed to tronc (Note 2)	—	—	(86,530)
Change in excess tax benefits from stock-based awards	—	(868)	868
Tax withholdings related to net share settlements of share-based awards	(4,553)	(4,421)	(3,201)
Proceeds from stock option exercises	—	166	1,308
Contributions from noncontrolling interests	393	5,524	—
Net cash used in financing activities	(358,735)	(1,092,750)	(282,967)

Net Increase (Decrease) in Cash and Cash Equivalents	327,765	(1,192,539)	814,486
Cash and cash equivalents, beginning of year	262,644	1,455,183	640,697
Cash and cash equivalents, end of year	$590,409	$262,644	$1,455,183

Cash and Cash Equivalents are Comprised of:
Cash and cash equivalents	$577,658	$247,820	$1,455,183
Cash and cash equivalents classified as assets held for sale	12,751	14,824	—
Cash and cash equivalents, end of year	$590,409	$262,644	$1,455,183

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$160,200	$130,311	$140,338
Income taxes, net of refunds	$265,886	$434,720	$217,579
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
Nature of Operations and Reclassifications—Tribune Media Company and its subsidiaries (the “Company”) is a diversified media and entertainment company. The Company’s business consists of Television and Entertainment operations and the management of certain owned real estate assets. The Company also holds a variety of investments, including equity investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (“CareerBuilder”).
Television and Entertainment, a reportable segment, provides audiences across the country with news, entertainment and sports programming, including content produced by Tribune Studios and its production partners, on Tribune Broadcasting’s 42 local television stations (that are either owned by the Company or owned by others but to which the Company provides certain services) and their websites, a national general entertainment cable network (WGN America), a radio station and other digital assets.
The Company reports and includes under Corporate and Other the management of certain owned real estate assets, including revenues from leasing the Company-owned office and production facilities and any gains or losses from sales of real estate, as well as certain administrative activities associated with operating corporate office functions and managing its predominantly frozen company-sponsored defined benefit pension plans.
Prior to entering into a share purchase agreement to sell substantially all of the Digital and Data business on December 19, 2016 (the “Gracenote Sale”, as further defined and described in Note 2), the Company was also engaged in providing innovative technology and services that collected, created and distributed video, music, sports and entertainment data. Prior to the spin-off of its principal publishing businesses on August 4, 2014 (the “Publishing Spin-off”, as further defined and described in Note 2) the Company was also engaged in newspaper publishing.
Prior to the Gracenote Sale, which was completed on January 31, 2017, the Company reported its operations through the following reportable segments: Television and Entertainment and Digital and Data. The Company’s Digital and Data reportable segment consisted of several businesses driven by the Company’s expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports.
The historical results of operations for the businesses included in the Gracenote Sale and the Publishing Spin-off are presented in discontinued operations for all periods presented (see Note 2). Beginning in the fourth quarter of 2016, the Television and Entertainment reportable segment includes the operations of Covers Media Group (“Covers”), a business-to-consumer website, which was previously included in the Digital and Data reportable segment. Beginning in fiscal 2015, the Television and Entertainment reportable segment includes the Company’s Screener (formerly Zap2it.com) entertainment content business, which was also previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial.
Change in Accounting Principle— In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and in August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” The Company adopted ASU 2015-03 and ASU 2015-15 retrospectively in the first quarter of 2016 and presented debt issuance costs as a direct deduction from the carrying amount of an associated debt liability, with the exception of debt issuance costs related to the Company’s

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility which continue to be presented as an asset and amortized over the appropriate term. As a result of this reclassification, the carrying value of the Company’s debt as of December 31, 2015 decreased by $50 million (see Note 9 for additional information).
Fiscal Year—On April 16, 2015, the Company’s Board of Directors (the “Board”) approved the change of the Company’s fiscal year end from the last Sunday in December of each year to December 31 of each year and to change the Company’s fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter of 2015, which ended on June 30, 2015. As a result of this change, the fiscal year ended December 31, 2016 includes two less days compared to the fiscal year ended December 31, 2015. The fiscal year ended December 31, 2015 includes four additional days compared to the fiscal year ended December 28, 2014. Fiscal year 2014 comprised a 52-week period.
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
On April 14, 2015, the Company entered into a real estate venture agreement with a third party to redevelop one of the Company’s Florida properties and formed a new limited liability company, TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). The Company contributed land with an agreed-upon value between the parties of $15 million and a carrying value of $10 million, resulting in a 92% interest in the Las Olas LLC. In the future, the Company’s interest in the Las Olas LLC may decline to 85%, subject to the other party’s additional investments. The Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The results of operations of the VIE as of and for the fiscal year ended December 31, 2016 were not material.
On November 12, 2015, the Company executed an agreement with a third party developer to redevelop one of the Company’s California properties. The Company contributed land, building and improvements with an agreed-upon value between the parties of $39 million and a carrying value of $35 million, resulting in a 90% interest in the TREH/Kearny Costa Mesa, LLC (“Costa Mesa LLC”). In the future, the Company’s interest in the Costa Mesa LLC may decline, subject to the other party’s additional investments. The Company consolidates the financial position and results of operations of Costa Mesa LLC as it has the majority ownership. The results of operations of the Costa Mesa LLC as of and for the fiscal year ended December 31, 2016 were not material.
Prior to September 2, 2015, the Company held a variable interest in Newsday Holdings LLC (“NHLLC”). On September 2, 2015, all of the outstanding equity interests of NHLLC were acquired by CSC Holdings, LLC (“CSC”). Additionally, prior to October 1, 2014, the Company held a variable interest in Classified Ventures, LLC (“CV”). On October 1, 2014, all of the outstanding equity interests of CV were acquired by TEGNA, Inc. (“TEGNA”). Prior to July 29, 2014, the Company held a variable interest in Perfect Market, Inc. (“PMI”). On July 29, 2014, all of the outstanding equity interests of PMI were acquired by Taboola.com LTD (“Taboola”). In connection with the acquisition, the Company’s shares in PMI were converted into shares of Taboola. The Company’s ownership in Taboola is less than 1% and the Company has determined the investment is not a VIE as defined by ASC Topic 810.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016 and December 31, 2015, the Company indirectly held a variable interest in Topix, LLC (“Topix”) through its investment in TKG Internet Holdings II, LLC and at December 28, 2014, the Company held a variable interest in Newsday LLC (as defined and described in Note 8). On December 27, 2013, the Company acquired all of the issued and outstanding equity interests in Local TV for $2.816 billion in cash (the “Local TV Acquisition”). In conjunction with the acquisition, the Company became a party to an agreement with Dreamcatcher Broadcasting LLC, a Delaware limited liability company (“Dreamcatcher”). The Company determined that it holds a variable interest in Dreamcatcher and is the primary beneficiary. As such, the Company’s consolidated financial statements include the results of operations and the financial position of Dreamcatcher. See below for further information on the Company’s transactions with Dreamcatcher and the carrying amounts and classification of the assets and liabilities of Dreamcatcher which have been included in the Company’s Consolidated Balance Sheets. The assets of the consolidated VIE can only be used to settle the obligations of the VIE.
Dreamcatcher—Concurrent with the Local TV Acquisition, pursuant to an asset purchase agreement dated as of July 15, 2013, between the Company, an affiliate of Oak Hill Capital Partners and Dreamcatcher, an entity formed in 2013 specifically to comply with FCC cross-ownership rules related to the Local TV Acquisition. On December 27, 2013, Dreamcatcher acquired the FCC licenses, retransmission consent agreements, network affiliation agreements, contracts for broadcast rights and selected personal property (including transmitters, antennas and transmission lines) of Local TV’s television stations WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA, and WNEP-TV, Scranton, PA (collectively the “Dreamcatcher Stations”) for $27 million (collectively, the “Dreamcatcher Transaction”). The Dreamcatcher Transaction was funded by the Dreamcatcher Credit Facility which the Company has guaranteed (see Note 9). The Company provides certain services to support the operations of the Dreamcatcher Stations, but, in compliance with FCC regulations, Dreamcatcher has responsibility for and control over programming, finances, personnel and operations of the Dreamcatcher Stations. In connection with Dreamcatcher’s operation of the Dreamcatcher Stations, the Company entered into shared services agreements (“SSAs”) with Dreamcatcher pursuant to which it provides technical, promotional, back-office, distribution and limited programming services to the Dreamcatcher Stations in exchange for the Company’s right to receive certain payments from Dreamcatcher after satisfaction of operating costs and debt obligations. Pursuant to the SSAs, Dreamcatcher is guaranteed a minimum annual cumulative net cash flow of $0.2 million. The Company’s consolidated financial statements as of and for the years ended December 31, 2016, December 31, 2015 and December 28, 2014 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated VIE. For financial reporting purposes, Dreamcatcher is considered a VIE as a result of (1) shared service agreements that the Company has with the Dreamcatcher Stations, (2) the Company’s guarantee of the obligations incurred under the Dreamcatcher Credit Facility, (3) the Company having power over significant activities affecting Dreamcatcher’s economic performance, and (4) purchase option granted by Dreamcatcher which permits the Company to acquire the assets and assume the liabilities of each Dreamcatcher Station at any time, subject to FCC’s consent and other conditions described below. The purchase option is freely exercisable or assignable by the Company without consent or approval by Dreamcatcher or its members for consideration equal to the total outstanding balance of debt guaranteed by the Company, plus a fixed escalation fee. Substantially all of Dreamcatcher’s assets, except for its FCC licenses, collateralize its secured debt obligations under the Dreamcatcher Credit Facility and is guaranteed by the Company.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues of the Dreamcatcher stations included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2016, December 31, 2015 and December 28, 2014 were $73 million, $65 million and $67 million, respectively, and operating profit was $16 million, $12 million and $13 million, respectively. The Company’s Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015 includes the following assets and liabilities of the Dreamcatcher stations (in thousands):

	December 31, 2016	December 31, 2015
Property, plant and equipment, net	$91	$371
Broadcast rights	2,634	2,748
Other intangible assets, net	82,442	92,970
Other assets	134	111
Total Assets	$85,301	$96,200

Debt due within one year	$4,003	$3,989
Contracts payable for broadcast rights	2,758	3,016
Long-term debt	10,767	14,736
Other liabilities	85	55
Total Liabilities	$17,613	$21,796
Revenue Recognition—The Company’s primary sources of revenue related to Television and Entertainment are from local and national broadcasting and cable advertising and retransmission and carriage fee revenues on the Company’s television, cable and radio stations as well as from direct and indirect display advertising. The Company also recognizes revenues from leases of its owned real estate.
The Company recognizes revenue when the following conditions are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the fees are fixed or determinable and (iv) collection is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. Revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. The Company uses a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”).
Television and Entertainment advertising revenue is recorded, net of agency commissions, when commercials are aired. Television operations may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or services received, while barter transactions are reported at the Company’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Barter/trade revenue is reported when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. The Company records rebates when earned as a reduction of advertising revenue. Retransmission revenue represent revenue that the Company earns from multichannel video programming distributors (“MVPDs”) for the distribution of the Company’s television stations’ broadcast programming. Retransmission revenue is recognized over the contract period, generally based on a negotiated fee per subscriber. Carriage fees represent fees that the Company earns from MVPDs for the carriage of the Company’s cable channel. Carriage fees are recognized over the contract period, generally based on the number of subscribers and negotiated rates.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
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
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consist of funds that are not available for general corporate use and primarily consist of restricted cash held by the Company to satisfy the remaining claim obligations pursuant to the Plan (as defined and described in Note 3). At both December 31, 2016 and December 31, 2015, restricted cash held by the Company to satisfy such obligations totaled $18 million.
In conjunction with the acquisition of Local TV on December 27, 2013, the Company provided a notice to holders of the Senior Toggle Notes that it intended to redeem such notes within a thirty-day period. On December 27, 2013, the Company deposited $202 million with The Bank of New York Mellon Trust Company, N.A. (the “Trustee”) ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and the remaining $28 million was payable to a subsidiary of the Company), together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. At December 29, 2013, the $202 million deposit was presented as restricted cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to the Company’s subsidiary.
Accounts Receivable and Allowance for Doubtful Accounts—The Company’s accounts receivable are primarily due from advertisers and multichannel video programming distributors (“MVPDs”). Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates, volume discounts and sales allowances. This allowance is determined based on historical write-off experience, sales adjustments and any known specific collectability exposures.
A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 29, 2013	$16,006
2014 additions charged to revenues, costs and expenses	20,364
2014 deductions	(17,843)
Allowance distributed in Publishing Spin-off	(11,732)
Accounts receivable allowance balance at December 28, 2014	$6,795
2015 additions charged to revenues, costs and expenses	5,277
2015 deductions	(6,529)
Accounts receivable allowance balance at December 31, 2015	$5,543
2016 additions charged to revenues, costs and expenses	14,009
2016 deductions	(7,048)
Accounts receivable allowance balance at December 31, 2016	$12,504
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
The Company carries its broadcast rights at the lower of unamortized cost or estimated net realizable value. The Company evaluates the net realizable value of broadcast rights on a daypart, series, or title-by-title basis, as appropriate. Changes in management’s intended usage of a specific daypart, series, or program would result in a reassessment of the net realizable value, which could result in an impairment. The Company determines the net realizable value and estimated fair value, as appropriate, based on a projection of the estimated advertising revenues and carriage/retransmission revenues, less certain direct costs of delivery, expected to be generated by the program material, all of which are classified in Level 3 of the fair value hierarchy. If the Company’s estimates of future revenues decline, amortization expense could be accelerated or impairment adjustments may be required. The Company assesses future seasons of syndicated programs that the Company is committed to acquire for impairment as they become available to the Company for airing. Any impairments of programming rights are expensed to programming in the Company’s Consolidated Statements of Operations. As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, the Company recognized impairment charges of $37 million for the syndicated program Elementary at WGN America in 2016 and $74 million for the syndicated programs Person of Interest and Elementary at WGN America in 2015.
Production Costs—The Company produces and enters into arrangements with third parties to co-produce original programming to exhibit on its broadcast stations and cable network. In accordance with ASC Topic 926, “Entertainment-Films,” the Company estimates total revenues to be earned and costs to be incurred throughout the life of each television program. Estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market (which is the US television market). Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted in the initial market are expensed as incurred. Estimates for all secondary market revenues such as domestic and foreign syndication, digital streaming, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming once it can be demonstrated that a program can be successfully licensed in such secondary market. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. As several of the Company’s produced programming television series have either recently launched or have yet to premiere, the Company does not have a demonstrated history of participating in secondary market revenues to support that these programs can be successfully licensed in such secondary markets. Production costs are expensed to programming in the Company’s Consolidated Statements of Operations.
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense was $42 million, $39 million and $43 million in 2016, 2015 and 2014, respectively. Advertising costs are expensed to selling, general and administrative expenses (“SG&A”) in the Company’s Consolidated Statements of Operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Properties—The estimated useful lives of the Company’s property, plant and equipment in service currently ranges as follows: 2 to 44 years for buildings and 1 to 30 years for all other equipment.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $26 million at December 31, 2016 and $34 million at December 31, 2015.
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
Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which the Company operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes on these temporary differences in accordance with ASC Topic 740, “Income Taxes.” Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The consolidated tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.
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
New Accounting Standards—In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” The standard clarifies that ASC 610-20 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers. As a result of the new guidance, the guidance specific to real

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estate sales in ASC 360-20 will be eliminated. Instead, sales and partial sales of real estate will be subject to the same recognition model as all other nonfinancial assets. The standard is effective for fiscal years beginning after December 31, 2017, and the interim periods within those fiscal periods. Early adoption is permitted. The amendments in ASU 2017-05 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2017-05 at the date of initial application. The Company is currently evaluating the impact of adopting ASU 2017-05 on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The standard simplifies the subsequent measure of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, the standard requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Companies should recognize an impairment charge for the amount the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the total goodwill allocated to that reporting unit. The amendments in this ASU should be applied on a prospective basis. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. Upon transition, companies are required to disclose the nature of and reason for the change in accounting principle. The Company expects to early adopt the standard in the first quarter of 2017. The adoption on this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” The standard addresses the diversity in classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. In addition, transfers between cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents are not reported as cash flow activities. The standard also requires additional disclosures related to a reconciliation of the balance sheet line items related to cash, cash equivalents, restricted cash and restricted cash equivalents to the statement of cash flows, which can be presented either on the face of the statement of cash flows or separately in the notes to the financial statements. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption on this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” The standard addresses several specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash activities are presented and classified in the statement of cash flows. The cash flow issues addressed include debt prepayment or extinguishment costs, settlement of debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, distributions received from equity method investees and cash receipts and payments that may have aspects of more than one class of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, which will eliminate additional paid-in capital pools. Companies are to apply this amendment prospectively. The guidance also requires companies to present excess tax benefits as an operating activity on the statement of cash flows, which can be applied retrospectively or prospectively. The guidance in ASU 2016-09 will allow an employer to repurchase more of an employees’ shares than it can today for tax withholding purposes without triggering liability accounting. Additionally, the guidance requires companies to make a policy election to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change. The election must be adopted using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-09 in the first quarter of 2017. The Company will make a policy election to account for forfeitures of share-based payments as they occur and will implement this provision using a modified retrospective transition method. The cumulative-effect adjustment to retained earnings in the first quarter of 2017 as a result of this election is expected to be immaterial. The Company expects to adopt other provisions of ASU 2016-09 on a prospective basis, and the adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.
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
In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.” ASU 2015-10 changes the FASB definition of “readily determinable fair value” to include “the fair value of an equity security that is an investment in a mutual fund or in a structure similar to a mutual fund (that is, a limited partnership or a venture capital entity) is readily determinable if the fair value per share (unit) is determined and published and is the basis for current transactions." The amendments in ASU 2015-10 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with the exception of certain amendments for which transition guidance has not been provided. The Company adopted ASU 2015-10 effective the first day of the 2016 fiscal year. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820).” The amendments in ASU 2015-07 provide guidance for investments for which their fair value is measured at net asset value (or its equivalent) and removes the requirement to categorize these investments within the fair value hierarchy. The amendments in ASU 2015-07 are effective for fiscal years beginning after December 15, 2015. Application of these amendments require retrospective application for all periods presented. The Company adopted ASU 2015-07 effective the first day of the 2016 fiscal year. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The amendments in ASU 2014-15 require the management of all entities, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 effective the first day of the 2016 fiscal year. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year for annual periods beginning after December 15, 2017, while allowing early adoption as of the original public entity date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify or to correct unintended application of the Topic 606, including disclosure requirements related to performance obligations. The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 at the date of initial application. The Company is currently evaluating adoption methods and the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on its consolidated financial statements. The Company is finalizing the initial assessment phase of the new standard and expects to adopt the standard under the modified retrospective approach. Additionally, the Company has determined that under the new standard certain barter revenue and the related expense will no longer be recognized. The Company is continuing to evaluate the impact of adopting this standard.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: DISCONTINUED OPERATIONS
Sale of Digital and Data Businesses—On December 19, 2016, the Company entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”) for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The Company retained its ownership of Covers, which was previously included in the Digital and Data reportable segment, and reclassified Covers’ previously reported amounts into the Television and Entertainment reportable segment to conform to the current segment presentation; the impact of this reclassification was immaterial. The Gracenote Sale transaction was completed on January 31, 2017. The Company received gross proceeds of $581 million and expects to recognize a pretax gain as a result of the sale in the first quarter of 2017. On February 1, 2017, the Company used $400 million of proceeds from the Gracenote Sale to pay down a portion of its Term Loan Facility (as defined and described in Note 9).
As of December 31, 2016 and December 31, 2015, the assets and liabilities of the businesses included in the Gracenote Sale are classified as held for sale in the Company’s Consolidated Balance Sheets, and the operating results are presented as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
The Company entered into a transition services agreement (the “Nielsen TSA”) and certain other agreements with Nielsen that govern the relationships between Nielsen and the Company following the Gracenote Sale. Pursuant to the Nielsen TSA, the Company provides Nielsen with certain specified services on a transitional basis for a period of up to six months following the Gracenote Sale, including support in areas such as human resources, treasury, technology, legal and finance. In addition, the Nielsen TSA outlines the services that Nielsen provides to the Company on a transitional basis for a period of up to six months following the Gracenote Sale, including in areas such as human resources, technology, and finance and other areas where the Company may need assistance and information following the Gracenote Sale. The transition services agreements may be extended, in certain circumstances and for certain services, upon mutual agreement between the Company and Nielsen. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Based on the Company’s assessment of the specific factors identified in ASC Topic 205, “Presentation of Financial Statements,” the Company concluded that it will not have significant continuing involvement in the Gracenote Companies.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
Operating revenues	$225,903	$209,964	$168,734
Direct operating expenses	75,457	59,789	56,566
Selling, general and administrative	110,713	104,968	86,833
Depreciation	13,584	9,735	7,744
Amortization	29,999	28,826	21,233
Operating (loss) profit	(3,850)	6,646	(3,642)
Interest income	96	109	104
Interest expense (1)	(15,317)	(15,843)	(16,237)
Gain on investment transaction	—	—	700
Other non-operating gain, net	—	912	—
Loss before income taxes	(19,071)	(8,176)	(19,075)
Income tax expense (benefit) (2)	53,723	(3,595)	(5,567)
Loss from discontinued operations, net of taxes	$(72,794)	$(4,581)	$(13,508)

(1)
The Company used $400 million of proceeds from the Gracenote Sale to pay down a portion of its outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 9). Interest expense associated with the Company’s outstanding Term Loan Facility was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding indebtedness under the Term Loan Facility in effect in each respective period.

(2) In the fourth quarter of 2016, as a result of meeting all criteria under ASC Topic 205 to classify Gracenote Companies as discontinued operations, the Company recorded tax expense of $62 million to increase the Company’s deferred tax liability for the outside basis difference related to the Gracenote Companies included in the Gracenote Sale. This charge was required to be recorded in the period the Company signed a definitive agreement to divest the business. Exclusive of this $62 million charge, the effective tax rates on pretax income from discontinued operations was 45.0%, 44.0%, and 29.2% for the years ended December 31, 2016, December 31, 2015, and December 28, 2014, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and the impact of certain nondeductible transaction costs and other adjustments.
The results of discontinued operations also include transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $3 million for each of years ended December 31, 2016 and December 31, 2015 and $6 million for year ended December 28, 2014. The Company expects to incur additional transaction costs in the first quarter of 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the assets and liabilities classified as held for sale in connection with the Gracenote Sale (in thousands):

	December 31, 2016	December 31, 2015
Carrying Amounts of Major Classes of Current Assets Included as Part of Discontinued Operations
Cash and cash equivalents	$12,751	$14,824
Accounts receivable, net	38,727	49,751
Prepaid expenses and other	11,127	8,123
Total current assets held for sale	62,605	72,698

Carrying Amounts of Major Classes of Non-Current Assets Included as Part of Discontinued Operations
Property, plant and equipment, net	49,348	42,287
Goodwill	333,258	333,588
Other intangible assets, net	219,287	250,197
Other long-term assets	6,260	6,370
Total non-current assets held for sale (1)	608,153	632,442
Total Assets Classified as Held For Sale in the Consolidated Balance Sheets	$670,758	$705,140

Carrying Amounts of Major Classes of Current Liabilities Included as Part of Discontinued Operations
Accounts payable	$6,237	$6,522
Employee compensation and benefits	17,011	14,973
Deferred revenue	27,113	29,972
Accrued expenses and other current liabilities	3,923	8,495
Total current liabilities held for sale	54,284	59,962

Carrying Amounts of Major Classes of Non-Current Liabilities Included as Part of Discontinued Operations
Deferred income taxes	89,029	93,326
Postretirement, medical, life and other benefits	2,786	2,842
Other obligations	3,499	3,455
Total non-current liabilities held for sale	95,314	99,623
Total Liabilities Classified as Held For Sale in the Consolidated Balance Sheets	$149,598	$159,585

Net Assets Classified as Held for Sale	$521,160	$545,555

(1)	Excludes $17 million and $206 million as of December 31, 2016 and December 31, 2015, respectively related to real estate assets held for sale. See Note 6 for further details.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company’s potential future liability under such provisions is uncertain. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no material contingent liabilities relating to the Gracenote Sale as of December 31, 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s Consolidated Statements of Cash Flows (in thousands):

	2016	2015	2014
Significant operating non-cash items:
Stock-based compensation	$4,196	$2,239	$1,641
Depreciation	13,584	9,735	7,744
Amortization	29,999	28,826	21,233

Significant investing items(1):
Acquisitions, net of cash acquired	—	(58,996)	(246,051)
Capital expenditures	23,548	23,626	13,102

Significant financing items(1):
Settlements of contingent consideration, net	(3,636)	1,174	—

(1)	Non-cash investing and financing activities of Digital and Data businesses included in the Gracenote Sale were immaterial.
Spin-Off of Publishing Businesses—On August 4, 2014, the Company completed the spin-off of its principal publishing operations into an independent company, tronc, Inc. (“tronc”) (formerly Tribune Publishing Company), by distributing 98.5% of the outstanding shares of tronc common stock to holders of the Company’s Common Stock and Warrants (the “Publishing Spin-off”). In the distribution, each holder of the Company’s Class A Common Stock, Class B Common Stock and Warrants received 0.25 of a share of tronc common stock for each share of Common Stock or Warrant (as defined and described in Note 3) held as of the record date of July 28, 2014. Based on the number of shares of Common Stock and Warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of tronc common stock were distributed to the Company stockholders and holders of Warrants and the Company retained 381,354 shares of tronc common stock, representing 1.5% of outstanding common stock of tronc. Subsequent to the distribution, tronc became a separate publicly-traded company with its own board of directors and senior management team. Shares of tronc common stock are listed on the Nasdaq Global Select Market under the symbol “TRNC.” For further information regarding the Publishing Spin-off, see the registration statement on Form 10, as amended, filed by tronc with the SEC on July 21, 2014 and declared effective by the SEC on July 21, 2014.
The historical results of operations for the businesses included in the Publishing Spin-off are presented in discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the year ended December 28, 2014.
The Company received a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”) which provides that the distribution and certain related transactions qualified as tax-free to the Company, tronc and the Company’s stockholders and warrantholders for U.S. federal income tax purposes. Although a PLR from the IRS generally is binding on the IRS, the PLR does not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties relied on the opinion of the Company’s special tax counsel that such additional requirements have been satisfied.
In connection with the Publishing Spin-off, the Company received a $275 million cash dividend from tronc utilizing borrowings of $350 million under a senior secured credit facility entered into by tronc prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 9). All of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding borrowings under the tronc senior term loan facility were distributed to tronc in connection with the Publishing Spin-off.
The Company entered into a separation and distribution agreement, a tax matters agreement, a transition services agreement (the “TSA”), an employee matters agreement and certain other agreements with tronc that govern the relationships between tronc and the Company following the Publishing Spin-off.
Separation and Distribution Agreement
The separation and distribution agreement with tronc sets forth the key provisions relating to the separation of tronc and its related businesses from those of the Company and the distribution of 98.5% of the shares of tronc common stock to holders of Common Stock and Warrants. The separation and distribution agreement identifies the entities and assets to be transferred to, and the liabilities and contracts to be assumed by, tronc or the Company, as applicable, in the separation, and describes when and how these transfers and assumptions will occur.
The separation and distribution agreement also provides that, subject to certain exceptions, tronc and the Company will indemnify each other and certain related parties, from and against any and all damages, losses, liabilities, and expenses relating to, arising out of, or resulting from, among other things: (i) their respective businesses, their assets and liabilities and their subsidiaries’ assets and liabilities (in the case of tronc, after giving effect to the separation and distribution); (ii) their failure or the failure of certain related persons to discharge any of their, or their subsidiaries’, respective liabilities (in the case of tronc, after giving effect to the separation and distribution or any obligation arising out of the publishing business or its assets); and (iii) a breach by the other party of the separation and distribution agreement or the various ancillary agreements.
Tax Matters Agreement
The Company entered into a tax matters agreement with tronc that governs the respective rights, responsibilities and obligations of the Company and tronc following the distribution with respect to taxes, including the Company’s and tronc’s obligations to file tax returns and remit taxes, control over tax contests and the Company’s and tronc’s obligations to cooperate after the distribution in tax return preparation and record-keeping matters.
The tax matters agreement generally provides that the Company will be responsible for all taxes (other than taxes on the distribution and related transactions) for periods before the distribution that are reportable on any tax return that includes the Company or one of its non-tronc subsidiaries, and tronc or one of its subsidiaries will be responsible for all such taxes reportable on any tax return that includes tronc or its subsidiaries but does not include any non-tronc subsidiaries. The Company retains responsibility for all taxes relating to the formation of and the time during which the Company owned an interest in Newsday Holdings LLC.
The tax matters agreement also provides for certain restrictions on tronc’s ability to pursue strategic or other transactions, or to take certain actions, in order to preserve the tax-free status of the distribution. The tax matters agreement further provides that tronc and certain tronc subsidiaries will indemnify the Company for (i) taxes on the distribution and related transactions resulting from (A) any of their actions (or failures to take certain actions) that disqualify the distribution and related transactions as tax-free or (B) any issuance of stock by tronc or any of its affiliates or change in ownership of any such entities (other than changes in ownership solely caused by the Company) that would cause Section 355(d), Section 355(e) or Section 355(f) of the IRC to apply to the distribution, (ii) taxes on the distribution and related transactions resulting from the disqualification of the distribution due to breaches by tronc of representations and covenants contained in the tax matters agreement and (iii) taxes of tronc attributable to the tronc business for which the Company is not otherwise responsible and that are not related to the distribution or any related transaction. The Company will indemnify tronc for (i) taxes of the Company and (ii) taxes of tronc resulting from the distribution and related transactions unless, in each case, tronc or certain tronc subsidiaries are otherwise responsible for such taxes as described above. However, if the distribution is taxable as a result of certain actions by both parties, the liability for such taxes is shared equally between the Company and tronc.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Matters Agreement
The Company and tronc entered into an employee matters agreement that addresses the treatment of employees and former employees of each of the Company and tronc with respect to their participation in employee benefit plans that existed prior to the distribution or that tronc established in connection with or following the distribution, as well as certain other human resources matters relating to employee programs and labor contracts. In general, except for certain pension matters, tronc retained all liabilities with respect to the employment of all their employees and former employees (other than employees of discontinued businesses) and the Company retained all liabilities pertaining to other current or former employees, including liabilities arising with respect to benefit plans prior to the distribution. Notwithstanding the foregoing, the Company retained all liabilities relating to Company-sponsored defined benefit pension plans but did not retain any liabilities relating to tronc’s employees’ participation in multiemployer pension plans. The employee matters agreement also addresses the treatment of equity compensation for employees of both companies in connection with the distribution. See Note 16 for further information on the impact of the Publishing Spin-off on the Company’s equity incentive plan.
The results of discontinued operations for the year ended December 28, 2014 includes the historical results of tronc prior to the Publishing Spin-off on August 4, 2014. Summarized results of the Company’s discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

2014 (1)
Operating revenues	$970,501
Operating profit	38,712
Loss on equity investments, net	(626)
Interest expense (2)	(6,837)
Gain on investment transactions	1,484
Reorganization items, net	(9)
Income before income taxes	32,724
Income tax expense (3)	19,172
Income from discontinued operations, net of taxes	$13,552

(1)	Results of operations for the tronc businesses are reflected through August 4, 2014, the date of the Publishing Spin-off.

(2)
In connection with the Publishing Spin-off, the Company received a $275 million cash dividend from tronc utilizing borrowings of $350 million under a senior secured credit facility entered into by tronc prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 9). Interest expense associated with the Company’s outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from tronc to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $7 million for the year ended December 28, 2014.

(3)
The effective tax rate on pretax income from discontinued operations was 58.6% for the year ended December 28, 2014. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs.

The results of discontinued operations for the year ended December 28, 2014 also includes $23 million of transaction costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off.
In conjunction with the Company’s emergence from bankruptcy, the Company consummated an internal restructuring pursuant to the terms of the Plan (as defined and described in Note 3). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by tronc were transferred to these newly established real estate holding companies. In 2013, tronc entered into lease agreements with the real estate holding companies to lease back certain

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in the Company’s consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, the Company has reclassified the historical intercompany rental revenues related to these leases for 2014 totaling $24 million into other revenues as an increase to income (loss) from continuing operations in the Company’s Consolidated Statements of Operations due to the continuing lease arrangements between the Company and tronc following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by tronc in 2014 under these leases have been reclassified as a reduction of (loss) income from discontinued operations, net of taxes in the Company’s Consolidated Statements of Operations. Subsequent to the Publishing Spin-off, all rental revenues earned by the Company under these leases with tronc are reflected as other revenues in the Company’s Consolidated Statements of Operations. As of the date of the Publishing Spin-off, the Company allocated approximately $2 million of accumulated other comprehensive loss to tronc, relating primarily to post-retirement medical and life insurance benefits. The Company has no material contingent liabilities relating to the discontinued operations subsequent to the date of the Publishing Spin-off.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the Debtors’ emergence from Chapter 11, on the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) the unpaid principal and interest remaining on the promissory note of the ESOP in favor of the Company was forgiven, (iii) all of the Company’s $0.01 par value common stock held by the ESOP was canceled, including the 8,294,000 of the shares held by the ESOP that were committed for release or allocated to employees at December 30, 2012 (as further described below) and (iv) new shares of the Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, Reorganized Tribune Company converted from a subchapter S corporation to a C corporation under the IRC. On the Effective Date, the $37 million reported as common shares held by ESOP, net of unearned compensation, was eliminated, the Predecessor Warrants (as defined and described below) were cancelled and the $225 million subordinated promissory note due December 20, 2018 (including accrued and unpaid interest) was terminated and extinguished.
Terms of the Plan—The following is a summary of the material settlements and other agreements entered into, distributions made and transactions consummated by the Company on or about the Effective Date pursuant to, and in accordance with, the terms of the Plan. The following summary only highlights certain of the substantive

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Distributions to Creditors: On the Effective Date (or as soon as practicable thereafter), (i) holders of allowed senior loan claims received approximately $2.9 billion in cash, approximately 98.2 million shares of Common Stock and Warrants (as defined and described below), plus interests in the Litigation Trust (as defined and described below), (ii) holders of allowed claims related to a $1.6 billion twelve-month bridge facility entered into on December 20, 2007 (the “Bridge Facility”) received a pro rata share of $65 million in cash (equal to approximately 3.98% of their allowed claim) plus interests in the Litigation Trust (as defined and described below), (iii) holders of allowed senior noteholder claims (including the fee claims of indenture trustees for the senior notes) received a pro rata share of either $431 million of cash or a “strip” of consideration consisting of 6.27% of the proceeds from a term loan facility, common stock or warrants in the Company and cash (collectively, a “Strip”) (on average, equal to approximately 33.3% of their allowed claim) plus interests in the Litigation Trust (as defined and described below), (iv) holders of allowed other parent claims received either (a) cash or a Strip in an amount equal to approximately 35.18% of their allowed claim plus a pro rata share of additional cash or a Strip, as applicable, of approximately $2 million or (b) cash or a Strip in an amount equal to approximately 32.73% of their allowed claim plus a pro rata share of additional cash or a Strip, as applicable, of approximately $2 million plus interests in the Litigation Trust (as defined and described below), (v) holders of allowed general unsecured claims against the Debtors other than Tribune Company and convenience claims against the Company received cash in an amount equal to 100% of their allowed claim, and (vi) holders of unclassified claims, priority non-tax claims and certain other secured claims received cash in an amount equal to 100% of their allowed claim. In the aggregate, the Company distributed approximately $3.516 billion of cash, approximately 100 million shares of Common Stock and Warrants (as defined and described below) with a fair value determined pursuant to the Plan of approximately $4.536 billion and interests in the Litigation Trust (as defined and described below). In addition, the Company transferred $187 million of cash to certain restricted accounts for the limited purpose of funding certain future claim payments and professional fees.

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Issuance of new equity securities: As of the Effective Date, the Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and 4,455,767 shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock,” and together with Class A Common Stock, “Common Stock”). Any holder (with the exception of AG, JPMorgan and Oaktree, each of which previously submitted ownership information to the FCC) who possessed greater than 4.99% of the Class A Common Stock after allocation of the Warrants and holders making voluntary elections, were instead allocated Class B Common Stock until such holder’s Class A Common Stock represented no more than 4.99% of the Company’s Class A Common Stock in order to comply with the FCC ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of the Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitation noted above, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. In addition, on the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”), pursuant to which the Company issued 16,789,972 warrants to purchase Common Stock (the “Warrants”). The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions.

Furthermore, pursuant to the Company’s certificate of incorporation and the Warrant Agreement, in the event the Company determines that the ownership or proposed ownership of Common Stock or Warrants, as applicable, would be inconsistent with or violate any federal communications laws, materially limit or impair any business activities or proposed business activities of the Company under any federal communications laws, or subject the Company to any regulation under any federal communications laws to which the Company would not be subject, but for such ownership or proposed ownership, the Company may, among other things: (i) require a holder of Common Stock or Warrants to promptly furnish information reasonably requested by the Company, including information with respect to citizenship, ownership structure, and other ownership interests and affiliations; (ii) refuse to permit a proposed transfer or conversion of Common Stock, or condition transfer or conversion on the prior consent of the FCC; (iii) refuse to permit a proposed exercise of Warrants, or condition exercise on the prior consent of the FCC; (iv) suspend the rights of ownership of the holders of Common Stock or Warrants; (v) require the conversion of any or all shares of Common Stock held by a stockholder into shares of any other class of capital stock of the Company with equivalent economic value, including the conversion of shares of Class A Common Stock into shares of Class B Common Stock or the conversion of shares of Class B Common Stock into shares of Class A Common Stock; (vi) require the exchange of any or all shares of Common Stock held by any stockholder of the Company for Warrants to acquire the same number and class of shares of capital stock in the Company; (vii) to the extent the foregoing are not reasonably feasible, redeem any or all such shares of Common Stock; or (viii) exercise other appropriate remedies, at law or in equity, in any court of competent jurisdiction to prevent or cure any such situation. As permitted under the Plan, the Reorganized Debtors have adopted an equity incentive plan for the purpose of granting awards to directors, officers and employees of the Company and its subsidiaries.

•
Registration Rights Agreement: On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to AG (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. See Note 15 for further information.

•
Exit credit facilities: On the Effective Date, the Company entered into a $1.100 billion secured term loan facility with a syndicate of lenders led by JPMorgan (the “Term Loan Exit Facility”), the proceeds of which were used to fund certain required distributions to creditors under the Plan. In addition, on the Effective

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Date, the Company, along with certain of its reorganized operating subsidiaries as additional borrowers, entered into a secured asset-based revolving credit facility of up to $300 million, subject to borrowing base availability, with a syndicate of lenders led by Bank of America, N.A. (the “ABL Exit Facility” and together with the Term Loan Exit Facility, the “Exit Financing Facilities”) to fund ongoing operations. The Exit Financing Facilities were terminated and repaid in full on December 27, 2013.

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

•
The Litigation Trust: On the Effective Date, except for those claims released as part of the settlements described above, all other causes of action related to the Leveraged ESOP Transactions held by the Debtors’ estates and preserved pursuant to the terms of the Plan (the “Litigation Trust Preserved Causes of Action”) were transferred to a litigation trust formed, pursuant to the Plan, to pursue the Litigation Trust Preserved Causes of Action for the benefit of certain creditors that received interests in the litigation trust as part of their distributions under the Plan (the “Litigation Trust”). The Litigation Trust is managed by an independent third party trustee (the “Litigation Trustee”) and advisory board and, pursuant to the terms of the agreements forming the Litigation Trust, the Company is not able to exert any control or influence over the administration of the Litigation Trust, the pursuit of the Litigation Trust Preserved Causes of Action or any other activities of the Litigation Trust. In connection with the formation of the Litigation Trust, and pursuant to the terms of the Plan, the Company entered into a credit agreement (the “Litigation Trust Loan Agreement”) with the Litigation Trust whereby the Company made a non-interest bearing loan of $20 million in cash to the Litigation Trust on the Effective Date. Subject to the Litigation Trust’s right to maintain an expense fund of up to $25 million, under the terms of the Litigation Trust Loan Agreement, the Litigation Trust is required to repay to the Company the principal balance of the loan with the proceeds received by the Litigation Trust from the pursuit of the Litigation Trust Preserved Causes of Action only after the first $90 million in proceeds, if any, are disbursed to certain holders of interests in the Litigation Trust. Concurrent with the disbursement of the $20 million loan to the Litigation Trust on the Effective Date, the Predecessor recorded a valuation allowance of $20 million against the principal balance of the loan given the uncertainty as to the timing and amount of principal repayments to be received in the future. In addition, pursuant to certain agreements entered into between the Company and the Litigation Trust, on the Effective Date in accordance with the Plan, the Company is required to reasonably cooperate with the Litigation Trustee in connection with the Litigation Trustee’s pursuit of the Litigation Trust Preserved Causes of Action by providing reasonable access to records and information relating to the Litigation Trust Preserved Causes of Action, provided, however, that the Litigation Trust is required to reimburse the Company for reasonable and documented out-of-pocket expenses, subject to limited exceptions, in performing its obligations under such agreements up to a cap of $625,000. The Company has the right to petition the Bankruptcy Court to increase the cap upon a showing that the Company’s costs significantly exceed $625,000. On January 4, 2013, the Company filed a notice with the Bankruptcy Court stating that, in the opinion of the independent valuation expert retained by the Company, the fair market value of the Litigation Trust Preserved Causes of Action as of the Effective Date was $358 million.

•	Other Plan provisions: The Plan and Confirmation Order also contain various discharges, injunctive provisions and releases that became operative on the Effective Date.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Since the Effective Date, the Company has substantially consummated the various transactions contemplated under the Plan. In particular, the Company has made all distributions of cash, Common Stock and Warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance.
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. As described above, on the Effective Date, the Company held restricted cash of $187 million which is estimated to be sufficient to satisfy such obligations. At December 31, 2016, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
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
The Appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan (see above for a description of the terms and conditions of the confirmed Plan). WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, the Company filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a Creditor Trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16, 2014, Aurelius, Law Debenture and Deutsche Bank timely appealed the Delaware District Court’s order to the U.S. Court of Appeals for the Third Circuit. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals to the District Court for further proceedings on the merits. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition was denied on March 31, 2016. If the remaining Appellants succeed on their appeal, the Company’s financial condition may be adversely affected.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
In the Merger, the Zell Entity received cash for the shares of the Predecessor’s common stock it had acquired pursuant to the Zell Entity Purchase Agreement and the Predecessor repaid the exchangeable promissory note held by the Zell Entity including approximately $6 million of accrued interest. In addition, the Predecessor paid to the Zell Entity a total of $5 million in legal fee reimbursements, of which $3 million was previously paid following the Share Repurchase described above. Following the consummation of the Merger, the Zell Entity purchased, for an aggregate of $315 million, a $255 million subordinated promissory note at stated interest rate of 4.64% and a 15-year warrant (the “Predecessor Warrants”). For accounting purposes, the subordinated promissory note and 15-year warrant were recorded at fair value of $255 million based on the relative fair value method. The warrant entitled the Zell Entity to purchase 43,478,261 shares of the Predecessor’s common stock (subject to adjustment), which then represented approximately 40% of the economic equity interest in the Predecessor following the Merger (on a fully-diluted basis, including after giving effect to share equivalents granted under a new management equity

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incentive plan which is described in Note 16). The warrant had an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment). Thereafter and prior to the Petition Date, the Zell Entity assigned minority interests in the initial subordinated promissory note and the warrant, totaling approximately $65 million of the aggregate principal amount of the subordinated promissory note and warrants to purchase 12,611,610 shares, to certain permitted assignees, including entities controlled by certain members of the Predecessor’s board of directors and certain senior employees of Equity Group Investments, LLC, an affiliate of the Zell Entity. The subordinated promissory notes, which included $10 million of payable-in-kind interest recorded in 2008, were included in liabilities subject to compromise in the Predecessor’s Consolidated Balance Sheet at December 30, 2012. On the Effective Date, in accordance with the terms of the Plan, the warrants were cancelled and the $225 million subordinated promissory notes (including accrued and unpaid interest) were terminated and extinguished.
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
On November 1, 2010, with authorization from the Bankruptcy Court, the Creditors’ Committee initiated two adversary proceedings: Official Comm. Of Unsecured Creditors v. JPMorgan Chase Bank, N.A. (In re Tribune Co.), Case No. 10-53963, (the “JPMorgan Complaint”) and Official Comm. Of Unsecured Creditors v. FitzSimons (In re Tribune Co.), Case No. 10-54010 (as subsequently modified, the “FitzSimons Complaint”), which assert claims and causes of action related to the Leveraged ESOP Transactions including, among other things, breach of duty, disgorgement, professional malpractice, constructive and intentional fraudulent transfer, and preferential transfer actions against certain of Tribune Company’s senior lenders and various non-lender parties, including current and former directors and officers of Tribune Company and its subsidiaries, certain advisors, certain former shareholders of Tribune Company and Samuel Zell and related entities. The Bankruptcy Court imposed a stay of proceedings with respect to the JPMorgan Complaint and the FitzSimons Complaint. With limited exceptions, the claims and causes of action set forth in the JPMorgan Complaint against JPMorgan and other senior lenders named as defendants therein were settled pursuant to the Plan. For administrative ease in effectuating the settlement embodied in the Plan, on April 2, 2012, the Creditors’ Committee initiated an additional adversary proceeding relating to the Leveraged ESOP Transactions against certain advisors to the Company, captioned Official Comm. Of Unsecured Creditors v. Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. (In re Tribune Co.), Case No. 12-50446 (the “Committee Advisor Complaint”). The Committee Advisor Complaint re-states certain counts of the JPMorgan Complaint and seeks to avoid and recover the advisor fees paid to the defendants in connection with the Leveraged ESOP Transactions as alleged fraudulent and preferential transfers, seeks compensatory damages against the defendants for allegedly aiding and abetting breaches of fiduciary duty by the Company’s directors and officers, and seeks damages for professional malpractice against the defendants. The claims and causes of action set forth in the FitzSimons Complaint and the Committee Advisor Complaint were preserved under the Plan and transferred to the Litigation Trust established pursuant to the Plan. Pursuant to certain agreements between the Company and the Litigation Trust, the Company is required to reasonably cooperate with the Litigation Trustee in connection with the Litigation Trustee’s pursuit of these and other Litigation Trust Preserved Causes of Action by providing reasonable access to records and information relating thereto.
On or about June 2, 2011, Deutsche Bank, Law Debenture and WTC, as indenture trustees for Tribune Company’s senior noteholders and PHONES, and, separately, certain retirees, filed approximately 50 complaints in over 20 different federal and state courts, seeking to recover amounts paid to all former shareholders of Tribune Company whose stock was purchased or cash settled in conjunction with the Leveraged ESOP Transactions under state law constructive fraudulent transfer causes of action (collectively and as subsequently amended, the “SLCFC Actions”). Those complaints named over 2,000 individuals and entities as defendants, included thousands of “doe” defendants, and also asserted defendant class actions against the balance of the approximately 38,000 individuals or

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entities who held stock that was purchased or redeemed via the Leveraged ESOP Transactions. The named defendants also included a Debtor subsidiary of the Company, certain then-current employees of the Company and certain of the Company’s benefit plans. The SLCFC Actions were independent of the Litigation Trust Preserved Causes of Action and were brought for the sole benefit of the senior noteholders and PHONES and/or certain retirees and not for the benefit of all of the Company’s creditors.
On August 16, 2011, the plaintiffs in the SLCFC Actions filed a motion to have all the SLCFC Actions removed to federal court during the pre-trial stages through multi-district litigation (“MDL”) proceedings before a single judge. All but one of these actions were transferred on December 19, 2011 (or by additional orders filed in early January 2012) to the United States District Court for the Southern District of New York (the “NY District Court”) under the consolidated docket numbers 1:11-md-02296 and 1:12-mc-02296 for pre-trial proceedings. The NY District Court entered a case management order on February 23, 2012 allowing all pending motions to amend the complaints in the SLCFC Actions and directing the defendants to form an executive committee representing defendants with aligned common interests. The NY District Court imposed a stay of proceedings with respect to the SLCFC Actions for all other purposes. The one SLCFC Action that was not transferred to the NY District Court is pending before a state court. However, no current or former employees, directors, officers or subsidiaries of the Company are named defendants in that action.
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
The NY District Court presiding over the MDL proceedings held a case management conference on July 10, 2012 for the purpose of establishing the organizational structure of the cases, a schedule for motions to dismiss and discovery and other issues related to the administration of such proceedings, but otherwise stayed all other activity. On September 7, 2012, the NY District Court issued a case management order (“Master Case Order No. 3”) designating liaison counsel for the plaintiffs and various defendant groups and approved the formation of the executive committee for plaintiffs’ counsel and defendants’ counsel. In accordance with Master Case Order No. 3, counsel for the defendants filed motions to dismiss the SLCFC Actions based on certain statutory and jurisdictional defenses (the “Phase One Motions to Dismiss”). The plaintiffs filed their responses to the Phase One Motions to Dismiss on December 21, 2012. The NY District Court heard oral arguments on the Phase One Motions to Dismiss on May 23, 2013 and on May 29, 2013 issued an order denying certain of those motions in their entirety and reserving a decision on certain defenses raised by the defendants. On September 23, 2013, the NY District Court entered an order dismissing the SLCFC Actions (except for the one action, pending in California state court, which had not been transferred to the MDL) and the related action filed by the Zell Entity that was consolidated with the SLCFC Actions. The plaintiffs in the SLCFC Actions filed a notice of appeal of that order on September 30, 2013. The defendants’ liaison counsel filed a joint notice of cross-appeal of that order on behalf of all represented defendants on October 28, 2013. No appeal of the order was lodged by the Zell Entity. On March 24, 2016, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) issued a decision upholding the NY District Court’s dismissal of the SLCFC Actions on the alternative grounds set forth in the cross-appeal of the defendants’ liaison

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

counsel on behalf of the defendants. The Second Circuit issued a corrected opinion upholding the dismissal of the SLCFC Actions on March 29, 2016. On September 9, 2016, the plaintiffs in the SLCFC Actions filed a petition for writ of certiorari to the U.S. Supreme Court, seeking review of the Second Circuit’s decision.
On June 4, 2013, the Litigation Trustee sought leave from the NY District Court to amend the FitzSimons Complaint and the Committee Advisor Complaint. The NY District Court granted that request on July 22, 2013, and the FitzSimons Complaint was amended on August 2, 2013 and the Committee Advisor Complaint was amended on August 13, 2013. On November 20, 2013, the NY District Court issued a case management order (“Master Case Order No. 4”), which authorized the Litigation Trustee to continue the FitzSimons Complaint in accordance with a court-ordered protocol. Thereafter, pursuant to Master Case Order No. 4, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain former shareholder defendants who received less than $50,000 on account of their Tribune Company common stock in connection with the Leveraged ESOP Transactions. On February 28, 2014, the NY District Court entered an order establishing a second protocol pursuant to Master Case Order No. 4 (the “Joint Dismissal Protocol”) providing for the potential voluntary dismissal of certain defendants from the FitzSimons Complaint if the amounts such defendants received on account of their Tribune Company common stock in connection with the Leveraged ESOP Transactions were below certain thresholds. Pursuant to the Joint Dismissal Protocol, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain additional former shareholder defendants. On April 24, 2014, the NY District Court entered an order establishing a third protocol pursuant to Master Case Order No. 4 (the “Conduit Protocol”) providing for the potential voluntary dismissal of certain defendants from the FitzSimons Complaint if such defendants were “mere conduits” and not transferees of transfers to holders of Tribune Company common stock in connection with the Leveraged ESOP Transactions. Pursuant to the Conduit Protocol, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain defendants and eliminated certain transfer amounts listed in the FitzSimons Complaint for which the corresponding defendants were mere conduits. Also on April 24, 2014, the NY District Court entered an order establishing a schedule and procedures for defendants and the Litigation Trustee to brief additional motions to dismiss the FitzSimons Complaint and the Committee Advisor Complaint (the “Phase Two Motions to Dismiss”). Twelve Phase Two Motions to Dismiss were subsequently filed with the NY District Court. On January 6, 2017, the NY District Court granted one of the pending Phase Two Motions to Dismiss, which resulted in the dismissal of Count I of the FitzSimons Complaint against all former shareholder defendants.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective Schedules of Assets and Liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. The filed proofs of claim asserted liabilities in excess of the amounts reflected in liabilities subject to compromise in the Predecessor’s Consolidated Balance Sheet at December 30, 2012 plus certain additional unliquidated and/or contingent amounts. During the Debtors’ Chapter 11 proceedings, the Debtors investigated the differences between the claim amounts recorded by the Debtors and claims filed by creditors. As of March 1, 2017, approximately 3,295 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,755 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan.
As of March 1, 2017, approximately 403 proofs of claim remain subject to further evaluation and adjustments. Adjustments may result from, among other things, negotiations with creditors, further orders of the Bankruptcy Court and, in certain instances, litigation. The ultimate amounts to be paid in settlement of each of these claims will continue to be subject to uncertainty for a period of time after the Effective Date. Although the allowed amount of these unresolved claims has not been determined, the Predecessor’s liabilities subject to compromise associated with these unresolved claims, if any, have been discharged upon emergence from Chapter 11 in exchange for the treatment outlined in the Plan.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reorganization Items, Net—As provided by the Bankruptcy Code, the Office of the United States Trustee for Region 3 (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”) on December 18, 2008. Prior to the Effective Date, the Creditors’ Committee was entitled to be heard on most matters that came before the Bankruptcy Court with respect to the Debtors’ Chapter 11 cases. Among other things, the Creditors’ Committee consulted with the Debtors regarding the administration of the Debtors’ Chapter 11 cases, investigated matters relevant to the Chapter 11 cases, including the formulation of the Plan, advised unsecured creditors regarding the Chapter 11 cases, and generally performed any other services as were in the interests of the Debtors’ unsecured creditors. The Debtors were required to bear certain of the Creditors’ Committee’s costs and expenses, including those of their counsel and other professional advisors. Such costs are included in the Company’s professional advisory fees. The appointment of the Creditors’ Committee terminated on the Effective Date, except with respect to the preparation and prosecution of the Creditors’ Committee’s requests for the payment of professional advisory fees and reimbursement of expenses, the evaluation of fee and expense requests of other parties, and the transfer of certain documents, information and privileges from the Creditors’ Committee to the Litigation Trust.
ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claim and totaled $1 million, $2 million and $7 million for the years ended December 31, 2016, December 31, 2015 and December 28, 2014.
Operating net cash outflows resulting from reorganization costs for 2016, 2015 and 2014 totaled $2 million, $3 million and $8 million, respectively, and were principally for the payment of professional advisory fees and other fees in each year. All other items included in reorganization costs in 2016, 2015 and 2014 are primarily non-cash adjustments.
The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2017 and potentially in future periods. These expenses will include primarily professional advisory fees and other costs related to the resolution of unresolved claims.
NOTE 4: ACQUISITIONS
Infostrada Sports, SportsDirect, Enswers, Gracenote, What’s ON, Baseline and HWW (as further defined and described below) were divested in the Gracenote Sale. As of December 31, 2016 and December 31, 2015, the assets and liabilities of the acquisitions of these businesses are classified as held for sale in the Company’s Consolidated Balance Sheets and for the years ended December 31, 2016, December 31, 2015 and December 28, 2014, their operating results, as well as any associated transactions costs, are presented as discontinued operations in the Company’s Consolidated Statements of Operations.
2015 Acquisitions
In May 2015, the Company completed the acquisitions of all issued and outstanding equity interests in Infostrada Statistics B.V. (“Infostrada Sports”), SportsDirect Inc. (“SportsDirect”) and Covers Media Group (“Covers”). Infostrada Sports and SportsDirect provided the Company with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world, including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, the Company also completed an acquisition of all issued and outstanding equity interests in Enswers Inc. (“Enswers”), a leading provider of automatic content recognition technology and systems based in South Korea. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers was $70 million, net of cash acquired.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase prices for the above acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes were allocated to goodwill, which will not be deductible for tax purposes due to the acquisitions being stock acquisitions. In connection with these acquisitions, the Company incurred a total of $3 million of transaction costs.
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
The allocation presented above is based upon management’s estimate of the fair values using income, cost and market approaches. In estimating the fair value of acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 12 years that include weighted average periods of 11 years for customer relationships, 14 years for content databases, 8 years for technologies, 15 years for trade name and trademarks and 5 years for non-competition agreements. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, and noncontractual relationships, as well as expected future cost and revenue synergies.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014 Acquisitions
HWW Acquisition
On October 1, 2014, the Company completed an acquisition of all issued and outstanding equity interests in HWW Pty Ltd (“HWW”) for $18 million, from ninemsn Pty Limited. HWW is Australia’s leading provider of TV and movie data and expanded the Digital and Data segment’s reach into the Australian TV and digital entertainment markets as well as its global dataset to include Australian TV and movie data. HWW syndicates TV and movie data to leading Australian broadcasters, pay-TV operators and on-demand services for program guides on a wide range of devices, including IPTV, cable & satellite set-top boxes, Smart TVs and mobile apps. HWW has data describing millions of TV programs and movies across more than 500 national and local TV channels in Australia and its DataGenius software platform is used to support entertainment data services across Australasia, Africa and the Middle East. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes was allocated to goodwill, which will not be deductible for tax purposes due to the acquisition being a stock acquisition.
In connection with this acquisition, the Company incurred a total of $1 million of transaction costs.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Baseline Acquisition
On August 29, 2014, the Company completed an acquisition of all of the outstanding and issued limited liability company interests of Baseline, LLC (“Baseline”) for $49 million in cash. Baseline is a provider of film and television information and related services with movie and TV databases featuring information for more than 300,000 movie and TV projects, information on nearly 1.5 million TV and film professionals, and foreign and domestic box office data. Baseline’s licensed data powers video search and discovery features, and TV Everywhere apps for leading satellite operators, on-demand movie services, Internet companies and on-line streaming providers. Additionally, Baseline’s subscription-based content delivery platform, The Studio System, is used by major Hollywood studios, production companies and talent agencies as a primary source of business intelligence. Baseline expanded the reach of the Company’s Digital and Data segment into the studio and TV network communities with data and services geared towards entertainment industry professionals. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values was allocated to goodwill. In connection with this acquisition, the Company incurred a total of $1 million of transaction costs.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

What’s ON Acquisition
On July 4, 2014, the Company completed the acquisition of all of the outstanding and issued equity interests of What’s On India Media Private Limited (“What’s ON”) for a purchase price of $27 million, net of cash acquired consisting of $21 million net initial cash consideration and $6 million recorded as the net present value (“NPV”) of additional deferred payments. At the time of the acquisition, the Company determined that the acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million which should be accounted for as compensation expense as the payments are earned, in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). In each of the second quarter of 2015 and third quarter of 2016, the Company made payments of $4 million to selling management shareholders pursuant to the above arrangements. What’s ON expanded the reach of the Company’s Digital and Data segment in the television search and Electronic Program Guide (“EPG”) markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. As of the date of the acquisition, What’s ON offered EPG data and TV search products for 16 countries, including India, United Arab Emirates, Saudi Arabia, Jordan, Egypt, Qatar, Bahrain, Indonesia, Kenya and Sri Lanka, across 1,600 television channels and helps power more than 58 million set-top boxes through the region’s top cable and Internet protocol television services. The $27 million purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes was allocated to goodwill, which will not be deductible for tax purposes due to the acquisition being a stock acquisition. In connection with this acquisition, the Company incurred a total of $1 million of transaction costs.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Gracenote Acquisition
On January 31, 2014, the Company completed an acquisition of all of the issued and outstanding equity interests in Gracenote, Inc. for $158 million, net of cash acquired. Gracenote, a global leader in digital entertainment data, maintains and licenses data, products and services to businesses that enable their end users to discover analog and digital media on virtually any device. The Gracenote acquisition expanded the reach of the Company’s Digital and Data segment into new growth areas, including streaming music services, mobile devices and automotive infotainment. Gracenote is a leading provider of music recognition technology and is supported by the industry’s largest source of music and video data. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes was allocated to goodwill, which will not be deductible for tax purposes due to the acquisition being a stock acquisition.
In connection with this acquisition, the Company incurred a total of $4 million of transaction costs, of which $1 million was incurred and recognized in the fourth quarter of 2013.
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
On May 1, 2014, the Company completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) which were subsequently distributed to tronc in conjunction with the Publishing Spin-off, for $29 million in cash. As the Landmark acquisition was distributed to tronc in the Publishing Spin-off, the results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the Publishing Spin-off.
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
NOTE 5: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS
Employee Reductions—The Company recorded pretax charges, mainly consisting of employee severance costs, associated termination benefits and related expenses totaling $10 million, $5 million and $3 million in 2016, 2015 and 2014, respectively. These charges are included in direct operating expenses or SG&A in the Company’s Consolidated Statements of Operations.
The following table summarizes these severance and related charges included in income (loss) from continuing operations by business segment for 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Television and Entertainment	$9,228	$2,317	$2,098
Corporate and Other	1,178	2,959	536
Total	$10,406	$5,276	$2,634
Severance and related expenses included in (loss) income from discontinued operations, net of taxes totaled $0.5 million, $1 million and $10 million in 2016, 2015 and 2014, respectively.
The accrued liability for severance and related expenses is reflected in employee compensation and benefits in the Company’s Consolidated Balance Sheets and was $9 million and $4 million at December 31, 2016 and December 31, 2015, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes to the accrued liability for severance and related expenses were as follows (in thousands):

Balance at December 28, 2014	$1,357
Additions	5,276
Payments	(3,038)
Balance at December 31, 2015	$3,595
Additions	10,406
Payments	(5,020)
Balance at December 31, 2016	$8,981
Non-Operating Items—Non-operating items for 2016, 2015 and 2014 are summarized as follows (in thousands):

	2016	2015	2014
Loss on extinguishment of debt	$—	$(37,040)	$—
Gain on investment transactions, net	—	12,173	371,785
Other non-operating gain (loss), net	5,427	7,228	(4,804)
Total non-operating gain (loss), net	$5,427	$(17,639)	$366,981
Non-operating items in 2016 included a $5 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by the Company in prior years.
Non-operating items in 2015 included a $37 million pretax loss on the extinguishment of the Former Term Loan Facility (as defined and described in Note 9), which includes the write-off of unamortized debt issuance costs and discounts. See Note 9 for further information on the extinguishment of the Former Term Loan Facility. Gain on investment transactions, net in 2015 included a pretax gain of $8 million for an additional cash distribution from CV pursuant to the collection of a contingent receivable subsequent to the Company’s sale of its interest in CV and a pretax gain of $3 million on the sale of the Company’s 3% interest in NHLLC on September 2, 2015. See Note 8 for further information on the additional cash distribution from CV and the sale of NHLLC. Other non-operating items in 2015 included a $9 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by the Company in prior years and a $2 million non-cash pretax charge to write off a convertible note receivable resulting from a decline in the fair value of the convertible note receivable that the Company determined to be other than temporary. The convertible note receivable constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and is classified as Level 3 assets in the fair value hierarchy’s established under ASC Topic 820, “Fair Value Measurement and Disclosures.” See Note 10 for a description of the hierarchy’s three levels.
Non-operating items in 2014 included a pretax gain of $372 million on the sale of the Company’s 27.8% interest in CV on October 1, 2014. The Company’s portion of the proceeds from the transaction was $686 million, of which $28 million was held in escrow and paid in the fourth quarter of 2015. See Note 8 for further information on the sale of CV. Other non-operating loss in 2014 included a $3 million non-cash pretax charge to write down convertible notes receivable related to one of the Company’s equity method investments. This write-down resulted from declines in the fair value of the convertible notes receivable that the Company determined to be other than temporary. The convertible notes receivable constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and are classified as Level 3 assets in the fair value hierarchy’s established under ASC Topic 820. See Note 10 for a description of the hierarchy’s three levels.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Real Estate Assets Held for Sale—As of December 31, 2016, the Company had five real estate properties held for sale. As of December 31, 2015, the real estate properties held for sale included Tribune Tower in Chicago, IL (“Tribune Tower”), the north block of the Los Angeles Times Square property in downtown Los Angeles, CA (“LA Times Property”) and the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA (“Olympic Facility”), which were sold in 2016 as discussed below. The combined net carrying value of $17 million and $206 million for the real estate properties held for sale is included in non-current assets held for sale in the Company’s Consolidated Balance Sheet at December 31, 2016 and December 31, 2015, respectively.
The Company recorded charges of $15 million, $7 million and $4 million in 2016, 2015 and 2014, respectively, to write down certain properties to their estimated fair value, less the expected selling costs, which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy. These charges are included in SG&A in the Company’s Consolidated Statements of Operations.
Sales of Real Estate—During 2016, the Company sold several properties for net pretax proceeds totaling $506 million and recognized a net pretax gain of $213 million, as further described below. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
On May 2, 2016, the Company sold its Deerfield Beach, FL property for net proceeds of $24 million, and on June 2, 2016, the Company sold its Allentown, PA property for net proceeds of $8 million; the Company recorded a net pretax loss of less than $1 million on the sale of these properties.
On July 7, 2016, the Company sold its Seattle, WA property for net proceeds of $19 million and entered into a lease with a term of 11 years, subject to renewal, retaining the use of more than a minor portion of the property. The Company recorded a deferred pretax gain of $8 million on the sale, which will be amortized over the life of the lease in accordance with sale-leaseback accounting guidance. On July 12, 2016, the Company sold two of its Orlando, FL properties for net proceeds of $34 million and recorded a pretax gain of $2 million. On July 14, 2016, the Company sold its Arlington Heights, IL property for net proceeds of $0.4 million. On September 26, 2016, the Company sold Tribune Tower and the LA Times Property for net proceeds of $199 million and $102 million, respectively, and recognized a pretax gain of $93 million and $59 million, respectively. Pursuant to the terms of the sale agreements, the Company could receive contingent payments of up to an additional $35 million related to the Tribune Tower transaction and an additional $10 million related to the LA Times Property transaction. For both the Tribune Tower and LA Times Property sales, the contingent payments become payable if certain conditions are met pertaining to development rights related to the respective buyer’s plans for development of portions of the two properties. The contingency period for both properties ends five years from the sale date with the possibility of extension in certain circumstances. On September 27, 2016, the Company sold the Olympic Facility for net proceeds of $118 million and recognized a pretax gain of $59 million.
On November 14, 2016, the Company sold its Portsmouth, VA property and on November 28, 2016, the Company sold a property located in Chicago, IL for net proceeds totaling $1 million. On December 22, 2016, the Company sold a Baltimore, MD property for net proceeds of $0.3 million. The Company recorded a net pretax gain of less than $1 million on the sale of these properties in the fourth quarter of 2016.
On January 26, 2017, the Company sold its Denver, CO property for net proceeds of $23 million, which approximated the carrying value, and entered into a lease for the property. On January 31, 2017, the Company sold one of its Chicago, IL properties for net proceeds of $22 million and entered into a lease with a term of 10 years, subject to renewal, retaining the use of more than a minor portion of the property. The Company expects to record a deferred pretax gain of $13 million on the sale, which will be amortized over the life of the lease in accordance with sale-leaseback accounting guidance.
During 2015, the Company sold Bel Air, MD and Newport News, VA properties for net proceeds of $5 million and recorded a net loss of less than $1 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 19, 2014, the Company sold the production facility in Baltimore, MD leased to tronc for net proceeds of $45 million and recorded a pretax gain of $21 million. Additionally, during 2014, the Company sold two idle properties for net proceeds of $5 million and recorded a net gain of less than $1 million.
NOTE 7: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(53,000)	$159,000	$212,000	$(39,750)	$172,250
Advertiser relationships (useful life of 8 years)	168,000	(84,000)	84,000	168,000	(63,000)	105,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(133,725)	228,275	362,000	(92,113)	269,887
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(286,994)	543,106	830,100	(196,955)	633,145
Trade names and trademarks (useful life of 15 years)	4,802	(516)	4,286	4,573	(200)	4,373
Other (useful life of 5 to 12 years)	10,646	(4,179)	6,467	12,359	(4,412)	7,947
Total	$1,587,548	$(562,414)	1,025,134	$1,589,032	$(396,430)	1,192,602
Other intangible assets not subject to amortization
FCC licenses			779,200			782,600
Trade name			14,800			14,800
Total other intangible assets, net			1,819,134			1,990,002
Goodwill			3,227,930			3,228,224
Total goodwill and other intangible assets			$5,047,064			$5,218,226

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the years ended December 31, 2016 and December 31, 2015 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 28, 2014	$1,352,867
Acquisitions (1)	8,700
Amortization (1)(2)	(167,791)
Balance sheet reclassifications (3)	(331)
Foreign currency translation adjustment	(843)
Balance as of December 31, 2015	$1,192,602
Amortization (1)(2)	(167,717)
Balance sheet reclassifications (3)	9
Foreign currency translation adjustment	240
Balance as of December 31, 2016	$1,025,134

Other intangible assets not subject to amortization
Balance as of December 28, 2014	$801,400
Impairment charge	(4,000)
Balance as of December 31, 2015	$797,400
Impairment charge	(3,400)
Balance as of December 31, 2016	$794,000

Goodwill
Balance as of December 28, 2014	$3,601,300
Acquisitions (1)	8,262
Foreign currency translation adjustment	(338)
Gross balance as of December 31, 2015	$3,609,224
Accumulated impairment losses as of December 31, 2015	(381,000)
Balance as of December 31, 2015	$3,228,224
Foreign currency translation adjustment	(294)
Balance as of December 31, 2016	$3,227,930
Total goodwill and other intangible assets as of December 31, 2016	$5,047,064

(1)
Beginning in the fourth quarter of 2016, the Television and Entertainment reportable segment includes the operations of Covers, including the goodwill and other intangible assets subject to amortization allocated in accordance with ASC Topic 350 guidance, which was previously included in the Digital and Data reportable segment. See Note 4 for additional information regarding acquisitions.

(2)
Amortization of intangible assets includes $1 million related to lease contract intangible assets and is recorded in cost of sales or SG&A expense, if applicable, in the Consolidated Statements of Operations.

(3)	Represents net reclassifications which are reflected as an increase to broadcast rights assets in the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s intangible liabilities subject to amortization consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$—	$—	$—	$80,440	$(66,729)	$13,711
Lease contract intangible liabilities	209	(197)	12	209	(148)	61
Total intangible liabilities subject to amortization	$209	$(197)	$12	$80,649	$(66,877)	$13,772
The Company recorded contract intangible liabilities totaling $227 million in connection with the adoption of fresh-start reporting on the Effective Date. Of this amount, approximately $226 million was related to contracts for broadcast rights programming not yet available for broadcast. In addition, the Company recorded $9 million of intangible liabilities related to contracts for broadcast rights programming in connection with the Local TV Acquisition. These intangible liabilities are reclassified as a reduction of broadcast rights assets in the Consolidated Balance Sheet as the programming becomes available for broadcast and subsequently amortized as a reduction of programming expenses in the Consolidated Statements of Operations in accordance with the Company’s methodology for amortizing the related broadcast rights.
The net changes in the carrying amounts of intangible liabilities, which are in the Company’s Television and Entertainment segment, during the years ended December 31, 2016 and December 31, 2015 were as follows (in thousands):

Intangible liabilities subject to amortization
Balance at December 28, 2014	$34,425
Amortization	(16,385)
Balance sheet reclassifications (1)	(4,268)
Balance at December 31, 2015	$13,772
Amortization	(11,640)
Balance sheet reclassifications (1)	(2,120)
Balance at December 31, 2016	$12

(1)	Represents net reclassifications which are reflected as a reduction of broadcast rights assets in the Company’s Consolidated Balance Sheet at December 31, 2016.
Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $167 million in each of 2017 and 2018, $140 million in 2019, $134 million in 2020, and $103 million in 2021.
Impairment of Goodwill and Other Indefinite-lived Intangible Assets—As disclosed in Note 1, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350.
There were no goodwill impairment charges recorded in 2016 or 2014.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2015, the Company conducted its annual goodwill impairment test utilizing the two-step impairment test in accordance with ASC Topic 350. As a result of the impairment review, the Company recorded a non-cash impairment charge of $381 million to write down its cable reporting unit goodwill (a reporting unit within the Television and Entertainment reportable segment).
During 2015, the Company accelerated the pace of the transformation of the Company’s national general entertainment cable network, WGN America, from a superstation to a cable network. This transformation led to a strategic shift in the operations of WGN America with a renewed focus on increased household distribution and high quality syndicated and original programming that has resulted in higher carriage fee revenues and higher programming and other costs. The performance of the new programming did not meet expectations resulting in lower than expected advertising revenues, lower margins and lower current and expected future cash flows than those used to originally record the goodwill in connection with the adoption of fresh-start reporting by the Company in December 2012.
In connection with the 2015 goodwill impairment test, the fair value of the cable reporting unit was determined with consideration of both the income and the market valuation approaches. Under the income approach, the fair value is based on projected future discounted cash flows, which requires management’s assumptions of projected revenues and related growth rates, operating margins, cash payments for broadcast rights, discount rates and terminal growth rates. The Company projected cash flows for 10 years and then applied a terminal growth rate. Key assumptions included a 10.5% discount rate and a terminal growth rate of 2% for its owned cable operations. The Company’s investment in TV Food Network included in the cable reporting unit was valued using the market approach to estimate its fair value by comparison to trading multiples of similar cable networks.
As a result of the 2015 assessment, it was determined that the carrying value of the cable reporting unit exceeded the estimated fair value. Accordingly, a second step of the goodwill impairment test (“Step 2”) was performed specific to the cable reporting unit which compared the implied fair value of the goodwill to the carrying value of such goodwill. Under Step 2, the estimated fair value of goodwill of a reporting unit is determined by calculating the residual fair value that remains after the total estimated fair value of the reporting unit is allocated to its net assets other than goodwill. Other significant intangible assets that were identified and ascribed value as part of the Step 2 included affiliate relationships, advertiser relationships and a trade name. Based on this analysis, the carrying value of the cable reporting unit goodwill exceeded its implied value by $381 million and consequently, the Company recorded an impairment charge of that amount in the Consolidated Statement of Operations for the year ended December 31, 2015. Following the impairment charge, the carrying value of the goodwill at the cable reporting unit was $723 million at December 31, 2015.
In the fourth quarter of 2016 and 2015, the Company recorded a non-cash pretax impairment charge of $3 million and $4 million within the Television and Entertainment segment, respectively, related to the Company’s FCC licenses. No impairment charges were recorded in 2014. The estimated fair value of each of the Company’s FCC licenses was based on discounted future cash flows for a hypothetical start-up television station in the respective market that achieves and maintains an average revenue share for four years and has an average cost structure. The impairment charge in 2016 related to two markets primarily due to declines in estimated future market revenues available to a hypothetical start-up television station in these markets. For the Company’s FCC licenses, significant assumptions also include start-up operating costs for an independent station, initial capital investments and market revenue forecasts. The Company utilized a 9.5% discount rate and terminal growth rate of 2.0% to estimate the fair values of its FCC licenses in the fourth quarter of 2016. Fair value estimates for each of the Company’s indefinite-lived intangible assets are inherently sensitive to changes in these estimates, particularly with respect to the FCC licenses. The Company’s fourth quarter 2015 impairment review determined that the FCC license in one of the Company’s markets was impaired. This impairment was primarily due to a decline in market share for a hypothetical start-up television station in this market.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s FCC licenses and trade name constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheets. These nonfinancial assets are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 10 for a description of the hierarchy’s three levels.
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
NOTE 8: INVESTMENTS
Investments consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Equity method investments	$1,642,117	$1,668,316
Cost method investments	26,748	20,868
Marketable equity securities	6,018	3,516
Total investments	$1,674,883	$1,692,700
Equity Method Investments—The Company’s equity method investments at December 31, 2016 included the following private companies:

Company	% Owned
CareerBuilder, LLC	32%
Dose Media, LLC	25%
Television Food Network, G.P.	31%
TKG Internet Holdings II LLC	43%
Income from equity investments, net reported in the Company’s Consolidated Statements of Operations consisted of the following (in thousands):

	2016	2015	2014
Income from equity investments, net, before amortization of basis difference	$202,758	$201,207	$379,048
Amortization of basis difference (1)	(54,602)	(54,248)	(142,335)
Income from equity investments, net	$148,156	$146,959	$236,713

(1)	Amortization of basis difference for the year ended December 28, 2014 includes $85 million related to the sale by CV of its Apartments.com business.
The carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as a result of fresh start reporting adopted on the Effective Date. The fair value of the Company’s investments was estimated based on valuations obtained from third parties primarily using the market approach. Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of December 31, 2016 totaled $797 million and have a weighted average remaining useful life of approximately 15 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	2016	2015	2014
Total cash distributions from equity investments (1)	$170,527	$180,207	$370,310

(1)
Cash distributions for the year ended December 28, 2014 included $160 million for the Company’s share of the proceeds from the sale by CV of its Apartments.com business. This distribution is presented as an investing activity in the Company’s Consolidated Statement of Cash Flows for the year ended December 28, 2014.

Certain distributions received from the Company’s investments in CareerBuilder, LLC (“CareerBuilder”) and CV in 2015 and 2014 exceeded the Company’s cumulative earnings in each of these equity investments or, in the case of the Apartments.com sale by CV, represented a discrete distribution from an investing activity. As a result, the Company determined that these distributions were a return of investment and, therefore, presented such distributions totaling $10 million in 2015 and $181 million in 2014 as an investing activity in the Company’s Consolidated Statements of Cash Flows for 2015 and 2014. See below for further discussion on these distributions.
TV Food Network—The Company’s 31% investment in TV Food Network totaled $1.279 billion and $1.314 billion at December 31, 2016 and December 31, 2015, respectively. The Company recognized equity income from TV Food Network of $122 million in 2016, $126 million in 2015 and $122 million in 2014. The Company received cash distributions from TV Food Network totaling $158 million in 2016, $164 million in 2015 and $189 million in 2014.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CareerBuilder—The Company’s 32% investment in CareerBuilder totaled $341 million and $331 million at December 31, 2016 and December 31, 2015, respectively. The Company recognized equity income from CareerBuilder of $27 million in 2016, $21 million in 2015 and $39 million in 2014. The Company received cash distributions from CareerBuilder totaling $13 million in 2016, $16 million in 2015 and $14 million in 2014.
CareerBuilder is a global leader in human capital solutions, specializing in Human Resources software-as-a-service to help companies with every step of the recruitment process. Its website, CareerBuilder.com, is a leading job website in North America. CareerBuilder also operates websites in the United States, Europe, Canada, Asia and South America.
Prior to the Publishing Spin-off, the Company recorded revenue related to CareerBuilder classified advertising products placed on affiliated digital platforms. Such amounts totaled of $24 million for 2014 and are included in (loss) income from discontinued operations, net of taxes.
Dose Media, LLC—On November 25, 2015, the Company acquired a 25% interest in Dose Media, LLC (“Dose Media”). The Company’s investment in Dose Media totaled $12 million and $15 million at December 31, 2016 and December 31, 2015, respectively. The Company recognized equity loss from Dose Media of $3 million in 2016. Dose Media is a leading social media content company that creates and distributes content to help brands detect, optimize and publish stories for digital-first audiences.
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
The Company recognized equity income from CV of $77 million in 2014. The Company received cash distributions from CV totaling $166 million in 2014.
Prior to the Publishing Spin-off the Company recorded revenue related to CV classified advertising products placed on affiliated digital platforms. Such amounts totaled approximately $44 million for 2014 and are included in (loss) income from discontinued operations, net of taxes.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Revenues, net	$1,160,716	$1,099,307	$1,070,671
Operating income	$535,131	$548,919	$534,477
Net income	$552,146	$561,657	$549,058

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016	December 31, 2015
Current assets	$810,811	$750,425
Non-current assets	$168,547	$173,185
Current liabilities	$94,284	$87,341
Non-current liabilities	$138	$213
Summarized financial information for CareerBuilder, Dose Media and CV is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Revenues, net (1)(2)	$719,994	$698,041	$1,063,321
Operating income from continuing operations (1)(2)	$93,619	$84,199	$147,165
Net income (2)(3)	$89,249	$80,280	$713,108

(1)
Revenues and operating income that relate to CV include results through October 1, 2014 and are presented exclusive of discontinued operations related to Apartments.com, which was sold by CV on April 1, 2014. See above for further information.

(2) On November 25, 2015, the Company acquired a 25% interest in Dose Media. As results of operations from date of acquisition are not material to the Company in 2015, they are not included in the above table for 2015.
(3) Net income that relates to CV include results through October 1, 2014. See above for further information.

	December 31, 2016 (1)	December 31, 2015 (1)
Current assets	$222,563	$266,390
Non-current assets	$565,200	$459,718
Current liabilities	$205,643	$190,977
Non-current liabilities	$23,603	$24,745
Redeemable non-controlling interest	$46,265	$24,666

(1)	Balance sheet information presented does not include CV, which was sold by the Company on October 1, 2014, as described above.
Other—Write-downs of investments, gains and losses on investment sales, and gains and losses from other investment transactions are included as non-operating items in the Company’s Consolidated Statements of Operations. There were no impairments recorded in 2016, 2015 or 2014. These investments constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 10 for a description of the hierarchy’s three levels.
The Company does not guarantee any indebtedness or other obligations for any of its equity method investees.
Marketable Equity Securities—As further described in Note 2, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of tronc common stock, representing at that time 1.5% of the outstanding common stock of tronc. The Company classified the shares of tronc common stock as available-for-sale securities. As of December 31, 2016, the fair value and cost basis of the Company’s investment in tronc was $5 million and $0, respectively. As of December 31, 2016, the gross unrealized holding gain relating the Company’s investment in tronc was $5 million and is reflected in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and expects to recognize a pretax gain of $5 million in the first quarter of 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost Method Investments—All of the Company’s cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. As of December 31, 2016, the Company’s cost method investments primarily include investments in New Cubs LLC (as defined and described below) and Taboola.com LTD (“Taboola”).
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
As a result of these transactions, Ricketts Acquisition LLC (“RA LLC”) owns approximately 95% and the Company owns approximately 5% of the membership interests in New Cubs LLC. RA LLC has operational control of New Cubs LLC. The Company’s equity interest in New Cubs LLC is accounted for as a cost method investment and was recorded at fair value as of October 27, 2009 based on the cash contributed to New Cubs LLC at closing. During 2016 and 2015, the Company made capital contributions to New Cubs LLC totaling $3 million and $8 million, respectively, and continues to maintain its membership interest of approximately 5%. The carrying value of this investment was $18 million at December 31, 2016 and $15 million at December 31, 2015.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Concurrent with the closing of this transaction, NHLLC and Newsday LLC borrowed $650 million under a secured credit facility, and the Company received a special cash distribution of $612 million from Newsday LLC as well as $18 million of prepaid rent under two leases for certain facilities used by NMG and located in Melville, New York. Following the closing of the transaction, the Company retained ownership of these facilities. Borrowings under this facility are guaranteed by CSC and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision and are secured by a lien on the assets of Newsday LLC and the assets of NHLLC, including $650 million of senior notes of Cablevision issued in 2008 and contributed by CSC. Prior to the sale of its remaining investment in NHLLC, as further described below, the Company indemnified CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. made under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. From the July 29, 2008 closing date of the Newsday Transactions through the third anniversary of the closing date, the maximum amount of potential indemnification payments (“Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount was to be reduced each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount was to be reduced to $0. The Maximum Indemnification Amount was $425 million at December 28, 2014. On September 2, 2015, the Company sold its 3% interest in NHLLC to CSC Holdings, LLC for $8 million and recognized a $3 million gain in connection with the sale. The Company’s remaining deferred tax liability of $101 million (as described in Note 13) became payable upon consummation of the sale. The tax payments were made in the fourth quarter of 2015. At the time of the sale, the Company was also released from all indemnification obligations related to the payments that CSC or NMG Holdings, Inc. are required to make under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility.
Variable Interest Entities—At December 31, 2016 and December 31, 2015, the Company held variable interests, as defined by ASC Topic 810, in Topix (through its investment in TKG Internet Holdings II, LLC) and Las Olas LLC. See Note 1 for further discussion of the Company’s VIEs.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: DEBT
Debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015 (1)
Term Loan Facility due 2020, effective interest rate of 3.82%, net of unamortized discount and debt issuance costs of $31,230 and $39,147	$2,312,218	$2,328,092
5.875% Senior Notes due 2022, net of debt issuance costs of $15,437 and $17,466	1,084,563	1,082,534
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $80 and $175	14,770	18,725
Total debt	3,411,551	3,429,351
Less: Debt due within one year	19,924	19,862
Long-term debt, net of current portion	$3,391,627	$3,409,489

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.

Maturities—The Company’s debt and other obligations outstanding as of December 31, 2016 mature as shown below (in thousands):

2017	$27,841
2018	34,591
2019	23,792
2020	2,272,074
2021	—
Thereafter	1,100,000
Total debt	3,458,298
Unamortized discounts and debt issuance costs	(46,747)
Total debt, net of discounts and debt issuance costs	$3,411,551
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0% (“Alternative Base Rate”), plus an applicable margin of 2.0%.
Quarterly installments in an amount equal to 0.25% of the original principal amount of the Term Loan Facility were due beginning March 31, 2014. As further described in Note 2, on August 4, 2014, the Company used a $275 million cash dividend from tronc to prepay $275 million of outstanding borrowings under the Term Loan Facility.
The Former Term Loans were issued at a discount of 25 basis points, totaling $9 million, which was being amortized to interest expense over the expected term of the Term Loan Facility. The Company incurred and deferred transaction costs totaling $78 million in connection with the Former Term Loans in fiscal 2013. Transaction costs of $6 million relating to the Term Loan Exit Facility (as defined and described in Note 3), which was extinguished in the fourth quarter of 2013, continued to be amortized over the term of the Term Loan Facility pursuant to ASC Topic 470 “Debt.” As of the date of the Amendment, the aggregate unamortized debt issuance costs totaled $64 million and unamortized debt issue discount totaled $8 million.
In connection with the Amendment, the Company paid fees to Term B Loan lenders of $6 million, which are considered a debt discount, of which $4 million was deferred, and incurred transaction costs of $2 million, of which $1 million was deferred. The Company recorded a loss of $37 million on the extinguishment of the Former Term Loan in the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2015 as a portion of the facility was considered extinguished for accounting purposes. The loss included the write-off of unamortized transaction costs of $30 million, an unamortized discount of $4 million and other transaction costs of $4 million. The Company’s unamortized transaction costs related to the Term Loan Facility were $25 million and $32 million at December 31, 2016 and December 31, 2015, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s Consolidated Balance Sheets and amortized to interest expense over the contractual term of the Term Loan Facility.
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
The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended December 31, 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million, as of both periods, of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
2017 Amendment
As further described in Note 23, on January 27, 2017, the Company, the Subsidiary Guarantors, JPMorgan, as administrative agent and certain extending lenders, entered into amendments to the Company’s Term Loan Facility and the Revolving Credit Facility.
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
During the second quarter of 2015, the Company incurred and deferred transaction costs of $19 million, which are classified as a debt discount in the Company’s Consolidated Balance Sheets and amortized to interest expense over the contractual term of the Notes. During the first half of 2016, the Company incurred and deferred an additional $1 million of transaction costs related to filing an exchange offer registration statement for the Notes (as described below). The Company’s unamortized transaction costs related to the Notes were $15 million and $17 million at December 31, 2016 and December 31, 2015, respectively.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Dreamcatcher—The Company and the Guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 1). The obligations of the Company and the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with its obligations under the Secured Credit Facility.
Senior Toggle Notes—In conjunction with the acquisition of Local TV on December 27, 2013, the Company provided a notice to holders of the Senior Toggle Notes that it intended to redeem such notes within a thirty-day period. On December 27, 2013, the Company deposited $202 million with the Trustee ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and the remaining $28 million was payable to a subsidiary of the Company), together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. At December 29, 2013, the $202 million deposit was presented as restricted cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to the Company’s subsidiary.
Other—During 2014, the Company incurred $10 million of transaction costs related to a senior secured credit facility which was entered into by tronc in connection with the spin-off of the Company’s principal publishing operations on August 4, 2014. The related assets and liabilities for these transaction costs were distributed to tronc in the Publishing Spin-off (see Note 2).
NOTE 10: FAIR VALUE MEASUREMENTS
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2016, the Company held certain marketable equity securities which are traded on national stock exchanges. These securities are recorded at fair value and are categorized as Level 1 within the fair value hierarchy. These investments are measured at fair value on a recurring basis. As of December 31, 2016 the fair value and cost basis of the Company’s investment in tronc was $5 million and $0, respectively. As of December 31, 2015 the fair value and cost basis was $4 million and $0, respectively. The fair value and the cost basis of other marketable equity securities held by the Company as of December 31, 2016 was not material.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The carrying values of cash and cash equivalents, restricted cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value due to their short term to maturity. Certain of the Company’s cash equivalents are held in money market funds which are valued using net asset value (“NAV”) per share, which would be considered Level 1 in the fair value hierarchy.
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount (1)
Cost method investments	$26,748	$26,748	$20,868	$20,868
Term Loan Facility	$2,359,571	$2,312,218	$2,328,038	$2,328,092
5.875% Senior Notes due 2022	$1,120,482	$1,084,563	$1,108,250	$1,082,534
Dreamcatcher Credit Facility	$14,952	$14,770	$18,587	$18,725

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during 2016 or 2015 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both December 31, 2016 and December 31, 2015 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both December 31, 2016 and December 31, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at December 31, 2016 and December 31, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both December 31, 2016 and December 31, 2015 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.
NOTE 11: CONTRACTS PAYABLE FOR BROADCAST RIGHTS
Contracts payable for broadcast rights totaled $556 million and $622 million at December 31, 2016 and December 31, 2015, respectively. Scheduled future obligations under contractual agreements for broadcast rights at December 31, 2016 are as follows (in thousands):

2017	$241,255
2018	114,241
2019	97,866
2020	67,855
2021	34,878
Total	$556,095
NOTE 12: COMMITMENTS AND CONTINGENCIES
Broadcast Rights—The Company has entered into certain contractual commitments for broadcast rights that are not currently available for broadcast, including programs not yet produced. In accordance with ASC Topic 920, such commitments are not included in the Company’s consolidated financial statements until the cost of each program is reasonably determinable and the program is available for its first showing or telecast. If programs are not produced, the Company’s commitments would expire without obligation. Payments for broadcast rights generally commence when the programs become available for broadcast. At December 31, 2016 and December 31, 2015, these contractual commitments totaled $1.2 billion and $999 million, respectively.
Operating Leases—The Company leases certain equipment and office and production space under various operating leases. Net lease expense from continuing operations was $24 million, $23 million and $21 million in 2016, 2015 and 2014, respectively. The Company’s future minimum lease payments under non-cancelable operating leases at December 31, 2016 were as follows (in thousands):

2017	$30,537
2018	25,802
2019	23,275
2020	22,763
2021	16,741
Thereafter	86,110
Total (1)	$205,228

(1) The table above includes future minimum lease payments under non-cancelable operating leases related to the Gracenote Companies classified as held for sale as of December 31, 2016 of $6 million in 2017, $3 million in each of 2018 and 2019, $2 million in 2020, and $2 million in 2021 and thereafter.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Commitments—At December 31, 2016, the Company had commitments under purchasing obligations related to capital projects, technology services, news and market data services, and talent contracts totaling $358 million, which includes $5 million related to the Gracenote Companies classified as held for sale as of December 31, 2016.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of March 1, 2017, the Company had FCC authorization to operate 39 television stations and one AM radio station.
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”), the Company may own up to two television stations within the same Nielsen Media Research Designated Market Area (“DMA”) (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top 4-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. In a report and order issued in August 2016 (the “2014 Quadrennial Review Order”), the FCC, among other things, adopted a rule applying the “top-4” ownership limitation within a market to “affiliation swaps,” that will prohibit transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. The prohibition is prospective only and does not apply to multiple top-4 network multicast streams broadcast by a single station. The new rule has not yet become effective. The 2014 Quadrennial Review Order is the subject of a pending petition for reconsideration by the FCC and of a petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcomes of these proceedings, or the effect on our business.
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
The FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”), generally are prohibited from owning or holding “attributable interests” in both daily newspapers and broadcast stations in the same market. On August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of tronc common stock, then representing 1.5% of the outstanding common stock of tronc (see Note 2). As such, the Company does not have an attributable interest in the daily newspaper business or operations of tronc. As a result of the pro rata distribution of tronc stock to shareholders of the Company, the three attributable shareholders of the Company (collectively, the “Attributable Shareholders”) became attributable shareholders of tronc. Two Attributable Shareholders report that they have divested their interest in tronc, while one maintains the status quo with respect to its interest in the company.
The Company’s television/newspaper interests are subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with its approval of the Exit Order. On November 12, 2013, the Company filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pending. In the 2014 Quadrennial Order the FCC modified the NBCO Rule by providing an exception for failed or failing entities and allowing for consideration of waivers of the rule on a case-by-case basis. The 2014 Quadrennial Review Order is the subject of a pending petition for reconsideration by the FCC and of a petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcomes of these proceedings, or the effect on our business.
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). The Company’s current national reach exceeds the 39% cap on an undiscounted basis. Effective November 23, 2016, the FCC eliminated the UHF Discount except for “grandfathered” existing combinations that exceeded the 39% cap as of September 26, 2013. Under the modified rule, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. The elimination of the UHF Discount affects the Company’s ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by the Company, see Note 1 for further information). Elimination of the UHF discount is the subject of a pending petition for reconsiderations by the FCC and of a petition for judicial review by the U.S. Court of Appeals for the Third Circuit. We cannot predict the outcome of these proceedings, or the effect on our business.
The Company provides certain operational support and other services to Dreamcatcher pursuant to shared services agreement (“SSA”).  In the 2014 Quadrennial Order, the FCC adopted reporting requirements for SSAs.
In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC sought comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. That proceeding remains pending. Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”) Reauthorization Act, enacted in December 2014 (“STELAR”), the FCC has adopted regulations prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market. The Company does not currently engage in retransmission consent negotiations jointly with any other stations in its markets. In response to Congress’s directive in STELAR, on September 2, 2015, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on whether the FCC should make changes to its rules requiring that commercial broadcast television stations and MVPDs negotiate in “good faith” for the retransmission by MVPDs of local television signals. On July 14, 2016, Chairman Wheeler announced that the FCC will not adopt additional rules governing parties’ good faith negotiation obligations (however, the FCC has not yet formally terminated the proceeding).
Federal legislation enacted in February 2012 authorizes the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. The Company participated in the auction and anticipates receiving approximately $190 million in pretax proceeds resulting therefrom. In addition, the Company expects many of our television stations to be required to change frequencies or otherwise modify their operations in the “repack.” In doing so, the Company’s television stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. While conclusion of the auction seems imminent, the Company cannot predict the likelihood, timing or outcome of the incentive auction, or any related FCC regulatory action.
The Company completed the Local TV Acquisition on December 27, 2013 pursuant to FCC staff approval granted on December 20, 2013 in the Local TV Transfer Order. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. The Company filed an

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 13: INCOME TAXES
The following is a reconciliation of income taxes from continuing operations computed at the U.S. federal statutory rate of 35% to income tax expense from continuing operations reported in the Consolidated Statements of Operations (in thousands):

	2016	2015	2014
Income (loss) from continuing operations before income taxes	$434,242	$(289,419)	$760,885

Federal income taxes at 35%	151,985	(101,297)	266,310
State and local income taxes, net of federal tax benefit	17,474	3,195	32,072
Domestic production activities deduction	(6,807)	(6,554)	(7,910)
Non-deductible goodwill	—	133,350	—
Income tax settlements and other adjustments, net	179,558	(7,842)	(1,801)
Tax rate change due to Publishing Spin-off	—	—	(10,810)
Other, net	4,992	5,066	6,405
Income tax expense from continuing operations	$347,202	$25,918	$284,266

Effective tax rate	80.0%	(9.0)%	37.4%
In 2016, income tax expense amounted to $347 million, which reflects a $191 million charge related to the Newsday settlement, as described below. In addition, tax expense included favorable adjustments of $11 million related to the resolution of certain federal and state income tax matters and other adjustments.
In 2015, income tax expense amounted to $26 million, which reflects the tax impact of the reversal of $381 million of book loss related to an impairment of non-deductible goodwill. In addition, tax expense included favorable adjustments of $8 million related to the resolution of certain federal and state income tax matters and other adjustments.
In 2014, income tax expense amounted to $284 million, which included favorable adjustments of $2 million primarily related to the resolution of certain federal income tax matter and an $11 million one-time benefit due to the decrease in the Company’s net state deferred tax liabilities as a result of the change in the Company’s income tax rate immediately following the Publishing Spin-off.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has not recorded a provision for deferred U.S. income tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of undistributed foreign earnings was less than $1 million at December 31, 2016, December 31, 2015 and December 28, 2014. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Components of income tax expense from continuing operations were as follows (in thousands):

	2016	2015	2014
Current:
U.S. federal	$273,205	$138,871	$381,884
State and local	35,057	16,677	77,783
Sub-total	308,262	155,548	459,667
Deferred:
U.S. federal	32,783	(110,390)	(131,854)
State and local	6,157	(19,240)	(43,547)
Sub-total	38,940	(129,630)	(175,401)
Total income tax expense from continuing operations	$347,202	$25,918	$284,266

Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Broadcast rights	$78,531	$86,451
Postretirement benefits other than pensions	3,467	3,933
Stock-based compensation and other employee benefits	20,261	16,011
Pensions	175,766	180,342
Other accrued liabilities	15,518	16,482
Other future deductible items	16,638	17,877
Net operating loss carryforwards	1,582	1,807
Accounts receivable	4,902	2,173
Total deferred tax assets	$316,665	$325,076

Deferred tax liabilities:
Net intangible assets	$564,405	$565,600
Investments	399,103	418,908
Deferred gain on partnership contributions	157,567	164,322
Net properties	112,864	60,048
Outside basis difference on Gracenote Companies	63,403	1,097
Other	3,571	5,807
Total deferred tax liabilities	1,300,913	1,215,782
Net deferred tax liabilities	$984,248	$890,706

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal, State and Foreign Operating Loss Carryforwards—At December 31, 2016 and December 31, 2015, the Company had approximately $56 million and $64 million, respectively, of state operating loss carryforwards. The carryforwards will expire between 2019 and 2029. The Company has not recorded a valuation allowance on the basis of management’s assessment that the net operating losses are more likely than not to be realized. The federal, state and foreign operating loss carryforwards attributable to the divested entities have been classified as held for sale as further described in Note 2.
Newsday and Chicago Cubs Transactions—As further described in Note 8, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owned approximately 97% and the Company owned approximately 3% of NHLLC. The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On September 2, 2015, the Company sold its 3% interest in Newsday, as further described in Note 8. Through December 31, 2015, the Company made approximately $136 million of federal and state tax payments through its regular tax reporting process, which included $101 million that became payable upon closing of the sale of the Newsday partnership interest.
In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in the Company’s 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. The Company would also be subject to interest on the tax and penalty due. The Company disagreed with the IRS’s position and timely filed a protest in response to the IRS’s proposed tax adjustments. In addition, if the IRS prevailed, the Company also would have been subject to state income taxes, interest and penalties.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, the Company reevaluated its tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, the Company recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, the Company also recorded $91 million of income tax expense to increase the Company’s deferred income tax liability to reflect the reduction in the tax basis of the Company’s assets. The reduction in tax basis is required to reflect the reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, the Company reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. The terms of the agreement reached with the IRS appeals office were materially consistent with the Company’s reserves at June 30, 2016. During the fourth quarter of 2016, the Company recorded an additional $1 million of income tax expense primarily related to the additional accrual of interest. During the second half of 2016, the Company paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in the Company’s current income tax reserve described above. The remaining $4 million of state liabilities are included in the income taxes payable account on the Company’s Consolidated Balance Sheet at December 31, 2016. In connection with the final agreement, the Company also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above.
As further described in Note 8, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2016 would be approximately $41 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of December 31, 2016, the Company has paid approximately $42 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s Consolidated Balance Sheet at December 31, 2016 and December 31, 2015 includes a deferred tax liability of $158 million and $164 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
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
The Company’s liability for unrecognized tax benefits totaled $23 million at December 31, 2016 and $34 million at December 31, 2015. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $17 million and $26 million impact on the Company’s reported income tax expense in 2016 and 2015, respectively.
As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company’s accrued interest and penalties included in the Newsday settlement as described above totaled $80 million for the year ended December 31, 2016. Excluding the impact of Newsday, the Company’s accrued interest and penalties related to uncertain tax positions totaled $1 million of tax expense for both December 31, 2016 and December 31, 2015.
The Company is no longer subject to IRS audit and has paid all taxes for years prior to 2013, with the exception of 2009 as described above. State income tax returns are generally subject to examination for a period of three to five years after they are filed, although many states often receive extensions of time from the Company. In addition, states may examine the state impact of any federal changes for a period of up to one year after the states are formally notified of the changes. The Company currently has various state income tax returns in the process of examination or administrative appeals. No foreign income tax returns are currently in the process of examination or administrative appeal.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in the Company’s liability for unrecognized tax benefits during 2014, 2015 and 2016 (in thousands):

Liability at December 29, 2013	$21,544
Gross increase as a result of tax positions related to a prior period	913
Decrease related to statute of limitations expirations	(3,605)
Liability at December 28, 2014	$18,852
Gross increase as a result of tax positions related to a prior period	12,573
Gross increase as a result of tax positions related to the current period	3,841
Decrease related to statute of limitations expirations	(1,634)
Liability at December 31, 2015	$33,632
Gross increase as a result of tax positions related to a prior period	46,034
Gross increase as a result of tax positions related to the current period	449
Gross decrease as a result of tax positions related to a prior period	(2,591)
Decreases related to settlements with taxing authorities	(45,130)
Reclassifications to income taxes payable	(1,615)
Decrease related to statute of limitations expirations	(8,247)
Liability at December 31, 2016	$22,532
Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $1 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also maintains three small defined benefit pension plans for other employees and former employees and participates in several multiemployer pension plans on behalf of employees represented by certain unions. During 2011, two of these small Company-sponsored defined benefit pension plans were frozen. In March 2011, the pension plan benefits of The Baltimore Sun Company Retirement Plan for Mailers (the “Baltimore Mailers Plan”) were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Baltimore Mailers Union Local No. 888. In June 2011, the pension plan benefits of The Baltimore Sun Company Employees’ Retirement Plan were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Washington-Baltimore Newspaper Guild. The other small Company-sponsored defined benefit pension plan covers certain union employees covered by collective bargaining agreements and certain hourly employees not covered by a separate collective bargaining agreement. This plan is not frozen and represents less than 2% of the total projected benefit obligation for the Company-sponsored defined benefit pension plans at December 31, 2016.
Multiemployer Pension Plans—As discussed above, the Company contributes to various multiemployer pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if the Company chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on the unfunded status of the plan. The Company’s contributions to multiemployer pension plans were $3 million for each of 2016 and 2015, and $6 million for 2014. The contributions for 2014 include contributions related to multiemployer pension plans which were assumed by tronc subsequent to the Publishing Spin-off and totaled $3 million. Based on contributions reported in the most recent Form 5500 for the largest multiemployer pension plan, the Company’s contributions represent less than 5% of the plan’s total contributions. No multiemployer pension plan contributed to by the Company was individually significant. The Pension Protection Act of 2006 (“PPA”) zone status as of December 31, 2016 for the AFTRA Retirement Plan, which represented 94% of the Company’s contributions in 2016, was green based on the plan’s year-end at December 31, 2015. Pursuant to the PPA, a plan in the green zone is at least 80% funded. The Company’s participation in other plans was immaterial in 2016.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information for the Company’s defined benefit pension plans and other postretirement plans is provided below (in thousands):

	Pension Plans		Other Postretirement Plans
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Change in benefit obligations:
Projected benefit obligations, beginning of year	$1,986,971	$2,124,373	$10,055	$14,005
Service cost	692	709	—	81
Interest cost	82,724	81,815	320	451
Plan amendments	1,025	—	—	(3,887)
Impact of Medicare Reform Act	—	—	60	72
Actuarial loss (gain)	22,615	(114,431)	(496)	726
Benefits paid	(103,764)	(105,495)	(1,064)	(1,393)
Projected benefit obligations, end of year	1,990,263	1,986,971	8,875	10,055
Change in plans’ assets:
Fair value of plans’ assets, beginning of year	1,530,898	1,655,257	—	—
Actual return on plans’ assets	118,728	(19,113)	—	—
Employer contributions	—	249	1,064	1,393
Benefits paid	(103,764)	(105,495)	(1,064)	(1,393)
Fair value of plans’ assets, end of year	1,545,862	1,530,898	—	—
Under funded status of the plans	$(444,401)	$(456,073)	$(8,875)	$(10,055)
Amounts recognized in the Company’s Consolidated Balance Sheets consisted of (in thousands):

	Pension Plans		Other Postretirement Plans
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Employee compensation and benefits (1)	$—	$—	$(1,324)	$(1,409)
Pension obligations, net (2)	(444,401)	(456,073)	—	—
Postretirement medical, life and other benefits (2)	—	—	(7,551)	(8,646)
Net amount recognized	$(444,401)	$(456,073)	$(8,875)	$(10,055)

(1) Included in current liabilities within the Company’s Consolidated Balance Sheets.
(2) Included in non-current liabilities within the Company’s Consolidated Balance Sheets.
The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $1.990 billion and $1.987 billion at December 31, 2016 and December 31, 2015, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit (credit) cost for Company-sponsored plans were as follows (in thousands):

	Pension Plans			Other Postretirement Plans
	2016	2015	2014	2016	2015	2014
Service cost	$692	$709	$463	$—	$81	$328
Interest cost	82,724	81,815	82,109	320	451	1,466
Expected return on plans’ assets	(107,616)	(111,690)	(113,056)	—	—	—
Recognized actuarial (gain) loss	—	—	(159)	—	25	(22)
Amortization of prior service costs (credits)	90	—	—	(380)	(81)	—
Net periodic benefit (credit) cost	$(24,110)	$(29,166)	$(30,643)	$(60)	$476	$1,772
The amounts of net periodic benefit (credit) cost for Company-sponsored other post retirement plans applicable to continuing and discontinued operations were as follows (in thousands):

	Other Postretirement Plans
	2016	2015	2014
Continuing operations	$(60)	$476	$605
Discontinued operations	—	—	1,167
Net periodic benefit (credit) cost	$(60)	$476	$1,772
Amounts included in the accumulated other comprehensive loss component of shareholders’ equity for Company-sponsored plans were as follows (in thousands):

	Pension Plans		Other Postretirement Plans		Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Unrecognized net actuarial losses, net of tax	$(66,212)	$(59,217)	$(185)	$(488)	$(66,397)	$(59,705)
Unrecognized prior service (cost) credit, net of tax	(568)	—	2,082	2,314	1,514	2,314
Total	$(66,780)	$(59,217)	$1,897	$1,826	$(64,883)	$(57,391)
In accordance with ASC Topic 715, unrecognized net actuarial gains and losses will be recognized in net periodic pension expense over approximately 25 years, which represents the estimated average remaining life expectancy of the inactive participants receiving benefits, due to plans being frozen and participants are deemed inactive for purposes of determining remaining useful life. The Company’s policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were as follows:

	Pension Plans		Other Postretirement Plans
	2016	2015	2016	2015
Discount rate for expense	4.30%	3.95%	3.45%	3.30%
Discount rate for obligations	4.05%	4.30%	3.30%	3.45%
Increase in future salary levels for expense	—	3.50%	—	—
Increase in future salary levels for obligations	—	3.50%	—	—
Long-term rate of return on plans’ assets for expense	7.00%	7.25%	—	—
The Company utilizes the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for the Company’s benefit obligations.
The Company used a multi-pronged approach to determine its 7.00% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. See the “Plan Assets” section below for further information.
For purposes of measuring postretirement health care costs for 2016, the Company assumed a 6.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2024 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2016, the Company assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2024 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2016, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$8	$(7)
Projected benefit obligation	$233	$(213)
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actual allocations for the pension assets at December 31, 2016 and December 31, 2015 and target allocations by asset class were as follows:

	Percentage of Plan Assets
	Actual Allocations		Target Allocations
Asset category:	2016	2015	2016	2015
Equity securities	53.4%	51.5%	50.0%	50.0%
Fixed income securities	39.6%	41.6%	45.0%	45.0%
Cash and other short-term investments	1.0%	1.1%	—	—
Other alternative investments	6.0%	5.8%	5.0%	5.0%
Total	100.0%	100.0%	100.0%	100.0%
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth, by asset category, the Company’s pension plan assets as of December 31, 2016 and December 31, 2015, using the fair value hierarchy established under ASC Topic 820 and described in Note 10. The fair value hierarchy in the tables exclude certain investments which are valued using NAV as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$575,884	$—	$—	$575,884
Common/collective trusts	—	16,060	—	16,060
Fixed income:
U.S. government securities	—	200,782	—	200,782
Corporate bonds	—	264,451	—	264,451
Mortgage-backed and asset-backed securities	—	30,961	—	30,961
Other (1)	—	(9,155)	—	(9,155)
Pooled separate account	—	17,403	—	17,403
Total pension plan assets measured at fair value	$575,884	$520,502	$—	1,096,386
Pension plan assets measured at NAV as a practical expedient (2)				424,875
Pension plan assets measured at contract value:
Insurance contracts				24,601
Total pension plan assets				$1,545,862

(1) Other includes pending net security purchases of $58 million.
(2) In accordance with ASU 2015-07, certain common/collective trusts, the 103-12 investment entity, the international equity limited partnership, real estate, private equity and venture capital limited partnerships that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plan Assets as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$585,719	$—	$—	$585,719
Common/collective trusts	—	16,432	—	16,432
Fixed income:
U.S. government securities	—	167,969	—	167,969
Corporate bonds	—	246,739	—	246,739
Mortgage-backed and asset-backed securities	—	29,473	—	29,473
Other (1)	—	26,582	—	26,582
Pooled separate account	—	18,221	—	18,221
Loan fund limited partnership	—	29,852	—	29,852
Total pension plan assets measured at fair value	$585,719	$535,268	$—	1,120,987
Pension plan assets measured at NAV as a practical expedient (2)				385,705
Pension plan assets measured at contract value:
Insurance contracts				24,206
Total pension plan assets				$1,530,898

(1) Other includes pending net security purchases of $11 million.
(2) In accordance with ASU 2015-07, certain common/collective trusts, the 103-12 investment entity, the international equity limited partnership, real estate, private equity and venture capital limited partnerships that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
Registered investment companies are valued at exchange listed prices for exchange traded registered investment companies, which are classified in Level 1 of the fair value hierarchy.
Common/collective trusts are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective common/collective trusts. Common/collective trusts contain underlying assets valued based on pricing from observable market information in a non-active market and are classified in Level 2 of the fair value hierarchy.
U.S. government securities consist of investments in treasury securities, investment grade municipal securities and unrated or non-investment grade municipal securities and are classified in Level 2 of the fair value hierarchy. U.S. government bonds not traded on an active market are valued at a price which is based on a compilation of primarily observable market information or a broker quote in a non-active market, and are classified in Level 2 of the fair value hierarchy. Corporate bonds, mortgage-backed securities and asset-backed securities are valued using evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2 of the fair value hierarchy.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

observable differences. Therefore, the loan fund limited partnership is classified in Level 2 of the fair value hierarchy.
Cash Flows—In 2016, the Company made no contributions to its qualified pension plans and $1 million to its other postretirement plans. The Company does not expect to contribute to its qualified pension plans and expects to contribute $1 million to its other postretirement plans in 2017.
Expected Future Benefit Payments—Benefit payments expected to be paid under the Company’s qualified pension plans and other postretirement benefit plans are summarized below (in thousands). The benefit payments reflect expected future service, as appropriate.

	Qualified Pension Plan Benefits	Other Postretirement Benefits
2017	$116,559	$1,324
2018	$120,703	$1,167
2019	$123,020	$1,054
2020	$124,767	$943
2021	$125,797	$851
2022-2026	$628,264	$3,035
Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments. Effective January 1, 2010, the Company amended the Tribune Company 401(k) Savings Plan to provide for a matching contribution paid by the Company of 100% on the first 2% of eligible pay contributed by eligible employees and 50% on the next 4% of eligible pay contributed. The Tribune Company 401(k) Savings Plan was also amended to provide for an annual discretionary profit sharing contribution tied to the Company achieving certain financial targets. The Company made contributions of $16 million, $14 million and $21 million, to certain of its defined contribution plans in 2016, 2015 and 2014, respectively. The Company recorded compensation expense related to its defined contribution plans from continuing operations of $13 million in each of 2016 and 2015, and $11 million in 2014. These expenses are included in SG&A in the Company’s Consolidated Statements of Operations.
NOTE 15: CAPITAL STOCK
Common Stock and Warrants—As of the Effective Date, the Company issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. As described in Note 3, certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the years ended December 31, 2015 and December 28, 2014 on a net basis, 2,432,478 and 772,042 shares, respectively, of Class B Common Stock were converted into 2,432,478 and 772,042 shares, respectively, of Class A Common Stock. There were no conversions during the year ended December 31, 2016.
In addition, on the Effective Date, the Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock. The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the years ended December 31, 2016 and December 31, 2015, 163,077 and 1,718,652 Warrants, respectively, were exercised for 163,077 and 1,718,645 shares, respectively, of Class A Common Stock. During the year ended December 28, 2014, 4,875,048 Warrants were exercised for 4,850,072 shares of Class A Common Stock and 24,944 shares of Class B Common Stock. In addition, 16,898 shares, 9,536 shares and 5,682 shares of Class A Common Stock were issued in the form of unrestricted stock awards to certain members of the Board as compensation for retainer fees in 2016, 2015 and 2014, respectively (see Note 16 for further information). At December 31, 2016, the following amounts were issued: 128,232 Warrants, 100,416,516 shares of Class A Common Stock, of which 14,102,453 were held in treasury, and 5,605 shares of Class B Common Stock.
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
On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to Angelo, Gordon & Co., L.P. (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. “Registrable Securities” consist of Common Stock, securities convertible into or exchangeable for Common Stock and options, Warrants or other rights to acquire Common Stock. Registrable Securities will cease to be Registrable Securities, among other circumstances, upon their sale under a registration statement or pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Rights Agreement gives a Stockholder Group demand registration, shelf registration and piggyback registration rights. At any time, any Stockholder Group holding at least 5% of the outstanding Class A Common Stock (on a fully diluted basis) (a “Demand Holder”) has certain rights to demand the registration of Registrable Securities on an underwritten or non-underwritten basis, provided that certain conditions

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are met, including that the aggregate proceeds expected to be received is greater than the lesser of (i) $100 million and (ii) 2.5% of the market capitalization of the Company. Each Stockholder Group is permitted a limited number of demand registrations on Form S-1 (Oaktree Group – five and the AG Group and JPMorgan Group – each three) and an unlimited number of demand registrations on Form S-3. The Company is not required to file a demand registration statement within 90 days after the effective date of a previous registration statement (other than on Form S-8 or S-4). At any time that the Company is eligible for registration on Form S-3, any Demand Holder may demand the Company file a shelf registration statement covering Registrable Securities. The Stockholder Groups are also afforded unlimited registration rights (piggyback rights) on any registration statement (other than registrations on Form S-8 or S-4 or for rights offerings) filed by the Company with respect to securities of the same class or series covered by such registration statement. The Company has certain rights to suspend its obligations with respect to registrations under certain conditions or upon the happening of certain events (such as pending material corporate developments) for specified periods of time as set forth in the Registration Rights Agreement. The Registration Rights Agreement also includes other customary terms and conditions, including customary lock-up or “holdback” provisions binding the stockholders and the Company and indemnity and contribution obligations of the Company and the stockholders participating in a registration. The registration rights are only transferable to, subject to certain conditions, (i) an affiliate of a Stockholder Group or (ii) a transferee of a Stockholder Group if at least 5% of the Class A Common Stock (on a fully diluted basis) is being transferred to such transferee (and such transferee may not subsequently transfer its registration rights to any other person or entity, other than to a Stockholder Group). The Registration Rights Agreement terminates on December 31, 2022.
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

Common Stock Repurchases—On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. During 2016, the Company repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. As of December 31, 2016, the remaining authorized amount under the current authorization totaled approximately $168 million.
On October 13, 2014, the Board authorized a stock repurchase program, under which the Company could repurchase up to $400 million of its outstanding Class A Common Stock in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During 2014, the Company repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share which included 125,566 shares, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three business days of the first quarter of 2015. During fiscal 2015, the Company repurchased 6,569,056 shares of Class A Common Stock in open market transactions for $332 million at an average price of $50.59 per share. As of December 31, 2015, the Company repurchased the full $400 million of outstanding Class A Common Stock, totaling 7,670,216 shares, authorized under the repurchase program.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Warrants at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants.
On January 2, 2017, the Board authorized and declared a special cash dividend of $5.77 per share of Common Stock (the “2017 Special Cash Dividend”), which was paid on February 3, 2017 to holders of record of Common Stock and Warrants at the close of business on January 13, 2017, as further described in Note 23.
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2016		2015
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$23,215	$—	$—
Second quarter	0.25	22,959	0.25	24,100
Third quarter	0.25	22,510	0.25	23,620
Fourth quarter	0.25	21,612	0.25	23,555
Total quarterly cash dividends declared and paid	$1.00	$90,296	$0.75	$71,275
On February 14, 2017, the Board declared a quarterly cash dividend of $0.25 per share to be paid on March 27, 2017 to holders of record of Common Stock and Warrants as of March 13, 2017.
The payment of the cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of RSUs and PSUs each, as defined and described in Note 16. The DEUs will be reinvested in RSUs and PSUs and settled concurrently with the vesting of associated RSUs and PSUs. Pursuant to the Company’s policy, the forfeitable DEUs and dividends payable in cash are treated as a reduction of retained earnings or, the Company is in a retained deficit position, as a reduction of additional paid-in capital.
NOTE 16: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) was approved by the Company’s shareholders for the purpose of granting stock awards to officers and employees of the Company and its subsidiaries. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan, of which 4,432,504 shares were available for grant as of December 31, 2016. On May 5, 2016, the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, “2016 Equity Plans”) was approved by the Company’s shareholders for the purpose of granting stock awards to the Company’s Board members. There are 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 199,279 shares were available for grant as of December 31, 2016.
On March 1, 2013, the Compensation Committee of the Board adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers and employees of the Company and its subsidiaries. Stock awarded pursuant to the Equity Incentive Plan was limited to five percent of the outstanding Common Stock on a fully diluted basis as of the Effective Date. There were 5,263,000 shares of Common Stock authorized for issuance under the Equity Incentive Plan. Prior to the adoption of the 2016 Equity Plan, the Company had 616,332 shares of Class A Common Stock available for grant under the Equity Incentive Plan. Subsequent to the approval of the 2016 Equity Plans by the Company’s shareholders, no additional awards will be granted under the Equity Incentive Plan.
The Incentive Compensation Plan provides for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), stock appreciation (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”), restricted stock awards and other stock-based awards (collectively “Equity Awards”). The Directors Plan

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provides for the granting of shares, stock options and other stock-based awards (collectively “Director Equity Awards”). Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” the Company measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Company’s equity plans allow employees and directors to surrender to the Company shares of vested Common Stock upon vesting of their stock awards or at the time they exercise their NSOs in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes on Equity Awards in excess of minimum required statutory requirements.
Holders of RSUs and PSUs also receive DEUs until the RSUs or PSUs vest. See Note 15 for further information. The number of DEUs granted for each RSU or PSU is calculated based on the value of the dividends per share paid on the Company’s Common Stock and the closing price of the Company’s Common Stock on the dividend payment date. The DEUs vest with the underlying RSU or PSU.
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the 2016 Equity Plans, the exercise price of an NSO award cannot be less than the market price of the Class A Common Stock at the time the NSO award is granted and has a maximum contractual term of 10 years.
PSU awards generally cliff vest at the end of the three-year performance periods, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2016, 2017 and 2018. In the second quarter of 2016, the Company granted 214,416 supplemental PSU awards (“Supplemental PSUs”) to certain executive officers. A portion of the Supplemental PSUs will be eligible to vest until March 1, 2018 if a closing stock price of the Company’s Class A Common Stock is maintained for 10 consecutive trading days that equals or exceeds $44 and each increment $2 thereafter, up to a maximum of $64, as adjusted for dividends declared (each such increment, a “Stock Price Hurdle”). No Stock Price Hurdle will be counted twice, and none of the Supplemental PSUs will vest unless the minimum $44 Stock Price Hurdle (as adjusted) is achieved by March 1, 2018.
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
In connection with the Special Cash Dividend and pursuant to the terms of the Equity Incentive Plan, the number of the Company’s employees’ outstanding equity awards, and the exercise price of the NSOs, were adjusted to preserve the fair value of the awards immediately before and after the Special Cash Dividend. The Company’s Class A Common Stock began trading ex-dividend on March 23, 2015 (the “Ex-dividend Date”). The conversion ratio (the “Ratio”) used to adjust the awards was based on the ratio of (a) unaffected closing price of Class A Common Stock on the day before the Ex-dividend Date to (b) the opening price of Class A Common Stock on the Ex-dividend Date. As the above adjustments were made pursuant to existing anti-dilution provisions of the Equity Incentive Plan, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. The combined impact of this award activity is collectively referred to as the “Adjustments.” The Adjustments increased outstanding Equity Awards by 251,537 shares, which are separately included in the line item “Adjustments due to the Special Cash Dividend” in the tables below.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the Publishing Spin-off, and pursuant to the terms of the Equity Incentive Plan, the number of Tribune Media Company employees’ outstanding equity awards, and the exercise price of the NSOs, were adjusted to preserve the fair value of the awards immediately before and after the Publishing Spin-off. The conversion ratio (the “Spin-off Ratio”) used to adjust the awards was based on the ratio of (a) the sum of the pre-spin Tribune Media Company closing stock price and the tronc closing stock price (adjusted for the 4-for-1 distribution ratio) on the day prior to the Publishing Spin-off to (b) the post-spin Tribune Media Company closing stock price on the day of the Publishing Spin-off. As the above adjustments were made pursuant to existing anti-dilution provisions of the Equity Incentive Plan, which provisions also address other changes in capital structure such as dividends (other than regular dividends), stock splits, mergers or other changes in control events, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. All nonvested Equity Awards of the Company’s employees that became employees of tronc were cancelled as tronc replaced the Equity Awards for its employees with new equity awards in its stock. The combined impact of this award activity is collectively referred to as the “Spin-off Adjustments.” The Spin-off Adjustments resulted in the net decrease of approximately 90,525 outstanding Equity Awards, which are separately included in the line item “Adjustments due to Publishing Spin-off” in the tables below.
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
In connection with the 2017 Special Cash Dividend, as further described in Note 23, and pursuant to the terms of the Incentive Compensation Plan, the Company expects to adjust employees’ outstanding equity awards, and the exercise price of the NSOs, to preserve the fair value of the awards immediately before and after the 2017 Special Cash Dividend which would increase the number of outstanding Equity Awards, and associated DEUs, by approximately 720,000 shares in the first quarter of 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the weighted-average assumptions used to determine the fair value of NSO awards granted during 2016 and 2015:

	2016	2015
Risk-free interest rate	1.35%	1.71%
Expected dividend yield	3.36%	0.17%
Expected stock price volatility	36.54%	44.47%
Expected life (in years)	6.25	6.25
The Company determines the fair value of PSU, RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Class A Common Stock on the date of the grant. The Company determined the fair value of Supplemental PSUs using a Monte Carlo simulation model.
Stock-based compensation expense for the years ended December 31, 2016, December 31, 2015 and December 28, 2014 totaled $37 million, $32 million, and $28 million respectively, including the expense attributable to discontinued operations of $4 million, $2 million and $3 million, respectively.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity, weighted average exercise prices and weighted average fair values related to the NSOs is as follows (shares in thousands):

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 29, 2013	352	$57.32	$28.00	9.4	$7,134
Granted	770	79.59	42.24
Exercised	(25)	56.93	27.79
Cancelled	(4)	56.73	27.82
Forfeited	(84)	66.60	34.21
Adjustments due to the Publishing Spin-off (1)	(34)	*	*
Outstanding, December 28, 2014 (2)	975	$70.90	$37.15	9.0	$1,164
Granted	449	57.91	25.81
Exercised	(3)	49.40	23.86
Cancelled	(31)	64.01	33.63
Forfeited	(160)	60.20	29.88
Adjustment due to the Special Cash Dividend	145	*	*
Outstanding, December 31, 2015 (2)	1,375	$60.62	$30.47	8.3	$—
Granted	1,363	30.43	7.46
Cancelled	(67)	60.45	30.55
Forfeited	(275)	39.89	15.04
Outstanding, December 31, 2016 (2)	2,396	45.82	19.15	8.2	6,163
Vested and exercisable, December 31, 2016 (2)	563	$61.14	$31.23	7.0	$—

*	Not meaningful

(1)
As of the date of the Publishing Spin-off, 90,086 of NSOs attributable to employees of tronc were cancelled, offset by an increase of 56,071 NSOs to preserve the intrinsic value of outstanding NSOs attributable to Tribune Media Company employees, while also preserving the fair value of the awards immediately before and after the Publishing Spin-off.

(2)
The weighted average exercise price and weighted-average fair value of options outstanding as of the end of each reporting period reflect the adjustments to the awards as a result of the Publishing Spin-off and the Special Cash Dividend, as applicable.

For RSUs granted prior to the Ex-dividend Date, the weighted-average fair values reflect the historical values without giving effect to the Special Cash Dividend. As noted above, as of the Ex-dividend Date, an adjustment was made to increase the number of outstanding RSUs to preserve the fair value of the awards.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the RSUs is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding, December 29, 2013	402	$57.69	3.1
Granted	521	78.58
Vested	(149)	63.70
Forfeited	(86)	68.10
Adjustments due to the Publishing Spin-off (1)	(55)	*
Outstanding and nonvested, December 28, 2014	633	$68.76	2.7
Granted	457	57.18
Dividend equivalent units granted	16	41.71
Vested	(203)	66.65
Forfeited	(151)	58.80
Dividend equivalent units forfeited	(1)	44.26
Adjustment due to the Special Cash Dividend	89	*
Outstanding and nonvested, December 31, 2015 (2)	840	$58.39	2.3
Granted	824	29.97
Dividend equivalent units granted	34	37.20
Vested	(307)	58.44
Dividend equivalent units vested	(6)	41.32
Forfeited	(151)	42.25
Dividend equivalent units forfeited	(3)	39.01
Outstanding and nonvested, December 31, 2016 (2)(3)	1,231	$40.92	1.3

* Not meaningful

(1)
As of the date of the Publishing Spin-off, 94,365 of RSUs attributable to employees of tronc were cancelled, offset by an increase of 38,846 RSUs to preserve the fair value of outstanding RSUs attributable to Tribune Media Company employees.

(2) The weighted average fair value of outstanding RSUs as of the end of each reporting period reflects the adjustment for the Publishing Spin-off and the Special Cash Dividend, as applicable.
(3) Includes 22,309 RSUs which were granted to foreign employees and which the Company expects to settle in cash. These RSUs generally vest over a four year period. The fair value of these RSUs at December 31, 2015 was not material.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the restricted and unrestricted stock awards is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding, December 29, 2013	34	$57.58	2.0
Granted	6	77.40
Vested	(23)	63.74
Outstanding and nonvested, December 28, 2014	17	$56.80	1.0
Granted	12	60.07
Vested	(27)	58.24
Forfeited	(2)	56.80
Outstanding and nonvested, December 31, 2015	—	$—	0.0
Granted	17	33.73
Vested	(17)	33.73
Outstanding and nonvested, December 31, 2016	—	$—	0.0
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

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Granted	55	79.16
Forfeited	(11)	75.92
Adjustment due to the Publishing Spin-off	(1)	*
Outstanding and nonvested, December 28, 2014	43	$74.35	1.3
Granted	66	68.10
Dividend equivalent units granted	3	41.86
Forfeited	(17)	64.89
Adjustment due to Special Cash Dividend (1)	12	*
Outstanding and nonvested, December 31, 2015 (1)(2)	107	$65.50	0.6
Granted	295	21.26
Dividend equivalent units granted	10	37.50
Vested	(56)	65.06
Dividend equivalent units vested	(1)	41.64
Forfeited	(8)	49.85
Outstanding and nonvested, December 31, 2016 (2)	347	$27.23	1.1

* Not meaningful
(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.
(2) The weighted average fair value of outstanding PSUs reflect the adjustment for the Special Cash Dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested awards	$52,444	2.4
NOTE 17: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of December 31, 2016, there were 51,032 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing income (loss) from continuing operations, (loss) income from discontinued operations, and net (loss) income, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing income (loss) from continuing operations, (loss) income from discontinued operations, and net income (loss), respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the years ended December 31, 2016, December 31, 2015 and December 28, 2014, 180,259, 877,233 and 3,372,145, respectively, of the weighted-average Warrants outstanding have been excluded from the below table.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	2016	2015	2014
EPS numerator:
Income (loss) from continuing operations, as reported	$87,040	$(315,337)	$476,619
Less: Dividends distributed to Warrants	161	325	—
Less: Undistributed earnings allocated to Warrants	—	—	16,063
Income (loss) from continuing operations attributable to common shareholders for basic EPS	$86,879	$(315,662)	$460,556
Add: Undistributed earnings allocated to dilutive securities	—	—	38
Income (loss) from continuing operations attributable to common shareholders for diluted EPS	$86,879	$(315,662)	$460,594

(Loss) income from discontinued operations, as reported	$(72,794)	$(4,581)	$44
Less: Undistributed earnings allocated to Warrants	—	—	1
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted EPS	$(72,794)	$(4,581)	$43

Net income (loss) attributable to common shareholders for basic EPS	$14,085	$(320,243)	$460,599

Net income (loss) attributable to common shareholders for diluted EPS	$14,085	$(320,243)	$460,637

EPS denominator:
Weighted average shares outstanding - basic	90,244	94,686	96,689
Impact of dilutive securities	392	—	234
Weighted average shares outstanding - diluted	90,636	94,686	96,923

Basic Earnings (Loss) Per Common Share from:
Continuing Operations	$0.96	$(3.33)	$4.76
Discontinued Operations	(0.80)	(0.05)	—
Net Earnings (Loss) Per Common Share	$0.16	$(3.38)	$4.76

Diluted Earnings (Loss) Per Common Share from:
Continuing Operations	$0.96	$(3.33)	$4.75
Discontinued Operations	(0.80)	(0.05)	—
Net Earnings (Loss) Per Common Share	$0.16	$(3.38)	$4.75

Since the Company was in a net loss position for the year ended December 31, 2015, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 1,778,194, 2,002,476 and 651,774 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the years ended December 31, 2016, December 31, 2015 and December 28, 2014, respectively.

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
The following table summarizes the activity for each component of accumulated other comprehensive (loss) income, net of taxes (in thousands):

	Unrecognized Benefit Plan Losses	Foreign Currency Translation Adjustments (1)	Unrecognized Gain on Marketable Securities	Total
Balance at December 28, 2014	$(49,323)	$(2,665)	$5,447	$(46,541)
Other comprehensive loss	(8,068)	(13,099)	(3,308)	(24,475)
Balance at December 31, 2015	(57,391)	(15,764)	2,139	(71,016)
Other comprehensive (loss) income	(7,492)	(4,210)	936	(10,766)
Balance at December 31, 2016	$(64,883)	$(19,974)	$3,075	$(81,782)

(1)
The changes included a loss of $2 million in each of 2016 and 2015, net of taxes, related to the Company’s 32.1% investment interest in CareerBuilder and the Company’s 31.3% investment interest in TV Food Network. See Note 8 for the discussion of the Company’s equity-method investments.

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
Oaktree is affiliated with funds that held between 10% and 15% of the outstanding shares of HWW at the time the Company’s acquisition of HWW (see Note 4) was consummated and accordingly received a proportional share of the purchase price. The entry into the agreement was approved by the Company’s Audit Committee in accordance with the terms of the Company’s related person transactions policy.
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $31 million and $38 million of the Company’s Term B Loans and Former Term Loans at December 31, 2016 and December 31, 2015, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20: BUSINESS SEGMENTS
The Company’s business consists of Television and Entertainment operations and the management of certain owned real estate assets. The Company also holds a variety of investments, including equity investments in TV Food Network and CareerBuilder. The Company’s Digital and Data operations, which had previously been presented as a separate reportable segment, are reported in discontinued operations (see Note 2 for further information).
Television and Entertainment is a reportable segment which provides audiences across the country with news, entertainment and sports programming, including content produced by Tribune Studios and its production partners, on Tribune Broadcasting local television stations and their websites, WGN America and other digital assets. The Company’s 42 local television stations (including the three stations to which the Company provides certain services under SSAs with Dreamcatcher) consist of 14 FOX television affiliates, 12 CW Network, LLC television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 2 NBC television affiliates and 5 independent television stations. Additionally, the Television and Entertainment segment includes the digital multicast network services through Antenna TV and through the operation and distribution of THIS TV; WGN America, a national general entertainment cable network; Tribune Studios, a development and production studio; and radio program services on WGN-AM, a Chicago radio station.
Corporate and Other includes the Company’s real estate operating segment responsible for the management of certain owned real estate assets, including revenues from leasing office and production facilities and any gains or losses from the sales of owned real estate, as well as certain administrative activities associated with operating the Company’s corporate office functions and managing the Company’s predominantly frozen company-sponsored defined benefit pension plans. Corporate and Other is not a reportable segment but is included below for reconciliation purposes.
No single customer provides more than 10% of the Company’s consolidated revenues. In determining operating profit for each segment, none of the following items have been included: income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs or income taxes. Assets represent those tangible and intangible assets used in the operations of each segment.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes business segment financial data for the fiscal years ended December 31, 2016, December 31, 2015 and December 28, 2014 (in thousands):

	2016	2015	2014
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$1,909,896	$1,752,542	$1,725,641
Corporate and Other	38,034	49,425	54,984
Total operating revenues	$1,947,930	$1,801,967	$1,780,625
Operating Profit (Loss) from Continuing Operations (1)(2)
Television and Entertainment	$324,837	$(175,140)	$337,431
Corporate and Other	108,737	(94,195)	(32,607)
Total operating profit (loss)	$433,574	$(269,335)	$304,824
Depreciation from Continuing Operations (3)
Television and Entertainment	$45,083	$48,437	$50,262
Corporate and Other	13,742	16,117	12,181
Total depreciation	$58,825	$64,554	$62,443
Amortization from Continuing Operations (3)
Television and Entertainment	$166,664	$166,404	$197,054
Total amortization	$166,664	$166,404	$197,054
Capital Expenditures
Television and Entertainment	$59,167	$33,173	$34,149
Corporate and Other	16,944	32,285	35,892
Discontinued Operations	23,548	23,626	19,397
Total capital expenditures	$99,659	$89,084	$89,438
Assets
Television and Entertainment	$7,484,591	$7,764,890
Corporate and Other (4)(5)	1,228,526	1,032,409
Assets held for sale (6)	687,934	911,564
Total assets	$9,401,051	$9,708,863

(1)	See Note 2 for the disclosures of operating revenues and operating profit included in discontinued operations for the historical periods.

(2)	Operating profit (loss) for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs and income taxes.

(3)
Depreciation from discontinued operations totaled $14 million, $10 million and $26 million for the years ended December 31, 2016, December 31, 2015 and December 28, 2014. Amortization from discontinued operations totaled $30 million, $29 million and $25 million for the years ended December 31, 2016, December 31, 2015 and December 28, 2014.

(4)
December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.

(5)
As of December 31, 2016 and December 31, 2015, Corporate total assets included $18 million related to restricted cash held to satisfy remaining claim obligations to holders of priority claims and fees earned by professional advisors during Chapter 11 proceedings (see Note 3). Corporate and Other assets include certain real estate assets (see Note 2) as well as the Company’s equity investment in CareerBuilder.

(6)	See Note 2 and Note 6 for information regarding assets held for sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	2016
	Quarters				Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$455,875	$468,134	$460,164	$525,723	$1,909,896
Other	12,597	11,662	9,874	3,901	38,034
Total operating revenues	$468,472	$479,796	$470,038	$529,624	$1,947,930
Operating Profit (Loss)
Television and Entertainment	$58,605	$83,346	$46,024	$136,862	$324,837
Corporate and Other	(28,613)	(27,140)	188,146	(23,656)	108,737
Total operating profit	29,992	56,206	234,170	113,206	433,574
Income on equity investments, net	38,252	44,306	31,737	33,861	148,156
Interest and dividend income	132	228	476	390	1,226
Interest expense	(38,141)	(38,071)	(38,296)	(38,211)	(152,719)
Other non-operating gain (loss), net (1)	496	(75)	57	4,949	5,427
Reorganization items, net (2)	(434)	(366)	(434)	(188)	(1,422)
Income from Continuing Operations Before Income Taxes	30,297	62,228	227,710	114,007	434,242
Income tax expense	15,195	214,856	73,871	43,280	347,202
Income (Loss) from Continuing Operations	15,102	(152,628)	153,839	70,727	87,040
Loss from Discontinued Operations, net of taxes	(4,009)	(8,935)	(8,074)	(51,776)	(72,794)
Net Income (Loss)	$11,093	$(161,563)	$145,765	$18,951	$14,246

Basic Earnings (Loss) Per Common Share from:
Continuing Operations	$0.16	$(1.66)	$1.71	$0.81	$0.96
Discontinued Operations	(0.04)	(0.10)	(0.09)	(0.59)	(0.80)
Net Earnings (Loss) Per Common Share	$0.12	$(1.76)	$1.62	$0.22	$0.16

Diluted Earnings (Loss) Per Common Share from:
Continuing Operations	$0.16	$(1.66)	$1.70	$0.81	$0.96
Discontinued Operations	(0.04)	(0.10)	(0.09)	(0.59)	(0.80)
Net Earnings (Loss) Per Common Share	$0.12	$(1.76)	$1.61	$0.22	$0.16

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2015
	Quarters				Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$410,300	$446,107	$430,610	$465,525	$1,752,542
Other	12,267	12,309	12,365	12,484	49,425
Total operating revenues	$422,567	$458,416	$442,975	$478,009	$1,801,967
Operating Profit (Loss)
Television and Entertainment	$79,348	$47,060	$63,696	$(365,244)	$(175,140)
Corporate and Other	(21,941)	(21,912)	(18,660)	(31,682)	(94,195)
Total operating profit (loss)	57,407	25,148	45,036	(396,926)	(269,335)
Income on equity investments, net	36,934	45,913	36,987	27,125	146,959
Interest and dividend income	326	—	148	246	720
Interest expense	(35,140)	(36,315)	(38,659)	(38,473)	(148,587)
Loss on extinguishment of debt	—	(37,040)	—	—	(37,040)
Gain on investment transactions, net (1)	687	8,133	3,250	103	12,173
Other non-operating gain, net (1)	—	209	1,396	5,623	7,228
Reorganization items, net (2)	(992)	(628)	188	(105)	(1,537)
Income (Loss) from Continuing Operations Before Income Taxes	59,222	5,420	48,346	(402,407)	(289,419)
Income tax expense (benefit)	22,613	2,624	14,510	(13,829)	25,918
Income (Loss) from Continuing Operations	36,609	2,796	33,836	(388,578)	(315,337)
(Loss) Income from Discontinued Operations, net of taxes	(192)	(6,061)	(5,978)	7,650	(4,581)
Net Income (Loss)	$36,417	$(3,265)	$27,858	$(380,928)	$(319,918)

Basic Earnings (Loss) Per Common Share from:
Continuing Operations	$0.37	$0.03	$0.35	$(4.15)	$(3.33)
Discontinued Operations	0.00	(0.07)	(0.06)	0.08	(0.05)
Net Earnings (Loss) Per Common Share	$0.37	$(0.04)	$0.29	$(4.07)	$(3.38)

Diluted Earnings (Loss) Per Common Share from:
Continuing Operations	$0.37	$0.03	$0.35	$(4.15)	$(3.33)
Discontinued Operations	0.00	(0.07)	(0.06)	0.08	(0.05)
Net Earnings (Loss) Per Common Share	$0.37	$(0.04)	$0.29	$(4.07)	$(3.38)

(1) See Note 5 to the Company’s consolidated financial statements for information pertaining to non-operating items recorded in 2016 and 2015.
(2) See Note 3 to the Company’s consolidated financial statements for information pertaining to reorganization items recorded in 2016 and 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company is the Issuer of the registered debt (see Note 9) and such debt is guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are direct or indirect 100% owned domestic subsidiaries of the Company. The Company’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, and all guarantees are full and unconditional. The subsidiaries of the Company that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”) are direct or indirect subsidiaries of the Company that primarily include the Company’s international operations.
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
In lieu of providing separate audited financial statements for the Subsidiary Guarantors, the Company has included the accompanying condensed consolidating financial statements in accordance with the requirements of Rule 3-10(f) of SEC Regulation S-X. The following Condensed Consolidating Financial Statements present the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows of Tribune Media Company, the Subsidiary Guarantors, the Non-guarantor Subsidiaries and the eliminations necessary to arrive at the Company’s information on a consolidated basis.
These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,938,116	$9,814	$—	$1,947,930

Programming and direct operating expenses	—	902,843	3,490	—	906,333
Selling, general and administrative	97,022	491,753	3,445	—	592,220
Depreciation and amortization	11,249	201,504	12,736	—	225,489
Impairment of goodwill and other intangible assets	—	3,400	—	—	3,400
Gain on sales of real estate, net	—	(213,086)	—	—	(213,086)
Total Operating Expenses	108,271	1,386,414	19,671	—	1,514,356

Operating (Loss) Profit	(108,271)	551,702	(9,857)	—	433,574

(Loss) income on equity investments, net	(2,549)	150,705	—	—	148,156
Interest and dividend income	1,149	77	—	—	1,226
Interest expense	(151,893)	—	(826)	—	(152,719)
Other non-operating items, net	4,005	—	—	—	4,005
Intercompany income (charges)	103,327	(102,979)	(348)	—	—
(Loss) Income from Continuing Operations before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(154,232)	599,505	(11,031)	—	434,242
Income tax expense	13,610	231,136	102,456	—	347,202
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	254,882	(1,283)	—	(253,599)	—
Income (Loss) from Continuing Operations	$87,040	$367,086	$(113,487)	$(253,599)	$87,040
(Loss) Income from Discontinued Operations, net of taxes	(72,794)	(62,777)	2,023	60,754	(72,794)
Net Income (Loss)	$14,246	$304,309	$(111,464)	$(192,845)	$14,246

Comprehensive Income (Loss)	$3,480	$301,913	$(113,279)	$(188,634)	$3,480

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,788,828	$13,139	$—	$1,801,967

Programming and direct operating expenses	—	903,844	8,338	—	912,182
Selling, general and administrative	95,163	446,370	1,532	—	543,065
Depreciation and amortization	7,465	210,465	13,028	—	230,958
Impairment of goodwill and other intangible assets	—	385,000	—	—	385,000
Loss on sales of real estate, net	—	97	—	—	97
Total Operating Expenses	102,628	1,945,776	22,898	—	2,071,302

Operating Loss	(102,628)	(156,948)	(9,759)	—	(269,335)

(Loss) income on equity investments, net	(240)	147,199	—	—	146,959
Interest and dividend income	510	208	2	—	720
Interest expense	(147,616)	(5)	(966)	—	(148,587)
Loss on extinguishment of debt	(37,040)	—	—	—	(37,040)
Gain on investment transactions, net	791	8,132	3,250	—	12,173
Other non-operating items, net	7,880	(2,189)	—	—	5,691
Intercompany income (charges)	90,993	(90,637)	(356)	—	—
(Loss) Income from Continuing Operations before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(187,350)	(94,240)	(7,829)	—	(289,419)
Income tax (benefit) expense	(72,742)	101,450	(2,790)	—	25,918
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(200,729)	(1,698)	—	202,427	—
(Loss) Income from Continuing Operations	$(315,337)	$(197,388)	$(5,039)	$202,427	$(315,337)
(Loss) Income from Discontinued Operations, net of taxes	(4,581)	420	(3,796)	3,376	(4,581)
Net (Loss) Income	$(319,918)	$(196,968)	$(8,835)	$205,803	$(319,918)

Comprehensive (Loss) Income	$(344,393)	$(201,018)	$(19,003)	$220,021	$(344,393)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 28, 2014
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,775,555	$5,070	$—	$1,780,625

Programming and direct operating expenses	—	717,791	1,072	—	718,863
Selling, general and administrative	67,211	447,405	4,515	—	519,131
Depreciation and amortization	2,162	244,820	12,515	—	259,497
Gain on sales of real estate	—	(21,690)	—	—	(21,690)
Total Operating Expenses	69,373	1,388,326	18,102	—	1,475,801

Operating (Loss) Profit	(69,373)	387,229	(13,032)	—	304,824

Income on equity investments, net	—	236,713	—	—	236,713
Interest and dividend income	961	250	53	—	1,264
Interest expense	(139,067)	(1,440)	(1,122)	—	(141,629)
Gain on investment transaction, net	—	371,785	—	—	371,785
Other non-operating items, net	(8,563)	(3,537)	28	—	(12,072)
Intercompany income (charges)	75,808	(76,285)	477	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(140,234)	914,715	(13,596)	—	760,885
Income tax (benefit) expense	(50,781)	342,730	(7,683)	—	284,266
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	579,624	(1,145)	—	(578,479)	—
Income (Loss) from Continuing Operations	490,171	570,840	(5,913)	(578,479)	476,619
(Loss) Income from Discontinued Operations, net of taxes	(13,508)	(5,917)	11,492	7,977	44
Net Income (Loss)	$476,663	$564,923	$5,579	$(570,502)	$476,663

Comprehensive Income (Loss)	$291,527	$562,558	$5,191	$(567,749)	$291,527

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$574,638	$720	$2,300	$—	$577,658
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Accounts receivable, net	198	428,254	660	—	429,112
Broadcast rights	—	155,266	2,551	—	157,817
Income taxes receivable	—	9,056	—	—	9,056
Current assets held for sale	—	37,300	25,305	—	62,605
Prepaid expenses	11,640	24,074	148	—	35,862
Other	4,894	1,729	1	—	6,624
Total current assets	608,936	656,399	30,965	—	1,296,300
Properties
Property, plant and equipment	55,529	547,601	107,938	—	711,068
Accumulated depreciation	(21,635)	(159,472)	(6,041)	—	(187,148)
Net properties	33,894	388,129	101,897	—	523,920

Investments in subsidiaries	10,502,544	106,486	—	(10,609,030)	—

Other Assets
Broadcast rights	—	153,374	83	—	153,457
Goodwill	—	3,220,300	7,630	—	3,227,930
Other intangible assets, net	—	1,729,829	89,305	—	1,819,134
Non-current assets held for sale	—	531,376	93,953	—	625,329
Investments	19,079	1,637,909	17,895	—	1,674,883
Intercompany receivables	2,326,261	5,547,542	358,834	(8,232,637)	—
Intercompany loan receivable	27,000	—	—	(27,000)	—
Other	51,479	75,191	2,707	(49,279)	80,098
Total other assets	2,423,819	12,895,521	570,407	(8,308,916)	7,580,831
Total Assets	$13,569,193	$14,046,535	$703,269	$(18,917,946)	$9,401,051

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$29,827	$29,703	$1,023	$—	$60,553
Debt due within one year	15,921	—	4,003	—	19,924
Income taxes payable	—	21,130	36	—	21,166
Contracts payable for broadcast rights	—	238,497	2,758	—	241,255
Deferred revenue	—	13,593	97	—	13,690
Interest payable	30,301	—	4	—	30,305
Current liabilities held for sale	—	44,763	9,521	—	54,284
Other	38,867	70,589	220	—	109,676
Total current liabilities	114,916	418,275	17,662	—	550,853

Non-Current Liabilities
Long-term debt	3,380,860	—	10,767	—	3,391,627
Intercompany loan payable	—	27,000	—	(27,000)	—
Deferred income taxes	—	871,923	161,604	(49,279)	984,248
Contracts payable for broadcast rights	—	314,755	85	—	314,840
Contract intangible liability, net	—	12	—	—	12
Intercompany payables	6,065,424	1,912,259	254,954	(8,232,637)	—
Other	468,227	50,227	20	—	518,474
Non-current liabilities held for sale	—	86,517	8,797	—	95,314
Total non-current liabilities	9,914,511	3,262,693	436,227	(8,308,916)	5,304,515
Total Liabilities	10,029,427	3,680,968	453,889	(8,308,916)	5,855,368

Shareholders’ Equity (Deficit)
Common Stock	100	—	—	—	100
Treasury Stock	(632,207)	—	—	—	(632,207)
Additional paid-in-capital	4,561,760	9,486,179	289,818	(9,775,997)	4,561,760
Retained (deficit) earnings	(308,105)	888,088	(33,961)	(854,127)	(308,105)
Accumulated other comprehensive (loss) income	(81,782)	(8,700)	(12,394)	21,094	(81,782)
Total Tribune Media Company shareholders’ equity (deficit)	3,539,766	10,365,567	243,463	(10,609,030)	3,539,766
Noncontrolling interests	—	—	5,917	—	5,917
Total shareholders’ equity (deficit)	3,539,766	10,365,567	249,380	(10,609,030)	3,545,683
Total Liabilities and Shareholders’ Equity (Deficit)	$13,569,193	$14,046,535	$703,269	$(18,917,946)	$9,401,051

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$235,508	$7,011	$5,301	$—	$247,820
Restricted cash and cash equivalents	17,595	—	—	—	17,595
Accounts receivable, net	672	415,117	1,088	—	416,877
Broadcast rights	—	157,538	2,702	—	160,240
Income taxes receivable	—	42,683	—	—	42,683
Current assets held for sale	—	49,784	22,914	—	72,698
Prepaid expenses	16,747	40,333	155	—	57,235
Other	4,494	2,299	4	—	6,797
Total current assets	275,016	714,765	32,164	—	1,021,945
Properties
Property, plant and equipment	47,909	604,911	105,427	—	758,247
Accumulated depreciation	(10,607)	(126,944)	(5,126)	—	(142,677)
Net properties	37,302	477,967	100,301	—	615,570

Investments in subsidiaries	10,374,921	104,432	—	(10,479,353)	—

Other Assets
Broadcast rights	—	203,376	46	—	203,422
Goodwill	—	3,220,300	7,924	—	3,228,224
Other intangible assets, net	—	1,889,646	100,356	—	1,990,002
Non-current assets held for sale	—	739,954	98,910	—	838,864
Investments	18,276	1,659,029	15,395	—	1,692,700
Intercompany receivables	1,560,781	4,265,957	331,873	(6,158,611)	—
Intercompany loan receivable	27,000	—	—	(27,000)	—
Other (1)	189,517	113,412	2,509	(187,302)	118,136
Total other assets	1,795,574	12,091,674	557,013	(6,372,913)	8,071,348
Total Assets	$12,482,813	$13,388,838	$689,478	$(16,852,266)	$9,708,863

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$29,799	$22,755	$1,318	$—	$53,872
Debt due within one year (1)	15,874	—	3,988	—	19,862
Income taxes payable	—	2,373	—	—	2,373
Contracts payable for broadcast rights	—	233,660	3,016	—	236,676
Deferred revenue	—	14,719	30	—	14,749
Interest payable	33,826	—	2	—	33,828
Current liabilities held for sale	—	43,204	16,758	—	59,962
Other	44,615	74,628	235	—	119,478
Total current liabilities	124,114	391,339	25,347	—	540,800

Non-Current Liabilities
Long-term debt (1)	3,394,753	—	14,736	—	3,409,489
Intercompany loan payable	—	27,000	—	(27,000)	—
Deferred income taxes	—	909,521	168,487	(187,302)	890,706
Contracts payable for broadcast rights	—	385,052	55	—	385,107
Contract intangible liability, net	—	13,772	—	—	13,772
Intercompany payables	4,651,615	1,398,655	108,341	(6,158,611)	—
Other	486,133	51,488	23	—	537,644
Non-current liabilities held for sale	—	88,391	11,232	—	99,623
Total non-current liabilities	8,532,501	2,873,879	302,874	(6,372,913)	5,336,341
Total Liabilities	8,656,615	3,265,218	328,221	(6,372,913)	5,877,141

Shareholders’ Equity (Deficit)
Common Stock	100	—	—	—	100
Treasury Stock	(400,153)	—	—	—	(400,153)
Additional paid-in-capital	4,619,618	9,529,071	288,814	(9,817,885)	4,619,618
Retained (deficit) earnings	(322,351)	600,853	77,498	(678,351)	(322,351)
Accumulated other comprehensive (loss) income	(71,016)	(6,304)	(10,579)	16,883	(71,016)
Total Tribune Media Company shareholders’ equity (deficit)	3,826,198	10,123,620	355,733	(10,479,353)	3,826,198
Noncontrolling interests	—	—	5,524	—	5,524
Total shareholders’ equity (deficit)	3,826,198	10,123,620	361,257	(10,479,353)	3,831,722
Total Liabilities and Shareholders’ Equity (Deficit)	$12,482,813	$13,388,838	$689,478	$(16,852,266)	$9,708,863

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(4,987)	$395,861	$(106,711)	$—	$284,163

Investing Activities
Capital expenditures	(10,199)	(82,043)	(7,417)	—	(99,659)
Investments	(850)	(2,643)	(2,500)	—	(5,993)
Proceeds from sales of real estate and other assets	—	507,011	681	—	507,692
Transfers from restricted cash	—	297	—	—	297
Intercompany dividends	3,326	—	—	(3,326)	—
Net cash (used in) provided by investing activities	(7,723)	422,622	(9,236)	(3,326)	402,337

Financing Activities
Repayments of long-term debt	(23,792)	—	(4,050)	—	(27,842)
Long-term debt issuance costs	(736)	—	—	—	(736)
Payment of dividends	(90,296)	—	—	—	(90,296)
Settlements of contingent consideration, net	—	(750)	(2,886)	—	(3,636)
Common stock repurchases	(232,065)	—	—	—	(232,065)
Tax withholdings related to net share settlements of share-based awards	(4,553)	—	—	—	(4,553)
Contributions from noncontrolling interests	—	—	393	—	393
Intercompany dividends	—	(3,326)	—	3,326	—
Change in intercompany receivables and payables (1)	703,282	(822,934)	119,652	—	—
Net cash provided by (used in) financing activities	351,840	(827,010)	113,109	3,326	(358,735)

Net Increase (Decrease) in Cash and Cash Equivalents	339,130	(8,527)	(2,838)	—	327,765
Cash and cash equivalents, beginning of year	235,508	13,054	14,082	—	262,644
Cash and cash equivalents, end of year	$574,638	$4,527	$11,244	$—	$590,409

Cash and Cash Equivalents are Comprised of:
Cash and cash equivalents	$574,638	$720	$2,300	$—	$577,658
Cash and cash equivalents classified as assets held for sale	—	3,807	8,944	—	12,751
Cash and cash equivalents, end of year	$574,638	$4,527	$11,244	$—	$590,409

(1) Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(47,422)	$190,327	$(116,961)	$—	$25,944

Investing Activities
Capital expenditures	(20,775)	(64,318)	(3,991)	—	(89,084)
Investments	(15,000)	(542)	(7,500)	—	(23,042)
Acquisitions, net of cash acquired	—	(5,109)	(69,850)	—	(74,959)
Proceeds from sales of real estate and other assets	—	4,930	—	—	4,930
Transfers from restricted cash	—	1,112	—	—	1,112
Distributions from equity investments	—	10,328	—	—	10,328
Proceeds from sales of investments	103	36,579	8,300	—	44,982
Net cash used in investing activities	(35,672)	(17,020)	(73,041)	—	(125,733)

Financing Activities
Long-term borrowings	1,100,000	—	—	—	1,100,000
Repayments of long-term debt	(1,110,159)	(54)	(4,049)	—	(1,114,262)
Long-term debt issuance costs	(20,202)	—	—	—	(20,202)
Payment of dividends	(719,919)	—	—	—	(719,919)
Settlements of contingent consideration, net	—	4,088	(2,914)	—	1,174
Common stock repurchases	(339,942)	—	—	—	(339,942)
Change in excess tax benefits from stock-based awards	(868)	—	—	—	(868)
Tax withholdings related to net share settlements of share-based awards	(4,421)	—	—	—	(4,421)
Proceeds from stock option exercises	166	—	—	—	166
Contributions from noncontrolling interests	—	—	5,524	—	5,524
Change in intercompany receivables and payables	(19,441)	(176,491)	195,932	—	—
Net cash (used in) provided by financing activities	(1,114,786)	(172,457)	194,493	—	(1,092,750)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,197,880)	850	4,491	—	(1,192,539)
Cash and cash equivalents, beginning of year	1,433,388	12,204	9,591	—	1,455,183
Cash and cash equivalents, end of year	$235,508	$13,054	$14,082	$—	$262,644

Cash and Cash Equivalents are Comprised of:
Cash and cash equivalents	$235,508	$7,011	$5,301	$—	$247,820
Cash and cash equivalents classified as assets held for sale	—	6,043	8,781	—	14,824
Cash and cash equivalents, end of year	$235,508	$13,054	$14,082	$—	$262,644

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 28, 2014
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash provided by (used in) operating activities	$144,792	$399,228	$87,998	$(253,563)	$378,455

Investing Activities
Capital expenditures	(33,485)	(48,793)	(7,160)	—	(89,438)
Investments	—	(830)	(1,500)	—	(2,330)
Acquisitions, net of cash acquired	(157,814)	(68,537)	(53,482)	—	(279,833)
Proceeds from sales of real estate and other assets	—	49,870	—	—	49,870
Transfers to restricted cash	—	(1,109)	—	—	(1,109)
Decrease in restricted cash related to acquisition of Local TV	—	201,922	—	—	201,922
Distributions from equity investments	—	180,521	—	—	180,521
Intercompany dividends	21,437	—	—	(21,437)	—
Proceeds from sales of investments	103	659,292	—	—	659,395
Net cash (used in) provided by investing activities	(169,759)	972,336	(62,142)	(21,437)	718,998

Financing Activities
Long-term borrowings related to Publishing Spin-off	—	—	346,500	—	346,500
Repayments of long-term debt	(293,865)	(2,383)	(3,037)	—	(299,285)
Repayment of Senior Toggle Notes	—	(172,237)	—	—	(172,237)
Long-term debt issuance costs related to Publishing Spin-off	—	—	(10,179)	—	(10,179)
Common stock repurchases	(60,211)	—	—	—	(60,211)
Cash and restricted cash distributed to tronc	—	—	(86,530)	—	(86,530)
Change in excess tax benefits from stock-based awards	868	—	—	—	868
Tax withholdings related to net share settlements of share-based awards	(3,201)	—	—	—	(3,201)
Proceeds from stock option exercises	1,308	—	—	—	1,308
Intercompany dividends	—	—	(275,000)	275,000	—
Change in intercompany receivables and payables	1,258,014	(1,256,528)	(1,486)	—	—
Net cash provided by (used in) financing activities	902,913	(1,431,148)	(29,732)	275,000	(282,967)

Net Increase (Decrease) in Cash and Cash Equivalents	877,946	(59,584)	(3,876)	—	814,486
Cash and cash equivalents, beginning of year	555,442	71,788	13,467	—	640,697
Cash and cash equivalents, end of year	$1,433,388	$12,204	$9,591	$—	$1,455,183

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23: SUBSEQUENT EVENTS

Special Cash Dividend—On January 2, 2017, the Board authorized and declared the 2017 Special Cash Dividend of $5.77 per share of Common Stock, which was paid on February 3, 2017 to holders of record of Common Stock at the close of business on January 13, 2017. In addition, pursuant to the terms of the Warrant Agreement, the Company made a cash payment of $5.77 per Warrant on February 3, 2017 to holders of record of Warrants at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants.
Secured Credit Facility Amendment—On January 27, 2017, the Company, the Subsidiary Guarantors, JPMorgan, as administrative agent and certain extending lenders, entered into an amendment (the “2017 Amendment”) to the Company’s First Lien Credit Agreement, dated as of December 27, 2013 (as amended by Amendment No. 1, dated as of June 24, 2015, the “Existing Credit Agreement”) and its Security Agreement, dated as of December 27, 2013 (as supplemented from time to time, the “Security Agreement”), pursuant to which, among other things, (i) certain term lenders under the term loan facility (the “Secured Credit Facility”) under the Existing Credit Agreement converted a portion (the “Term B Loans”) of their term loans outstanding immediately prior to the closing of the 2017 Amendment (the “Existing Term Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.760 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the Company’s 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the revolving credit facility under the Existing Credit Agreement (the “Revolving Credit Facility”) converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to the earlier of (A) January 27, 2022 and (B) solely to the extent that more than $250 million in aggregate principal amount of the Term B Loans remain outstanding on such date, the date that is 91 days prior to December 27, 2020 (as such date may be extended from time to time).
Under the Secured Credit Facility, the Term C Loans bear interest, at the Company’s election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Under the Revolving Credit Facility, the loans made pursuant to a New Initial Revolving Credit Commitment bear interest initially, at the Company’s election, at a rate per annum equal to either (i) the sum of Adjusted LIBOR, subject to a minimum rate of zero, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%.
The Term C Loans and the New Initial Revolving Credit Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the 2017 Amendment. The financial covenant is the same as in the Existing Credit Agreement, except such covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase (as defined below)). The other terms of the Term C Loans and the New Initial Revolving Credit Loans are also generally the same as the terms of the Existing Term Loans and the revolving loans outstanding immediately prior to the closing of the 2017 Amendment (the “Existing Revolving Loans”), as

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable. A portion of each of the Existing Term Loans and the Existing Revolving Loans remained in place following the 2017 Amendment and each will mature on its respective existing maturity date. Concurrent with 2017 Amendment, the Company entered into certain interest rate swaps with a notional value of $500 million to hedge variable rate interest payments due under the 2017 Amendment.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, the Company increased (A) the amount of its Term C Loans pursuant to an Increase Supplement (the “Term Loan Increase Supplement”) between the Company and the term lender party thereto and (B) the amount of commitments under its Revolving Credit Facility from $300 million to $420 million (the “Revolving Credit Facility Increase”), pursuant to (i) an Increase Supplement, among the Company and certain existing revolving lenders and (ii) a Lender Joinder Agreement, among the Company, a new revolving lender and JPMorgan, as administrative agent.
Gracenote Sale—On January 31, 2017, the Company completed the Gracenote Sale pursuant to the Share Purchase Agreement, dated December 19, 2016, between Tribune, the Gracenote Companies and Nielsen, for a purchase price of $560 million, subject to certain adjustments based upon closing date cash, debt, unpaid transaction expenses and certain other expense items and working capital, as further described in Note 2. The Company received gross proceeds of $581 million and expects to recognize a pretax gain as a result of the sale in the first quarter of 2017.
On February 1, 2017, the Company used $400 million from the proceeds from the Gracenote Sale to pay down a portion of its Term B Loans. Subsequent to this payment, the Company’s quarterly installments related to the remaining principal amount of Term B Loans are no longer due.
FCC Spectrum Auction—On February 8, 2017, the Company announced that it anticipates receiving approximately $190 million in pretax proceeds resulting from the FCC’s recently completed reverse auction for broadcast spectrum. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by the Company or channel share partners of television stations owned or operated by the Company during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. The Company expects to receive the proceeds in the second half of 2017.