Form 10-Q
period 2017-03-31
TRIBUNE MEDIA CO
filed 2017-05-10
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒
As of April 30, 2017, 86,918,686 shares of the registrant’s Class A Common Stock and 5,605 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Revenues
Television and Entertainment	$436,033	$455,875
Other	3,877	12,597
Total operating revenues	439,910	468,472
Operating Expenses
Programming	141,246	124,167
Direct operating expenses	98,807	97,572
Selling, general and administrative	159,859	160,634
Depreciation	13,571	14,442
Amortization	41,659	41,665
Total operating expenses	455,142	438,480
Operating (Loss) Profit	(15,232)	29,992
Income on equity investments, net	37,037	38,252
Interest and dividend income	505	132
Interest expense	(38,758)	(38,141)
Loss on extinguishment and modification of debt	(19,052)	—
Gain on investment transaction	4,950	—
Write-down of investment	(122,000)	—
Other non-operating (loss) gain, net	(26)	496
Reorganization items, net	(250)	(434)
(Loss) Income from Continuing Operations Before Income Taxes	(152,826)	30,297
Income tax (benefit) expense	(51,614)	15,195
(Loss) Income from Continuing Operations	(101,212)	15,102
Income (Loss) from Discontinued Operations, net of taxes (Note 2)	15,618	(4,009)
Net (Loss) Income	$(85,594)	$11,093

Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(1.17)	$0.16
Discontinued Operations	0.18	(0.04)
Net (Loss) Earnings Per Common Share	$(0.99)	$0.12

Diluted (Loss) Earnings Per Common Share from:
Continuing Operations	$(1.17)	$0.16
Discontinued Operations	0.18	(0.04)
Net (Loss) Earnings Per Common Share	$(0.99)	$0.12

Regular dividends declared per common share	$0.25	$0.25

Special dividends declared per common share	$5.77	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net (Loss) Income	$(85,594)	$11,093
Less: Income (Loss) from Discontinued Operations, net of taxes	15,618	(4,009)
Net (Loss) Income from Continuing Operations	(101,212)	15,102

Other Comprehensive (Loss) Income from Continuing Operations, net of taxes
Pension and other post-retirement benefit items:
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(28) and $(37) for the three months ended March 31, 2017 and March 31, 2016, respectively	(44)	(58)
Marketable securities:
Change in unrealized holding gains and losses arising during the period, net of taxes of $(60) and $(224) for the three months ended March 31, 2017 and March 31, 2016, respectively	(94)	(348)
Adjustment for gain on investment sale included in net income, net of taxes of $(1,961)	(3,042)	—
Change in marketable securities, net of taxes	(3,136)	(348)
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $(1,346) for the three months ended March 31, 2017	(2,088)	—
Gains and losses reclassified to net income, net of taxes of $508 for the three months ended March 31, 2017	788	—
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	(1,300)	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $101 and $66 for the three months ended March 31, 2017 and March 31, 2016, respectively	352	835
Other Comprehensive (Loss) Income from Continuing Operations, net of taxes	(4,128)	429
Comprehensive (Loss) Income from Continuing Operations, net of taxes	(105,340)	15,531
Comprehensive Income (Loss) from Discontinued Operations, net of taxes	27,389	(801)
Comprehensive (Loss) Income	$(77,951)	$14,730

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$346,221	$577,658
Restricted cash and cash equivalents	17,566	17,566
Accounts receivable (net of allowances of $14,189 and $12,504)	384,567	429,112
Broadcast rights	137,181	157,817
Income taxes receivable	7,897	9,056
Current assets of discontinued operations	—	62,605
Prepaid expenses	32,084	35,862
Other	11,538	6,624
Total current assets	937,054	1,296,300
Properties
Property, plant and equipment	686,537	711,068
Accumulated depreciation	(198,125)	(187,148)
Net properties	488,412	523,920
Other Assets
Broadcast rights	148,832	153,457
Goodwill	3,228,047	3,227,930
Other intangible assets, net	1,777,360	1,819,134
Non-current assets of discontinued operations	—	608,153
Assets held for sale	16,356	17,176
Investments	1,473,510	1,674,883
Other	82,410	80,098
Total other assets	6,726,515	7,580,831
Total Assets (1)	$8,151,981	$9,401,051

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	March 31, 2017	December 31, 2016
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$49,539	$60,553
Debt due within one year (net of unamortized discounts and debt issuance costs of $3,789 and $7,917)	17,876	19,924
Income taxes payable	97,134	21,166
Employee compensation and benefits	51,905	77,123
Contracts payable for broadcast rights	220,024	241,255
Deferred revenue	12,030	13,690
Interest payable	13,873	30,305
Current liabilities of discontinued operations	—	54,284
Other	34,940	32,553
Total current liabilities	497,321	550,853
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $39,224 and $38,830)	3,014,397	3,391,627
Deferred income taxes	861,490	984,248
Contracts payable for broadcast rights	292,264	314,840
Pension obligations, net	438,829	444,401
Postretirement, medical, life and other benefits	11,137	11,385
Other obligations	78,975	62,700
Non-current liabilities of discontinued operations	—	95,314
Total non-current liabilities	4,697,092	5,304,515
Total Liabilities (1)	5,194,413	5,855,368
Commitments and Contingent Liabilities (Note 8)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at March 31, 2017 and at December 31, 2016	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 100,979,448 shares issued and 86,877,263 shares outstanding at March 31, 2017 and 100,416,516 shares issued and 86,314,063 shares outstanding at December 31, 2016	101	100
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,605 shares at March 31, 2017 and at December 31, 2016	—	—
Treasury stock, at cost: 14,102,185 shares at March 31, 2017 and 14,102,453 shares at December 31, 2016	(632,194)	(632,207)
Additional paid-in-capital	4,051,836	4,561,760
Retained deficit	(393,953)	(308,105)
Accumulated other comprehensive loss	(74,139)	(81,782)
Total Tribune Media Company shareholders’ equity	2,951,651	3,539,766
Noncontrolling interest	5,917	5,917
Total shareholders’ equity	2,957,568	3,545,683
Total Liabilities and Shareholders’ Equity	$8,151,981	$9,401,051

(1)
The Company’s consolidated total assets as of March 31, 2017 and December 31, 2016 include total assets of variable interest entities (“VIEs”) of $94 million and $97 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of March 31, 2017 and December 31, 2016 include total liabilities of the VIEs of $2 million and $3 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2016	$3,545,683	$(308,105)	$(81,782)	$4,561,760	$(632,207)	$5,917	$100	100,416,516	$—	5,605
Comprehensive loss:
Net loss	(85,594)	(85,594)	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	7,643	—	7,643	—	—	—	—	—	—	—
Comprehensive loss	(77,951)
Special dividends declared to shareholders and warrant holders, $5.77 per share	(499,107)	—	—	(499,107)	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $0.25 per share	(21,742)	—	—	(21,742)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	28,475	—	—
Stock-based compensation	15,189	—	—	15,189	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,668)	—	—	(4,682)	13	—	1	534,457	—	—
Cumulative effect of a change in accounting principle	164	(254)	—	418	—	—	—	—	—	—
Balance at March 31, 2017	$2,957,568	$(393,953)	$(74,139)	$4,051,836	$(632,194)	$5,917	$101	100,979,448	$—	5,605

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Activities
Net (loss) income	$(85,594)	$11,093
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	14,963	8,493
Pension credit, net of contributions	(5,549)	(5,993)
Depreciation	13,571	17,338
Amortization of contract intangible assets and liabilities	208	(4,003)
Amortization of other intangible assets	41,659	49,378
Income on equity investments, net	(37,037)	(38,252)
Distributions from equity investments	111,509	89,346
Non-cash loss on extinguishment and modification of debt	6,823	—
Original issue discount payments	(6,873)	—
Write-down of investment	122,000	—
Amortization of debt issuance costs and original issue discount	2,170	2,786
Gain on sale of business	(35,462)	—
Gain on investment transaction	(4,950)	—
Impairments of real estate	754	7,834
Other non-operating loss (gain)	26	(496)
Changes in working capital items:
Accounts receivable, net	44,963	33,210
Prepaid expenses and other current assets	4,568	2,775
Accounts payable	(6,797)	9,448
Employee compensation and benefits, accrued expenses and other current liabilities	(49,580)	(44,797)
Deferred revenue	(2,326)	(3,941)
Income taxes	77,201	14,406
Change in broadcast rights, net of liabilities	(18,546)	(46,949)
Deferred income taxes	(115,922)	1,722
Other, net	3,434	18,901
Net cash provided by operating activities	75,213	122,299

Investing Activities
Capital expenditures	(14,634)	(17,848)
Investments	—	(88)
Net proceeds from the sale of business (Note 2)	554,725	—
Proceeds from sales of real estate and other assets	44,315	1,486
Proceeds from the sale of investment	4,950	—
Transfers from restricted cash	—	4
Net cash provided by (used in) investing activities	589,356	(16,446)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Financing Activities
Long-term borrowings	202,694	—
Repayments of long-term debt	(584,245)	(6,960)
Long-term debt issuance costs	(1,689)	(622)
Payments of dividends	(520,849)	(23,215)
Common stock repurchases	—	(8,938)
Tax withholdings related to net share settlements of share-based awards	(7,053)	(4,126)
Proceeds from stock option exercises	2,385	—
Net cash used in financing activities	(908,757)	(43,861)

Net (Decrease) Increase in Cash and Cash Equivalents	(244,188)	61,992
Cash and cash equivalents, beginning of period (1)	590,409	262,644
Cash and cash equivalents, end of period	$346,221	$324,636

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$54,246	$59,065
Income taxes, net	$752	$(3,613)

(1)
Cash and cash equivalents at the beginning of the three months ended March 31, 2017 of $590 million are comprised of $578 million of cash and cash equivalents from continuing operations as reflected in the Company’s unaudited Condensed Consolidated Balance Sheets and $13 million of cash and cash equivalents reflected in current assets of discontinued operations, as further described in Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and March 31, 2016. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
On January 31, 2017, the Company completed the Gracenote Sale (as defined below). The historical results of operations for the businesses included in the Gracenote Sale are presented in discontinued operations for all periods presented (see Note 2). Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations.
On May 8, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sinclair Broadcast Group, Inc. (“Sinclair”), providing for the acquisition by Sinclair of all of the outstanding shares of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) by means of a merger of a wholly owned subsidiary of Sinclair with and into Tribune Media Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Sinclair, as further described in Note 18.
Change in Accounting Principles—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718).” The Company adopted ASU 2016-09 on January 1, 2017. The Company made a policy election to account for forfeitures of equity awards as they occur and implemented this provision using a modified retrospective transition method. The cumulative-effect adjustment to retained earnings in the first quarter of 2017 as a result of this election was immaterial. The Company adopted the other provisions of ASU 2016-09 on a prospective basis. The adoption of these provisions did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The Company adopted the standard on a prospective basis, effective January 1, 2017. The standard simplifies the subsequent measure of goodwill by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, companies should recognize an impairment charge for the amount the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the total goodwill allocated to that reporting unit. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Derivative Instruments—The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates. The Company’s risk management policy allows for the use of derivative financial instruments to manage interest rate exposures and does not permit derivatives to be used for speculative purposes.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking the derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flow of hedged items as well as monitors the credit worthiness of the counterparties to ensure no issues exist which would affect the value of the derivatives. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, the Company discontinues hedge accounting prospectively, in accordance with derecognition criteria for hedge accounting.
The Company records derivative financial instruments at fair value in its unaudited Condensed Consolidated Balance Sheets in either other current liabilities or other noncurrent assets. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive (loss) income and reclassified to earnings when the hedged item affects earnings. Cash flows from derivative financial instruments are classified in the unaudited Condensed Consolidated Statements of Cash Flows based on the nature of the derivative contract.
No other significant accounting policies and estimates have changed from those detailed in Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the Federal Communications Commission (the “FCC”) related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2017 and March 31, 2016 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended March 31, 2017 and March 31, 2016, were $17 million. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, were $2 million and $3 million, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	March 31, 2017	December 31, 2016
Property, plant and equipment, net	$68	$91
Broadcast rights	1,712	2,634
Other intangible assets, net	79,810	82,442
Other assets	208	134
Total Assets	$81,798	$85,301

Debt due within one year	$4,006	$4,003
Contracts payable for broadcast rights	1,846	2,758
Long-term debt	9,764	10,767
Other liabilities	66	85
Total Liabilities	$15,682	$17,613
New Accounting Standards—In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715).” The standard changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. Additionally, only the service cost component will be eligible for capitalization in assets. The standard is effective for fiscal years beginning after December 15, 2017, and the interims periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2017-07 must be applied retrospectively. Upon adoption, the Company is required to provide the relevant disclosures under Topic 250, Accounting Changes and Error Corrections. The Company is currently evaluating the impact of adopting ASU 2017-07 on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” The standard clarifies that ASC 610-20 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with noncustomers. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. Instead, sales and partial sales of real estate will be subject to the same recognition model as all other nonfinancial assets. The standard is effective for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal periods. Early adoption is permitted. The amendments in ASU 2017-05 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2017-05 at the date of initial application. The Company is currently evaluating the method and the impact of adopting ASU 2017-05 on its consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Further, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale in other comprehensive income and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance has additional amendments to presentation and disclosure requirements of financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-01 on its consolidated financial statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year for annual periods beginning after December 15, 2017, while allowing early adoption as of the original public entity date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify or to correct unintended application of the Topic 606, including disclosure requirements related to performance obligations. The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 at the date of initial application. The Company is currently evaluating the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on its consolidated financial statements. The Company is finalizing the initial assessment phase of the new standard and expects to adopt the standard under the modified retrospective approach. Additionally, the Company has determined that under the new standard, certain barter revenue and the related expense will no longer be recognized. The Company is continuing to evaluate the impact of adopting the standard.
NOTE 2: DISCONTINUED OPERATIONS
Sale of Digital and Data Businesses—On December 19, 2016, the Company entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The Company retained its ownership of Covers Media Group (“Covers”), which was previously included in the Digital and Data reportable segment, and reclassified Covers’ previously reported amounts into the Television and Entertainment reportable segment to conform to the current segment presentation; the impact of this reclassification was immaterial. The Gracenote Sale was completed on January 31, 2017 and the Company received gross proceeds of $581 million. The Company expects to receive additional proceeds of approximately $4 million as a result of purchase price adjustments. The Company recognized a pretax gain of $35 million as a result of the Gracenote Sale in the first quarter of 2017. On February 1, 2017, the Company used $400 million of proceeds from the Gracenote Sale to pay down a portion of its Term Loan Facility (as defined and described in Note 6).
As of December 31, 2016, the assets and liabilities of the businesses included in the Gracenote Sale are reflected as assets and liabilities of discontinued operations in the Company’s unaudited Condensed Consolidated Balance Sheets, and the operating results are presented as discontinued operations in the Company’s unaudited

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for all periods presented.
The Company entered into a transition services agreement (the “Nielsen TSA”) and certain other agreements with Nielsen that govern the relationships between Nielsen and the Company following the Gracenote Sale. Pursuant to the Nielsen TSA, the Company provides Nielsen with certain specified services on a transitional basis for a period of up to six months following the Gracenote Sale, including support in areas such as human resources, treasury, technology, legal and finance. In addition, the Nielsen TSA outlines the services that Nielsen provides to the Company on a transitional basis for a period of up to six months following the Gracenote Sale, including in areas such as human resources, technology, and finance and other areas where the Company may need assistance and information following the Gracenote Sale. The Nielsen TSA may be extended, in certain circumstances and for certain services, upon mutual agreement between the Company and Nielsen. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Based on the Company’s assessment of the specific factors identified in ASC Topic 205, “Presentation of Financial Statements,” the Company concluded that it will not have significant continuing involvement in the Gracenote Companies.
The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2017 (1)	March 31, 2016
Operating revenues	$18,168	$52,592
Direct operating expenses	7,292	16,694
Selling, general and administrative	15,349	28,065
Depreciation (2)	—	2,896
Amortization (2)	—	7,713
Operating loss	(4,473)	(2,776)
Interest income	16	13
Interest expense (3)	(1,261)	(3,835)
Loss before income taxes	(5,718)	(6,598)
Pretax gain on the disposal of discontinued operations	35,462	—
Total pretax gain (loss) on discontinued operations	29,744	(6,598)
Income tax expense (benefit) (4)	14,126	(2,589)
Gain (loss) from discontinued operations, net of taxes	$15,618	$(4,009)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.
(2) No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)
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

(4) The effective tax rates on pretax income from discontinued operations were 47.5% and 39.2% for the three months ended March 31, 2017 and March 31, 2016, respectively. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies. The 2016 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and foreign tax rate differences.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $10 million for the three months ended March 31, 2017.
The following is a summary of the assets and liabilities of discontinued operations (in thousands):

December 31, 2016
Carrying Amounts of Major Classes of Current Assets Included as Part of Discontinued Operations
Cash and cash equivalents	$12,751
Accounts receivable, net	38,727
Prepaid expenses and other	11,127
Total current assets of discontinued operations	62,605

Carrying Amounts of Major Classes of Non-Current Assets Included as Part of Discontinued Operations
Property, plant and equipment, net	49,348
Goodwill	333,258
Other intangible assets, net	219,287
Other long-term assets	6,260
Total non-current assets of discontinued operations	608,153
Total Assets Classified as Discontinued Operations in the Unaudited Condensed Consolidated Balance Sheets	$670,758

Carrying Amounts of Major Classes of Current Liabilities Included as Part of Discontinued Operations
Accounts payable	$6,237
Employee compensation and benefits	17,011
Deferred revenue	27,113
Accrued expenses and other current liabilities	3,923
Total current liabilities of discontinued operations	54,284

Carrying Amounts of Major Classes of Non-Current Liabilities Included as Part of Discontinued Operations
Deferred income taxes	89,029
Postretirement, medical, life and other benefits	2,786
Other obligations	3,499
Total non-current liabilities discontinued operations	95,314
Total Liabilities Classified as Discontinued Operations in the Unaudited Condensed Consolidated Balance Sheets	$149,598

Net Assets Classified as Discontinued Operations	$521,160
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no contingent liabilities relating to the Gracenote Sale as of March 31, 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 31, 2017 (1)	March 31, 2016
Significant operating non-cash items:
Stock-based compensation	$1,992	$989
Depreciation (2)	—	2,896
Amortization (2)	—	7,713

Significant investing items (3):
Capital expenditures	1,578	4,923
Net proceeds from the sale of business (4)	554,725	—

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.
(2) No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)	Non-cash investing and financing activities of Digital and Data businesses included in the Gracenote Sale were immaterial.

(4)
Net proceeds from the sale of business reflects the gross proceeds from the Gracenote sale of $581 million, net of $17 million of the Gracenote Companies’ cash and cash equivalents included in the sale and $9 million of selling costs.

NOTE 3: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Real Estate Assets Held for Sale—Real estate assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Real estate	$16,356	$17,176
As of March 31, 2017, the Company had five real estate properties held for sale. The Company recorded charges of $1 million and $8 million in the three months ended March 31, 2017 and March 31, 2016, respectively, to write down certain properties to their estimated fair value, less the expected selling costs, which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy. These charges are included in selling, general and administrative expenses (“SG&A”) in the Company’s unaudited Condensed Consolidated Statements of Operations.
Sales of Real Estate—In the three months ended March 31, 2017, the Company sold two properties for net pretax proceeds totaling $44 million, as further described below. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
On January 26, 2017, the Company sold its Denver, CO property for net proceeds of $23 million, which approximated the carrying value, and entered into a lease for the property. On January 31, 2017, the Company sold one of its Chicago, IL properties for net proceeds of $22 million and entered into a lease with a term of 10 years, subject to renewal, retaining the use of more than a minor portion of the property. The Company recorded a deferred pretax gain of $13 million on the sale, which will be amortized over the life of the lease in accordance with sale-leaseback accounting guidance.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(56,313)	$155,687	$212,000	$(53,000)	$159,000
Advertiser relationships (useful life of 8 years)	168,000	(89,250)	78,750	168,000	(84,000)	84,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(144,128)	217,872	362,000	(133,725)	228,275
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(309,504)	520,596	830,100	(286,994)	543,106
Trade names and trademarks (useful life of 15 years)	4,876	(606)	4,270	4,802	(516)	4,286
Other (useful life of 5 to 12 years)	10,698	(4,513)	6,185	10,646	(4,179)	6,467
Total	$1,587,674	$(604,314)	983,360	$1,587,548	$(562,414)	1,025,134
Other intangible assets not subject to amortization
FCC licenses			779,200			779,200
Trade name			14,800			14,800
Total other intangible assets, net			1,777,360			1,819,134
Goodwill			3,228,047			3,227,930
Total goodwill and other intangible assets			$5,005,407			$5,047,064

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the three months ended March 31, 2017 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2016	$1,025,134
Amortization	(41,879)
Foreign currency translation adjustment	105
Balance as of March 31, 2017	$983,360

Other intangible assets not subject to amortization
Balance as of March 31, 2017 and December 31, 2016	$794,000

Goodwill
Gross balance as of December 31, 2016	$3,608,930
Accumulated impairment losses at December 31, 2016	(381,000)
Balance at December 31, 2016	3,227,930
Foreign currency translation adjustment	117
Balance as of March 31, 2017	$3,228,047
Total goodwill and other intangible assets as of March 31, 2017	$5,005,407

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense relating to amortizable intangible assets is expected to be approximately $125 million for the remainder of 2017, $167 million in 2018, $140 million in 2019, $134 million in 2020, $103 million in 2021 and $84 million in 2022.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Equity method investments	$1,445,901	$1,642,117
Cost method investments	26,748	26,748
Marketable equity securities	861	6,018
Total investments	$1,473,510	$1,674,883
Equity Method Investments—Income from equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Income from equity investments, net, before amortization of basis difference	$52,888	$51,923
Amortization of basis difference	(15,851)	(13,671)
Income from equity investments, net	$37,037	$38,252
As discussed in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as a result of fresh start reporting adopted on the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of March 31, 2017 totaled $723 million and have a weighted average remaining useful life of approximately 16 years. Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash distributions from equity investments	$111,509	$89,346
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.206 billion and $1.279 billion at March 31, 2017 and December 31, 2016, respectively. The Company recognized equity income from TV Food Network of $38 million and $34 million for the three months ended March

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

31, 2017 and March 31, 2016, respectively. The Company received cash distributions from TV Food Network of $112 million and $89 million in the three months ended March 31, 2017 and March 31, 2016, respectively.
CareerBuilder—The Company’s 32% investment in CareerBuilder, LLC (“CareerBuilder”) totaled $219 million and $341 million at March 31, 2017 and December 31, 2016, respectively. The Company recognized an equity loss from CareerBuilder of $0.3 million for the three months ended March 31, 2017 and equity income of $5 million for the three months ended March 31, 2016.
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it began evaluating strategic alternatives for CareerBuilder, in which the Company owns a 32% interest, including a possible sale. In March 2017, the range of possible outcomes was narrowed and the Company determined that there was sufficient indication that the carrying value of its investment in CareerBuilder may be impaired. As of the assessment date, the carrying value of the Company’s investment in CareerBuilder included $72 million of basis difference that the Company recorded as a result of fresh start reporting discussed above. In the three months ended March 31, 2017, the Company recorded a non-cash pretax impairment charge of $122 million to write down its investment in CareerBuilder, which eliminated the remaining fresh start reporting basis difference. The write down resulted from a decline in the fair value of the investment that the Company determined to be other than temporary. The Company estimated the fair value based on the best available evidence from recent developments related to TEGNA’s evaluation of strategic alternatives for CareerBuilder. The investment constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s unaudited Condensed Consolidated Balance Sheets and is classified as a Level 3 asset in the fair value hierarchy. See Note 7 for a description of the fair value hierarchy’s three levels.
Dose Media—The Company’s 25% investment in Dose Media, LLC (“Dose Media”) totaled $12 million at both March 31, 2017 and December 31, 2016.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues, net	$297,356	$277,176
Operating income	$192,682	$181,996
Net income	$159,461	$148,317
Summarized financial information for CareerBuilder and Dose Media is as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues, net	$170,019	$172,733
Operating income	$6,854	$16,932
Net income	$7,740	$17,885
Marketable Equity Securities—As further described in Note 2 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of tronc, Inc. (“tronc”) common stock, representing at that time 1.5% of the outstanding common stock of tronc. As of December 31, 2016, shares of tronc common stock were

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

classified as available-for-sale securities. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million.

Cost Method Investments—All of the Company’s cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments.
Chicago Cubs Transactions—As defined and further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. Concurrent with the closing of the transactions, the Company executed guarantees of collection of certain debt facilities entered into by Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC), and its subsidiaries (collectively, “New Cubs LLC”). The guarantees are capped at $699 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, the Company will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.
Variable Interests—At March 31, 2017 and December 31, 2016, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information relating to these entities.
The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $5 million at both March 31, 2017 and December 31, 2016.
Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The financial position and results of operations of the VIE as of and for the three months ended March 31, 2017 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.
NOTE 6: DEBT
Debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84% and 3.82%, net of unamortized discount and debt issuance costs of $2,503 and $31,230	$197,497	$2,312,218
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $25,694	1,735,755	—
5.875% Senior Notes due 2022, net of debt issuance costs of $14,749 and $15,437	1,085,251	1,084,563
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $67 and $80	13,770	14,770
Total debt	3,032,273	3,411,551
Less: Debt due within one year	17,876	19,924
Long-term debt, net of current portion	$3,014,397	$3,391,627

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Secured Credit Facility—On December 31, 2016, the Company’s secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $2.343 billion of term B loans (the “Term B Loans”) were outstanding, and a $300 million revolving credit facility (the “Revolving Credit Facility”). At December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facility, however, there were standby letters of credit outstanding of $23 million, primarily in support of the Company’s workers’ compensation insurance programs. See Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for further information and significant terms and conditions associated with the Term Loan Facility and the Revolving Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants.
2017 Amendment
On January 27, 2017, the Company entered into an amendment (the “2017 Amendment”) to the Secured Credit Facility, pursuant to which, among other things, (i) certain term lenders converted a portion of their Term B Loans outstanding immediately prior to the closing of the 2017 Amendment (the “Former Term B Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.761 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the Company’s 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the Revolving Credit Facility converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments”; the existing tranche of revolving commitments of the remaining revolving lenders, the “Existing Revolving Tranche”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to January 27, 2022.
Under the Secured Credit Facility, the Term C Loans bear interest, at the Company’s election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Under the Revolving Credit Facility, the loans made pursuant to a New Initial Revolving Credit Commitments bear interest initially, at the Company’s election, at a rate per annum equal to either (i) the sum of Adjusted LIBOR, subject to a minimum rate of zero, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. The interest rate and other terms specific to the Term B Loans and Existing Revolving Tranche were unchanged by the 2017 Amendment.
The Term C Loans and the New Initial Revolving Credit Commitments are secured by the same collateral and guaranteed by the same guarantors as the Former Term B Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the 2017 Amendment. The Revolving Credit Facility includes a covenant that requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase (as defined below)). The other terms of the Term C Loans and the New Initial Revolving Credit Commitments are also generally the same as the terms of the Former Term B Loans and the Existing Revolving Tranche, as applicable. A portion of each of the Former Term B Loans and the Existing Revolving Tranche remained in place following the 2017 Amendment and each will mature on its respective existing maturity date. Concurrent with the 2017 Amendment, the Company entered into certain interest rate swaps with a notional value of $500 million to hedge variable rate interest payments associated

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

with the Term C Loans due under the 2017 Amendment. See Note 7 for further information on the interest rate swaps.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, the Company increased (A) the amount of its Term C Loans pursuant to an Increase Supplement (the “Term Loan Increase Supplement”) between the Company and the term lender party thereto and (B) the amount of commitments under its Revolving Credit Facility from $300 million to $420 million (the “Revolving Credit Facility Increase”), pursuant to (i) an Increase Supplement, among the Company and certain existing revolving lenders and (ii) a Lender Joinder Agreement, among the Company, a new revolving lender and JPMorgan Chase Bank N.A., as administrative agent. In connection with the 2017 Amendment of the Revolving Credit Facility, the Company incurred fees of $2 million, all of which were deferred. At March 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility, however, there were $22 million of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
As of the date of the 2017 Amendment, the aggregate unamortized debt issuance costs related to the Term Loan Facility totaled $25 million and unamortized discount totaled $6 million. In connection with the 2017 Amendment, the Company paid fees to Term C Loan lenders of $4 million, which are considered a debt discount, all of which were deferred, and incurred transaction costs of $13 million, of which $1 million was deferred with the remainder expensed as part of loss on extinguishment and modification of debt, as further described below. Subsequent to the 2017 Amendment, the Company had $600 million of Term B Loans outstanding. On February 1, 2017, the Company used $400 million from the proceeds from the Gracenote Sale to pay down a portion of its Term B Loans. Subsequent to this payment, the Company’s quarterly installments related to the remaining principal amount of Term B Loans are no longer due. As a result of the 2017 Amendment and the $400 million pay down, the Company recorded charges of $19 million on the extinguishment and modification of debt in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million associated with the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third parties fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $28 million and $31 million at March 31, 2017 and December 31, 2016, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or Term C Loans, as appropriate.
5.875% Senior Notes due 2022—On April 1, 2016, the Securities and Exchange Commission (the “SEC”) declared effective the exchange offer registration statement on Form S-4 to exchange the Company’s 5.875% Senior Notes due 2022 and the related guarantees of certain subsidiaries of the Company for substantially identical securities registered under the Securities Act of 1933, as amended (the “Securities Act”). On May 4, 2016, the Company and the subsidiary guarantors completed the exchange offer of the 5.875% Senior Notes due 2022 and related guarantees for $1.100 billion of the Company’s 5.875% Senior Notes due 2022 (the “Notes”) and the related guarantees, which have been registered under the Securities Act.
During the first half of 2016, the Company incurred and deferred $1 million of transaction costs related to filing the exchange offer registration statement for the Notes. See Note 9 to the audited consolidated financial statements for the fiscal year ended December 31, 2016 for further information and significant terms and conditions associated with the Notes, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs related to the Notes were $15 million at both March 31, 2017 and December 31, 2016.
Dreamcatcher—The Company and the guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). The obligations of the Company and the guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with the Company’s and the guarantors’ obligations under the Secured Credit Facility.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: FAIR VALUE MEASUREMENTS
The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820 “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

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
On January 27, 2017, concurrent with the 2017 Amendment, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. As a result, no ineffectiveness has been recognized in the unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2017. Additionally, for the interest rate swaps, no amounts are excluded from the assessment of hedge effectiveness. The monthly net interest settlements under the interest rate swaps are reclassified out of accumulated other comprehensive (loss) income and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. For the three months ended March 31, 2017, realized losses of $1 million were recognized in interest expense. As of March 31, 2017, the fair value of the interest rate swaps was recorded in other current liabilities in the amount of $2 million with the unrealized loss recognized in other comprehensive (loss) income. As of March 31, 2017, the Company expects approximately $5 million to be reclassified out of accumulated other comprehensive (loss) income and into interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
The Company holds certain marketable equity securities which are traded on national stock exchanges. These securities are recorded at fair value and are categorized as Level 1 within the fair value hierarchy. These investments are measured at fair value on a recurring basis. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million in the first quarter of 2017. As of December 31, 2016, the fair value and cost basis was $5 million and $0, respectively. The fair value and the cost basis of other marketable equity securities held by the Company as of March 31, 2017 were not material.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$26,748	$26,748	$26,748	$26,748
Term Loan Facility
Term B Loans due 2020	$201,416	$197,497	$2,359,571	$2,312,218
Term C Loans due 2024	$1,773,919	$1,735,755	$—	$—
5.875% Senior Notes due 2022	$1,148,576	$1,085,251	$1,120,482	$1,084,563
Dreamcatcher Credit Facility	$13,935	$13,770	$14,952	$14,770
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during the three months ended March 31, 2017 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both March 31, 2017 and December 31, 2016 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both March 31, 2017 and December 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at March 31, 2017 and December 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both March 31, 2017 and December 31, 2016 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Chapter 11 Reorganization— On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors” or “Predecessor”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (as subsequently modified, the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information regarding the Debtors’ Chapter 11 cases and for a description of the terms and conditions of the Plan.
Confirmation Order Appeals—Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) by Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of March 31, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U.S. District Court for the District of Delaware. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for a further description of the Leveraged ESOP Transactions and the Confirmation Order appeals. If the remaining appellants succeed on their appeal, the Company’s financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of March 31, 2017, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations.
As of March 31, 2017, all but approximately 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. See “Certain Causes of Action Arising from the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for a description of the MDL proceedings. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
The ultimate amounts to be paid in resolutions of the remaining proofs of claim, including indemnity claims, will continue to be subject to uncertainty for a period of time after the Effective Date. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled less than $1 million for each of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

three months ended March 31, 2017 and March 31, 2016. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2017 and potentially in future periods.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. As of May 10, 2017, the Company had FCC authorization to operate 39 television stations and one AM radio station.
The Company is subject to the FCC’s “Local Television Multiple Ownership Rule,” the “Newspaper Broadcast Cross Ownership Rule” and the “National Television Multiple Ownership Rule,” among others, as further described in Note 12 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016.
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). On April 20, 2017, the FCC reinstated the UHF Discount (which had previously been eliminated in August 2016). The Company’s current national reach exceeds the 39% cap on an undiscounted basis, but complies with the cap on a discounted basis. In reinstating the UHF Discount, the FCC stated its intent to undertake a new rulemaking proceeding later this year during which it will consider the UHF Discount in conjunction with the national TV ownership cap. The Company cannot predict the outcome of any such proceeding, or the effect on its business.
Federal legislation enacted in February 2012 authorizes the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. The Company participated in the auction and anticipates receiving approximately $190 million in pretax proceeds resulting from the auction. The Company cannot predict the timing of FCC incentive auction payments. Any proceeds received by the Dreamcatcher stations as a result of the incentive auction are required to be first used to repay the Dreamcatcher Credit Facility. Twenty-two of the Company’s television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The Company cannot currently predict the effect of the repacking or any spectrum-related FCC regulatory action.
As described in Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the Company completed the Local TV Acquisition on December 27, 2013 pursuant to FCC staff approval granted on December 20, 2013 in the Local TV Transfer Order. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. The Company filed an Opposition to the Application for Review on February 21, 2014. Free Press filed a reply on March 6, 2014. The matter is pending.
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
NOTE 9: INCOME TAXES
In the three months ended March 31, 2017, the Company recorded an income tax benefit from continuing operations of $52 million. The effective tax rate on pretax loss from continuing operations was 33.8% for the three months ended March 31, 2017. The rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses, a $1 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, and a $1 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three months ended March 31, 2016, the Company recorded income tax expense from continuing operations of $15 million. The effective tax rate on pretax income from continuing operations was 50.2% in the three months ended March 31, 2016. The rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses and a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through March 31, 2017 would be approximately $42 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of March 31, 2017, the Company has paid or accrued approximately $45 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740 “Income Taxes,” the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 includes a deferred tax liability of $155 million and $158 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Newsday Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the Company formed a partnership (the “Newsday Transaction”) in 2008. The fair market value of the contributed Newsday Media Group business’ net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company’s federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in the Company’s 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. The Company disagreed with the IRS’s position and timely filed a protest in response to the IRS’s proposed tax adjustments. In addition, if the IRS prevailed, the Company also would have been subject to state income taxes, interest and penalties.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, the Company reevaluated its tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, the Company recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. The Company also recorded $91 million of income tax expense to increase the Company’s deferred income tax liability to reflect the reduction in the tax basis of the Company’s assets. The reduction in tax basis was required to reflect the reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy.
During the third quarter of 2016, the Company reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. As a result of the final agreement, in the third quarter of 2016, the Company recorded an additional income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability. During the second half of 2016, the Company paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The payments were recorded as a reduction in the Company’s current income tax reserve described above. During the fourth quarter of 2016, the Company recorded an additional $1 million of income tax expense primarily related to the additional accrual of interest. The remaining $4 million of state tax liabilities were included in the income taxes payable account on the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $23 million at March 31, 2017 and December 31, 2016. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $9 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans, net of taxes, for the three months ended March 31, 2017 and March 31, 2016 were as follows (in thousands):

	Pension Benefits
	Three Months Ended
	March 31, 2017	March 31, 2016
Service cost	$186	$169
Interest cost	19,569	20,751
Expected return on plans’ assets	(25,327)	(26,913)
Amortization of prior service costs	23	—
Net periodic benefit credit	$(5,549)	$(5,993)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net periodic benefit cost related to other post retirement benefit plans was not material for all periods presented. For 2017, the Company does not expect to make any contributions to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three months ended March 31, 2017 and March 31, 2016, the Company’s contributions were not material.
NOTE 11: CAPITAL STOCK
The Company is authorized to issue up to one billion shares of Class A Common Stock, up to one billion shares of Class B Common Stock and up to 40 million shares of preferred stock, each par value $0.001 per share, in one or more series. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to certain ownership limitations, as further described in Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “TRCO.” The Company’s Class B Common Stock and Warrants are traded on the OTC Pink market under the symbols “TRBAB” and “TRBNW,” respectively. On the Effective Date, the Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and as described in Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032.
Pursuant to the Company’s amended and restated certificate of incorporation and the Warrant Agreement, in the event the Company determines that the ownership or proposed ownership of Common Stock or Warrants, as applicable, would be inconsistent with or violate any federal communications laws, materially limit or impair any business activities or proposed business activities of the Company under any federal communications laws, or subject the Company to any regulation under any federal communications laws to which the Company would not be subject, but for such ownership or proposed ownership, the Company may impose certain limitations on the rights of holders of Common Stock and Warrants, as further described in Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016.
There were no conversions of the Company’s Common Stock between Class A Common Stock and Class B Common Stock during the three months ended March 31, 2017 and March 31, 2016. During the three months ended March 31, 2017 and March 31, 2016, 28,475 and 100,108 Warrants, respectively, were exercised for 28,475 and 100,108 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the three months ended March 31, 2017 and March 31, 2016.
At March 31, 2017, the following amounts were issued: 99,757 Warrants, 100,979,448 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,605 shares of Class B Common Stock. The Company has not issued any shares of preferred stock.
On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to Angelo, Gordon & Co., L.P. (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree Capital Management, L.P. (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. See Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information relating to the Registration Rights Agreement.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Common Stock Repurchases—On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. During 2016, the Company repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. The Company repurchased no Common Stock during the three months ended March 31, 2017. As of March 31, 2017, the remaining authorized amount under the current authorization totaled $168 million.
Under the previous stock repurchase program which commenced on October 13, 2014 and was completed by December 31, 2015, the Company had repurchased $400 million of outstanding Class A Common Stock, totaling 7,670,216 shares.
The Merger Agreement does not permit the Company to repurchase shares of its Common Stock except in narrow circumstances involving payment in satisfaction of options and conversion of Class B Common Stock into Class A Common Stock. Additional information about the Merger Agreement is set forth in the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017.
Special Cash Dividend—On January 2, 2017, the Board authorized and declared a special cash dividend of $5.77 per share of Common Stock (the “2017 Special Cash Dividend”), which was paid on February 3, 2017 to holders of record of Common Stock at the close of business on January 13, 2017. In addition, pursuant to the terms of the Warrant Agreement, the Company made a cash payment of $5.77 per Warrant on February 3, 2017 to holders of record of Warrants at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants.
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
On May 10, 2017, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on June 6, 2017 to holders of record of Common Stock and Warrants as of May 22, 2017.
The payment of quarterly cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units (“RSUs”) and performance share units (“PSUs”), as described in Note 15 and Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, the “2016 Equity Plans”) was approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries, as further described in Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 2,995,690 shares and 165,143 shares, respectively, were available for grant as of March 31, 2017.
In connection with the 2017 Special Cash Dividend and pursuant to the terms of the Company’s equity plans, the number of the Company’s outstanding equity awards and the exercise price of the non-qualified stock options (“NSOs”), were adjusted to preserve the fair value of the awards immediately before and after the 2017 Special Cash Dividend. The Company’s Class A Common Stock began trading ex-dividend on January 11, 2017 (the “Ex-dividend Date”). The conversion ratio (the “Ratio”) used to adjust the awards was based on the ratio of (a) unaffected closing price of Class A Common Stock on the day before the Ex-dividend Date to (b) the opening price of Class A Common Stock on the Ex-dividend Date. As the above adjustments were made pursuant to existing anti-dilution provisions of the Company’s equity plans, the Company did not record any incremental compensation expense related to the conversion of the equity awards. The equity awards continue to vest over the original vesting period. The impact of this award activity is separately included in the line item “Adjustments due to the 2017 Special Cash Dividend” in the tables below.
The awards held as of the Ex-dividend Date were modified as follows:

•
Non-Qualified Stock Options - The number of NSOs outstanding as of the Ex-dividend Date was increased via the calculated Ratio and the strike price of NSOs was decreased via the Ratio in order to preserve the fair value of NSOs;

•
Restricted Stock Units - The number of outstanding restricted stock units (“RSUs”) as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of RSUs; and

•
Performance Share Units - The number of outstanding performance share units (“PSUs”) as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of PSUs.

Stock-based compensation for the three months ended March 31, 2017 and March 31, 2016 totaled $15 million and $8 million, respectively, including the expense attributable to discontinued operations of $2 million and $1 million, respectively.
For NSOs and RSUs granted prior to the 2017 Special Cash Dividend, the weighted-average exercise prices and weighted-average fair values, respectively, in the tables below reflect the historical values without giving effect to the adjustments due to the 2017 Special Cash Dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Three Months Ended March 31, 2017
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,396,160	$45.82
Granted	916,245	32.01
Exercised	(97,223)	24.53
Forfeited	(302,455)	28.48
Cancelled	(7,952)	52.46
Adjustment due to the 2017 Special Cash Dividend	452,738	*
Outstanding, end of period	3,357,513	$38.04
Vested and exercisable, end of period	1,513,171	$45.08

*	Not meaningful
A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Three Months Ended March 31, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	1,230,676	$40.92
Granted	530,680	31.87
Dividend equivalent units granted	7,853	37.20
Vested	(520,056)	38.49
Dividend equivalent units vested	(18,272)	32.19
Forfeited	(269,415)	31.93
Dividend equivalent units forfeited	(7,969)	31.77
Adjustment due to the 2017 Special Cash Dividend	223,698	*
Outstanding and nonvested, end of period	1,177,195	$32.24

*	Not meaningful
A summary of activity and weighted average fair values related to the unrestricted stock awards is as follows:

	Three Months Ended March 31, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	—	$—
Granted	10,147	34.98
Vested	(10,147)	34.98
Outstanding and nonvested, end of period	—	$—

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is reflected in the table below.

	Three Months Ended March 31, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	347,000	$27.23
Granted (1)	117,777	31.45
Dividend equivalent units granted	1,235	37.20
Vested	(126,129)	35.92
Dividend equivalent units vested	(3,726)	32.50
Forfeited	(40,808)	33.89
Dividend equivalent units forfeited	(5,319)	38.67
Adjustment due to the 2017 Special Cash Dividend (1)(2)	24,244	*
Outstanding and nonvested, end of period	314,274	$22.32

*	Not meaningful
(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.
(2) Excludes 19,725 PSUs which have not yet been deemed granted under U.S. GAAP.
As of March 31, 2017, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$53,263	2.9

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings (loss) per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of March 31, 2017, there were 32,988 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing net (loss) income from continuing operations, income (loss) from discontinued operations, and net (loss) income, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing net (loss) income from continuing operations, income (loss) from discontinued operations,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and net (loss) income, respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three months ended March 31, 2017 and March 31, 2016, 102,217 and 258,306 of the weighted-average Warrants outstanding have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended
	March 31, 2017	March 31, 2016
EPS numerator:
(Loss) income from continuing operations, as reported	$(101,212)	$15,102
Less: Dividends distributed to Warrants	25	48
Less: Undistributed earnings allocated to Warrants	—	—
(Loss) income from continuing operations attributable to common shareholders for basic EPS	$(101,237)	$15,054
Add: Undistributed earnings allocated to dilutive securities	—	—
(Loss) income from continuing operations attributable to common shareholders for diluted EPS	$(101,237)	$15,054

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted EPS	$15,618	$(4,009)

Net (loss) income attributable to common shareholders for basic EPS	$(85,619)	$11,045
Net (loss) income attributable to common shareholders for diluted EPS	$(85,619)	$11,045

EPS denominator:
Weighted average shares outstanding - basic	86,632	92,491
Impact of dilutive securities	—	132
Weighted average shares outstanding - diluted	86,632	92,623

Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(1.17)	$0.16
Discontinued Operations	0.18	(0.04)
Net (Loss) Earnings Per Common Share	$(0.99)	$0.12

Diluted (Loss) Earnings Per Common Share
Continuing Operations	$(1.17)	$0.16
Discontinued Operations	0.18	(0.04)
Net (Loss) Earnings Per Common Share	$(0.99)	$0.12
Since the Company was in a net loss position for the three months ended March 31, 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share in the period. Because of their anti-dilutive effect, 2,802,923 and 2,624,524 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three months ended March 31, 2017 and March 31, 2016, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income (“AOCI”) is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in AOCI, net of taxes by component for the three months ended March 31, 2017 (in thousands):

	Pension and Other Post-Retirement Benefit Items	Marketable Securities	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2016	$(64,883)	$3,075	$—	$(19,974)	$(81,782)
Other comprehensive income (loss) before reclassifications	—	(94)	(2,088)	3,169	987
Amounts reclassified from AOCI	(44)	(3,042)	788	8,954	6,656
Balance at March 31, 2017	$(64,927)	$(61)	$(1,300)	$(7,851)	$(74,139)
NOTE 15: RELATED PARTY TRANSACTIONS
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $31 million of the Company’s Term C Loans and Former Term B Loans at both March 31, 2017 and December 31, 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 16: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$436,033	$455,875
Corporate and Other	3,877	12,597
Total operating revenues	$439,910	$468,472
Operating profit (loss) from Continuing Operations (1)(2)
Television and Entertainment	$20,013	$58,605
Corporate and Other	(35,245)	(28,613)
Total operating (loss) profit	$(15,232)	$29,992
Depreciation from Continuing Operations (3)
Television and Entertainment	$10,039	$11,017
Corporate and Other	3,532	3,425
Total depreciation	$13,571	$14,442
Amortization from Continuing Operations (3)
Television and Entertainment	$41,659	$41,665
Capital Expenditures:
Television and Entertainment	$10,807	$6,833
Corporate and Other	2,249	6,092
Discontinued Operations	1,578	4,923
Total capital expenditures	$14,634	$17,848

	March 31, 2017	December 31, 2016
Assets:
Television and Entertainment	$7,263,209	$7,484,591
Corporate and Other	872,416	1,228,526
Assets held for sale (4)	16,356	17,176
Discontinued Operations	—	670,758
Total assets	$8,151,981	$9,401,051

(1)	See Note 2 for the disclosures of operating revenues and operating profit included in discontinued operations for the historical periods.

(2)	Operating profit (loss) for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs and income taxes.

(3)	Depreciation and amortization from discontinued operations totaled $3 million and $8 million, respectively, for the three months ended March 31, 2016.

(4)	See Note 3 for information regarding real estate assets held for sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company is the issuer of the Notes (see Note 6) and such debt is guaranteed by the Company’s subsidiary guarantors (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect 100% owned domestic subsidiaries of the Company. The Company’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, and all guarantees are full and unconditional. The subsidiaries of the Company that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”) are direct or indirect subsidiaries of the Company that primarily include the Company’s international operations.
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
On January 31, 2017, the Company completed the Gracenote Sale, as further described in Note 2. The Gracenote Sale included certain Subsidiary Guarantors as well as Non-Guarantor Subsidiaries. The results of operations of these entities are included in their respective categories through the date of sale.
In lieu of providing separate audited financial statements for the Subsidiary Guarantors, the Company has included the accompanying unaudited condensed consolidating financial statements in accordance with the requirements of Rule 3-10(f) of SEC Regulation S-X. The following unaudited Condensed Consolidating Financial Statements present the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows of Tribune Media Company, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries and the eliminations necessary to arrive at the Company’s information on a consolidated basis.
These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$437,487	$2,423	$—	$439,910

Programming and direct operating expenses	—	239,232	821	—	240,053
Selling, general and administrative	32,967	126,089	803	—	159,859
Depreciation and amortization	2,948	49,162	3,120	—	55,230
Total Operating Expenses	35,915	414,483	4,744	—	455,142

Operating (Loss) Profit	(35,915)	23,004	(2,321)	—	(15,232)

(Loss) income on equity investments, net	(469)	37,506	—	—	37,037
Interest and dividend income	482	23	—	—	505
Interest expense	(38,592)	—	(166)	—	(38,758)
Loss on extinguishment and modification of debt	(19,052)	—	—	—	(19,052)
Gain on investment transaction	4,950	—	—	—	4,950
Write-down of investment	—	(122,000)	—	—	(122,000)
Other non-operating items	(276)	—	—	—	(276)
Intercompany income (charges)	28,218	(28,151)	(67)	—	—
Loss from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(60,654)	(89,618)	(2,554)	—	(152,826)
Income tax benefit	(23,715)	(26,941)	(958)	—	(51,614)
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(64,273)	(226)	—	64,499	—
(Loss) Income from Continuing Operations	$(101,212)	$(62,903)	$(1,596)	$64,499	$(101,212)
Income (Loss) from Discontinued Operations, net of taxes	15,618	(1,904)	807	1,097	15,618
Net (Loss) Income	$(85,594)	$(64,807)	$(789)	$65,596	$(85,594)

Comprehensive (Loss) Income	$(77,951)	$(62,931)	$10,578	$52,353	$(77,951)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$465,970	$2,502	$—	$468,472

Programming and direct operating expenses	—	220,527	1,212	—	221,739
Selling, general and administrative	25,429	134,386	819	—	160,634
Depreciation and amortization	2,569	50,358	3,180	—	56,107
Total Operating Expenses	27,998	405,271	5,211	—	438,480

Operating (Loss) Profit	(27,998)	60,699	(2,709)	—	29,992

(Loss) income on equity investments, net	(720)	38,972	—	—	38,252
Interest and dividend income	91	41	—	—	132
Interest expense	(37,894)	—	(247)	—	(38,141)
Other non-operating items	62	—	—	—	62
Intercompany income (charges)	21,992	(21,936)	(56)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(44,467)	77,776	(3,012)	—	30,297
Income tax (benefit) expense	(17,324)	33,660	(1,141)	—	15,195
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	42,245	(749)	—	(41,496)	—
Income (Loss) from Continuing Operations	$15,102	$43,367	$(1,871)	$(41,496)	$15,102
(Loss) Income from Discontinued Operations, net of taxes	(4,009)	(2,731)	1,383	1,348	(4,009)
Net Income (Loss)	$11,093	$40,636	$(488)	$(40,148)	$11,093

Comprehensive Income (Loss)	$14,730	$40,739	$3,449	$(44,188)	$14,730

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$342,957	$1,381	$1,883	$—	$346,221
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Accounts receivable, net	1,184	382,795	588	—	384,567
Broadcast rights	—	135,533	1,648	—	137,181
Income taxes receivable	—	7,897	—	—	7,897
Prepaid expenses	9,313	22,544	227	—	32,084
Other	9,716	1,822	—	—	11,538
Total current assets	380,736	551,972	4,346	—	937,054
Properties
Property, plant and equipment	55,762	521,699	109,076	—	686,537
Accumulated depreciation	(24,412)	(167,368)	(6,345)	—	(198,125)
Net properties	31,350	354,331	102,731	—	488,412

Investments in subsidiaries	9,962,162	56,249	—	(10,018,411)	—

Other Assets
Broadcast rights	—	148,768	64	—	148,832
Goodwill	—	3,220,300	7,747	—	3,228,047
Other intangible assets, net	—	1,690,765	86,595	—	1,777,360
Assets held for sale	—	16,356	—	—	16,356
Investments	13,453	1,442,162	17,895	—	1,473,510
Intercompany receivables	2,282,927	5,810,551	352,870	(8,446,348)	—
Other	124,675	75,549	2,823	(120,637)	82,410
Total other assets	2,421,055	12,404,451	467,994	(8,566,985)	6,726,515
Total Assets	$12,795,303	$13,367,003	$575,071	$(18,585,396)	$8,151,981

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$25,182	$22,826	$1,531	$—	$49,539
Debt due within one year	13,870	—	4,006	—	17,876
Income taxes payable	—	97,137	(3)	—	97,134
Contracts payable for broadcast rights	—	218,178	1,846	—	220,024
Deferred revenue	—	11,923	107	—	12,030
Interest payable	13,871	—	2	—	13,873
Other	37,274	49,289	282	—	86,845
Total current liabilities	90,197	399,353	7,771	—	497,321

Non-Current Liabilities
Long-term debt	3,004,633	—	9,764	—	3,014,397
Deferred income taxes	—	823,944	158,183	(120,637)	861,490
Contracts payable for broadcast rights	—	292,198	66	—	292,264
Intercompany payables	6,282,611	1,910,337	253,400	(8,446,348)	—
Other	466,211	62,710	20	—	528,941
Total non-current liabilities	9,753,455	3,089,189	421,433	(8,566,985)	4,697,092
Total liabilities	9,843,652	3,488,542	429,204	(8,566,985)	5,194,413

Shareholders’ Equity (Deficit)
Common stock	101	—	—	—	101
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,051,836	9,037,427	200,304	(9,237,731)	4,051,836
Retained (deficit) earnings	(393,953)	847,858	(59,327)	(788,531)	(393,953)
Accumulated other comprehensive (loss) income	(74,139)	(6,824)	(1,027)	7,851	(74,139)
Total Tribune Media Company shareholders’ equity (deficit)	2,951,651	9,878,461	139,950	(10,018,411)	2,951,651
Noncontrolling interests	—	—	5,917	—	5,917
Total shareholders’ equity (deficit)	2,951,651	9,878,461	145,867	(10,018,411)	2,957,568
Total Liabilities and Shareholders’ Equity (Deficit)	$12,795,303	$13,367,003	$575,071	$(18,585,396)	$8,151,981

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$574,638	$720	$2,300	$—	$577,658
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Accounts receivable, net	198	428,254	660	—	429,112
Broadcast rights	—	155,266	2,551	—	157,817
Income taxes receivable	—	9,056	—	—	9,056
Current assets of discontinued operations	—	37,300	25,305	—	62,605
Prepaid expenses	11,640	24,074	148	—	35,862
Other	4,894	1,729	1	—	6,624
Total current assets	608,936	656,399	30,965	—	1,296,300
Properties
Property, plant and equipment	55,529	547,601	107,938	—	711,068
Accumulated depreciation	(21,635)	(159,472)	(6,041)	—	(187,148)
Net properties	33,894	388,129	101,897	—	523,920

Investments in subsidiaries	10,502,544	106,486	—	(10,609,030)	—

Other Assets
Broadcast rights	—	153,374	83	—	153,457
Goodwill	—	3,220,300	7,630	—	3,227,930
Other intangible assets, net	—	1,729,829	89,305	—	1,819,134
Non-current assets of discontinued operations	—	514,200	93,953	—	608,153
Assets held for sale	—	17,176	—	—	17,176
Investments	19,079	1,637,909	17,895	—	1,674,883
Intercompany receivables	2,326,261	5,547,542	358,834	(8,232,637)	—
Intercompany loan receivable	27,000	—	—	(27,000)	—
Other	51,479	75,191	2,707	(49,279)	80,098
Total other assets	2,423,819	12,895,521	570,407	(8,308,916)	7,580,831
Total Assets	$13,569,193	$14,046,535	$703,269	$(18,917,946)	$9,401,051

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$29,827	$29,703	$1,023	$—	$60,553
Debt due within one year	15,921	—	4,003	—	19,924
Income taxes payable	—	21,130	36	—	21,166
Contracts payable for broadcast rights	—	238,497	2,758	—	241,255
Deferred revenue	—	13,593	97	—	13,690
Interest payable	30,301	—	4	—	30,305
Current liabilities of discontinued operations	—	44,763	9,521	—	54,284
Other	38,867	70,589	220	—	109,676
Total current liabilities	114,916	418,275	17,662	—	550,853

Non-Current Liabilities
Long-term debt	3,380,860	—	10,767	—	3,391,627
Intercompany loan payable	—	27,000	—	(27,000)	—
Deferred income taxes	—	871,923	161,604	(49,279)	984,248
Contracts payable for broadcast rights	—	314,755	85	—	314,840
Intercompany payables	6,065,424	1,912,259	254,954	(8,232,637)	—
Other	468,227	50,239	20	—	518,486
Non-current liabilities of discontinued operations	—	86,517	8,797	—	95,314
Total non-current liabilities	9,914,511	3,262,693	436,227	(8,308,916)	5,304,515
Total Liabilities	10,029,427	3,680,968	453,889	(8,308,916)	5,855,368

Shareholders’ Equity (Deficit)
Common stock	100	—	—	—	100
Treasury stock	(632,207)	—	—	—	(632,207)
Additional paid-in-capital	4,561,760	9,486,179	289,818	(9,775,997)	4,561,760
Retained (deficit) earnings	(308,105)	888,088	(33,961)	(854,127)	(308,105)
Accumulated other comprehensive (loss) income	(81,782)	(8,700)	(12,394)	21,094	(81,782)
Total Tribune Media Company shareholders’ equity (deficit)	3,539,766	10,365,567	243,463	(10,609,030)	3,539,766
Noncontrolling interests	—	—	5,917	—	5,917
Total shareholders’ equity (deficit)	3,539,766	10,365,567	249,380	(10,609,030)	3,545,683
Total Liabilities and Shareholders’ Equity (Deficit)	$13,569,193	$14,046,535	$703,269	$(18,917,946)	$9,401,051

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(133,188)	$209,446	$(1,045)	$—	$75,213

Investing Activities
Capital expenditures	(1,413)	(12,468)	(753)	—	(14,634)
Net proceeds from the sale of business	571,749	(5,249)	(11,775)	—	554,725
Proceeds from sales of real estate and other assets	—	44,315	—	—	44,315
Proceeds from the sale of investment	4,950	—	—	—	4,950
Net cash provided by (used in) investing activities	575,286	26,598	(12,528)	—	589,356

Financing Activities
Long-term borrowings	202,694	—	—	—	202,694
Repayments of long-term debt	(583,232)	—	(1,013)	—	(584,245)
Long-term debt issuance costs	(1,689)	—	—	—	(1,689)
Payment of dividends	(520,849)	—	—	—	(520,849)
Tax withholdings related to net share settlements of share-based awards	(7,053)	—	—	—	(7,053)
Proceeds from stock option exercises	2,385	—	—	—	2,385
Change in intercompany receivables and payables (1)	233,965	(239,190)	5,225	—	—
Net cash (used in) provided by financing activities	(673,779)	(239,190)	4,212	—	(908,757)

Net (Decrease) in Cash and Cash Equivalents	(231,681)	(3,146)	(9,361)	—	(244,188)
Cash and cash equivalents, beginning of year	574,638	4,527	11,244	—	590,409
Cash and cash equivalents, end of year	$342,957	$1,381	$1,883	$—	$346,221

(1) Excludes the impact of a $54 million non-cash settlement of intercompany balances upon the sale of certain Guarantor and Non-Guarantor subsidiaries included in the Gracenote Sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(56,143)	$181,150	$(2,708)	$—	$122,299

Investing Activities
Capital expenditures	(4,336)	(12,115)	(1,397)	—	(17,848)
Investments	—	(88)	—	—	(88)
Proceeds from sales of real estate and other assets	—	805	681	—	1,486
Transfers from restricted cash	—	4	—	—	4
Intercompany dividends	3,326	—	—	(3,326)	—
Net cash used in investing activities	(1,010)	(11,394)	(716)	(3,326)	(16,446)

Financing Activities
Repayments of long-term debt	(5,948)	—	(1,012)	—	(6,960)
Long-term debt issuance costs	(622)	—	—	—	(622)
Payments of dividends	(23,215)	—	—	—	(23,215)
Common stock repurchases	(8,938)	—	—	—	(8,938)
Tax withholdings related to net share settlements of share-based awards	(4,126)	—	—	—	(4,126)
Intercompany dividends	—	(3,326)	—	3,326	—
Change in intercompany receivables and payables (1)	164,960	(169,323)	4,363	—	—
Net cash provided by (used in) financing activities	122,111	(172,649)	3,351	3,326	(43,861)

Net Increase (Decrease) in Cash and Cash Equivalents	64,958	(2,893)	(73)	—	61,992
Cash and cash equivalents, beginning of year	235,508	13,054	14,082	—	262,644
Cash and cash equivalents, end of year	$300,466	$10,161	$14,009	$—	$324,636

(1) Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: SUBSEQUENT EVENTS
On May 8, 2017, the Company entered into the Merger Agreement with Sinclair, providing for the acquisition by Sinclair of all of the outstanding shares of the Company’s Common Stock by means of a merger of a wholly owned subsidiary of Sinclair with and into Tribune Media Company, with the Company surviving the Merger as a wholly owned subsidiary of Sinclair.
In the Merger, each share of Tribune Media Company Common Stock will be converted into the right to receive (i) $35.00 in cash, without interest and less any required withholding taxes (such amount, the “Cash Consideration”), and (ii) 0.2300 (the “Exchange Ratio”) of a validly issued, fully paid and nonassessable share of Class A common stock, $0.01 par value per share (the “Sinclair Common Stock”), of Sinclair (the “Stock Consideration”, and together with the Cash Consideration, the “Merger Consideration”). The Merger Agreement provides that each holder of an outstanding Tribune Media Company stock option (whether or not vested) will receive, for each share of the Company’s Common Stock subject to the such stock option, a cash payment equal to the excess, if any, of the value of the Merger Consideration (with the Stock Consideration valued over a specified period prior to the consummation of the Merger) and the exercise price per share of such option, without interest and subject to all applicable withholding. Each outstanding Tribune Media Company restricted stock unit award will be converted into a cash-settled restricted stock unit award reflecting a number of shares of Sinclair Common Stock equal to the number of shares of the Company’s Common Stock subject to such award multiplied by a ratio equal to (i) the Exchange Ratio plus (ii) the Cash Consideration divided by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger. Otherwise, each such award will continue to subject to the same terms and conditions as such award was subject prior to the Merger. Each outstanding Tribune Media Company performance stock unit (other than supplemental performance stock units) will automatically become vested at “target” level of performance and will be entitled to receive an amount of cash equal to the number of shares of the Company’s Common Stock that are subject to such unit as so vested multiplied by the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Each holder of an outstanding Tribune Media Company supplemental performance stock unit that will vest in accordance with its existing terms will be entitled to receive an amount of cash equal to the number of shares of the Company’s Common Stock that are subject to such unit as so vested multiplied by the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Any supplemental performance stock units that do not vest will be canceled without any consideration. Each holder of an outstanding Tribune Media Company deferred stock unit will be entitled to receive an amount of cash equal to the number of shares of the Company’s Common Stock that are subject to such unit as so vested multiplied by the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Each outstanding Tribune Media Company Warrant will become a Warrant exercisable, at its current exercise price, for the Merger Consideration in respect of each share of the Company’s Common Stock subject to the Warrant prior to the Merger.
The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the approval of the Merger by the stockholders of Tribune Media Company, (ii) the receipt of approval from the Federal Communications Commission and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the effectiveness of a registration statement on Form S-4 registering the Sinclair Common Stock to be issued in connection with the Merger and no stop order or proceedings seeking the same have been initiated by the Securities and Exchange Commission, (iv) the listing of the Sinclair Common Stock to be issued in the Merger on the NASDAQ Global Select Market and (v) the absence of certain legal impediments to the consummation of the Merger.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sinclair’s and Tribune Media Company’s respective obligation to consummate the Merger are also subject to certain additional customary conditions, including (i) material accuracy of representations and warranties of the other party, (ii) performance by the other party of its covenants in all material respects and (iii) since the date of the Merger Agreement, no material adverse effect with respect to the other party having occurred.
Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on May 9, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes as well as our audited consolidated financial statements for the fiscal year ended December 31, 2016. As a result of the Gracenote Sale (as further described below), the historical results of operations for the businesses included in the Gracenote Sale are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Quarterly Report are to Tribune Media Company’s continuing operations, unless specifically noted.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three months ended March 31, 2017 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	risks associated with the ability to consummate the merger between us and Sinclair Broadcast Group, Inc. (“Sinclair”) (the “Merger”) and the timing of the closing of the transaction;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the risk that the regulatory approvals for the proposed Merger with Sinclair may not be obtained or may be obtained subject to conditions that are not anticipated;

•	risks related to the disruption of management time from ongoing business operations due to the Merger;

•
the effect of the announcement of the Merger on our ability to retain and hire key personnel, on our ability to maintain relationships with advertisers and customers and on our operating results and businesses generally;

•	potential litigation in the connection with the Merger;

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•	the payment of proceeds associated with the spectrum auction, the potential impact of the modifications to and/or surrender of spectrum on operation of our television stations, the costs, terms and restrictions associated with the actions necessary to modify and/or surrender the spectrum;

•	the timing and outcome of TEGNA’s evaluation of strategic alternatives for CareerBuilder;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order;

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures;

•	the financial performance and valuation of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with, and the effect of changes or developments in, government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed under “Risk Factors” of the Company’s filings with the Securities and Exchange Commission (the “SEC”); and

•	other events beyond our control that may result in unexpected adverse operating results.
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
As further described in Note 2 to our unaudited condensed consolidated financial statements, on December 19, 2016, we entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and

Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”), which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity,” assets and liabilities of Digital and Data businesses included in the Gracenote Sale are classified as discontinued operations in our unaudited Condensed Consolidated Balance Sheet at December 31, 2016, and the results of operations are reported as discontinued operations in our unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for all periods presented.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments in cable and digital assets, including equity investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (“CareerBuilder”). Television and Entertainment is a reportable segment, which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via our websites and other digital assets. Television and Entertainment consists of 42 local television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; and WGN- AM, a radio station in Chicago.
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
Our results of operations, when examined on a quarterly basis, reflect the historical seasonality of our advertising revenues. Typically, second and fourth quarter advertising revenues are higher than first and third quarter advertising revenues. Results for the second quarter usually reflect spring seasonal advertising, while the fourth quarter includes advertising related to the holiday season. In addition, our operating results are subject to fluctuations from political advertising as political spending is usually significantly higher in even numbered years due to advertising expenditures preceding local and national elections. For additional information on the businesses we operate, see “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”) and our other filings with the SEC.

SIGNIFICANT EVENTS
Sinclair Merger Agreement
On May 8, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sinclair, providing for the acquisition by Sinclair of all of the outstanding shares of our Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) by means of a merger of a wholly owned subsidiary of Sinclair with and into Tribune Media Company, with Tribune Media Company surviving the Merger as a wholly owned subsidiary of Sinclair.
In the Merger, each share of our Common Stock will be converted into the right to receive (i) $35.00 in cash, without interest and less any required withholding taxes (such amount, the “Cash Consideration”), and (ii) 0.2300

(the “Exchange Ratio”) of a validly issued, fully paid and nonassessable share of Class A common stock, $0.01 par value per share (the “Sinclair Common Stock”), of Sinclair (the “Stock Consideration”, and together with the Cash Consideration, the “Merger Consideration”). The Merger Agreement provides that each holder of an outstanding Tribune Media Company stock option (whether or not vested) will receive, for each share of our Common Stock subject to the such stock option, a cash payment equal to the excess, if any, of the value of the Merger Consideration (with the Stock Consideration valued over a specified period prior to the consummation of the Merger) and the exercise price per share of such option, without interest and subject to all applicable withholding. Each outstanding Tribune Media Company restricted stock unit award will be converted into a cash-settled restricted stock unit award reflecting a number of shares of Sinclair Common Stock equal to the number of shares of our Common Stock subject to such award multiplied by a ratio equal to (i) the Exchange Ratio plus (ii) the Cash Consideration divided by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger. Otherwise, each such award will continue to subject to the same terms and conditions as such award was subject prior to the Merger. Each outstanding Tribune Media Company performance stock unit (other than supplemental performance stock units) will automatically become vested at “target” level of performance and will be entitled to receive an amount of cash equal to the number of shares of our Common Stock that are subject to such unit as so vested multiplied by the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Each holder of an outstanding Tribune Media Company supplemental performance stock unit that will vest in accordance with its existing terms will be entitled to receive an amount of cash equal to the number of shares of our Common Stock that are subject to such unit as so vested multiplied by the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Any supplemental performance stock units that do not vest will be canceled without any consideration. Each holder of an outstanding Tribune Media Company deferred stock unit will be entitled to receive an amount of cash equal to the number of shares of our Common Stock that are subject to such unit as so vested multiplied by the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Each outstanding Tribune Media Company Warrant will become a Warrant exercisable, at its current exercise price, for the Merger Consideration in respect of each share of our Common Stock subject to the Warrant prior to the Merger.
The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the approval of the Merger by our stockholders, (ii) the receipt of approval from the Federal Communications Commission and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the effectiveness of a registration statement on Form S-4 registering the Sinclair Common Stock to be issued in connection with the Merger and no stop order or proceedings seeking the same have been initiated by the Securities and Exchange Commission, (iv) the listing of the Sinclair Common Stock to be issued in the Merger on the NASDAQ Global Select Market and (v) the absence of certain legal impediments to the consummation of the Merger.
Sinclair’s and our respective obligation to consummate the Merger are also subject to certain additional customary conditions, including (i) material accuracy of representations and warranties of the other party, (ii) performance by the other party of its covenants in all material respects and (iii) since the date of the Merger Agreement, no material adverse effect with respect to the other party having occurred.
Sale of Digital and Data Business
On December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interests in substantially all of the Digital and Data business operations for $560 million in cash, subject to certain purchase price adjustments. We completed the Gracenote Sale on January 31, 2017 and received gross proceeds of $581 million. We expect to receive additional proceeds of approximately $4 million as a result of purchase price adjustments. We recognized a pretax gain of $35 million as a result of the Gracenote Sale in the first quarter of 2017. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term Loan Facility (as defined below). See Note 2 to our unaudited condensed consolidated financial statements for further information.

Discontinued Operations
Results of operations for the Digital and Data businesses included in the Gracenote Sale are presented as discontinued operations in our unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for all periods presented.
The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in our unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2017 (1)	March 31, 2016
Operating revenues	$18,168	$52,592
Direct operating expenses	7,292	16,694
Selling, general and administrative	15,349	28,065
Depreciation (2)	—	2,896
Amortization (2)	—	7,713
Operating loss	(4,473)	(2,776)
Interest income	16	13
Interest expense (3)	(1,261)	(3,835)
Loss before income taxes	(5,718)	(6,598)
Pretax gain on the disposal of discontinued operations	35,462	—
Total pretax gain (loss) on discontinued operations	29,744	(6,598)
Income tax expense (benefit) (4)	14,126	(2,589)
Gain (loss) from discontinued operations, net of taxes	$15,618	$(4,009)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.
(2) No depreciation expense or amortization expense was recorded by us in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)
We used $400 million of proceeds from the Gracenote Sale to pay down a portion of our outstanding borrowings under the Term Loan Facility (as defined below). Interest expense was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding indebtedness under the Term Loan Facility in effect in each respective period.

(4) The effective tax rates on pretax income from discontinued operations were 47.5% and 39.2% for the three months ended March 31, 2017 and March 31, 2016, respectively. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies. The 2016 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and foreign tax rate differences.
The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by us to complete the Gracenote Sale, of $10 million for the three months ended March 31, 2017. The net assets of discontinued operations included in our unaudited Condensed Consolidated Balance Sheet as of December 31, 2016 totaled $521 million, as further described in Note 2 to our unaudited condensed consolidated financial statements.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. We do not expect to incur material costs in connection with these indemnifications. We have no contingent liabilities relating to the Gracenote Sale as of March 31, 2017.
Special Cash Dividend
On February 3, 2017, we paid a special cash dividend of $5.77 per share to holders of record of our Class A Common Stock and Class B Common Stock at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants.

Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (as subsequently modified, the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No. 08-13141.
See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information regarding the Debtors’ Chapter 11 cases and for a description of the terms and conditions of the Plan.
At March 31, 2017, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we would be required to satisfy the allowed claims from our cash from operations.
Secured Credit Facility
On January 27, 2017, we entered into an amendment (the “2017 Amendment”) to our secured credit facility (the “Secured Credit Facility”), comprised of a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility”) pursuant to which, among other things, (i) certain term lenders under the Term Loan Facility converted a portion of their term B loans (the “Term B Loans”) outstanding immediately prior to the closing of the 2017 Amendment (the “Former Term B Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.761 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the Revolving Credit Facility converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments”; the existing tranche of revolving commitments of the remaining revolving lenders, the “Existing Revolving Tranche”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to January 27, 2022. See Note 6 to our unaudited condensed consolidated financial statements for further information on the Secured Credit Facility.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased (A) the amount of the Term C Loans pursuant to an Increase Supplement (the “Term Loan Increase Supplement”) between us and the term lender party thereto and (B) the amount of commitments under the Revolving Credit Facility from $300 million to $420 million, pursuant to (i) an Increase Supplement, among us and certain existing revolving lenders and (ii) a Lender Joinder Agreement, among us, a new revolving lender and JPMorgan, as administrative agent. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our outstanding Term B Loans under the Secured Credit Facility.
In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million pay down, we recorded a charge of $19 million on the extinguishment and modification of debt, as further described in Note 6 to our unaudited condensed consolidated financial statements.

Newsday and Chicago Cubs Transactions
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, we reached a final agreement with the IRS administrative appeals division regarding the Newsday Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 31, 2016), for tax years 2008 through 2015 in the third quarter of 2016. During the second quarter of 2016, we recorded a $102 million income tax charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. We also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis was required to reflect the expected negotiated reduction in the amount of our guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. In connection with the final agreement, we recorded an income tax benefit of $3 million to adjust the estimate of the deferred tax liability recorded in the second quarter of 2016. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily related to the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve. The remaining $4 million of state tax liabilities are included in the income taxes payable account on the unaudited Condensed Consolidated Balance Sheet at March 31, 2017.
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2016) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through March 31, 2017 would be approximately $42 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. As of March 31, 2017, we have paid or accrued approximately $45 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 include a deferred tax liability of $155 million and $158 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
CareerBuilder
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it is evaluating strategic alternatives for CareerBuilder, in which we own a 32% interest, including a possible sale. There are no guarantees that any of the options under review will result in a transaction.
In March 2017, the range of possible outcomes was narrowed and we determined that there was sufficient indication that the carrying value of our investment in CareerBuilder may be impaired. As of the assessment date, CareerBuilder’s carrying value included $72 million of basis difference that we recorded as a result of fresh start reporting, as further described in Note 5 to our unaudited condensed consolidated financial statements. In the three months ended March 31, 2017, we recorded a non-cash pretax impairment charge of $122 million to write down our investment in CareerBuilder, which eliminated the remaining fresh start reporting basis difference. The write down resulted from a decline in the fair value of the investment that we determined to be other than temporary. We estimated the fair value based on the best available evidence from recent developments related to TEGNA’s evaluation of strategic alternatives for CareerBuilder.

FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission (the “FCC”) announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and anticipate receiving approximately $190 million in pretax proceeds resulting from the auction. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. We expect to receive the proceeds in the second half of 2017.
We cannot predict the timing of FCC incentive auction payments. Any proceeds received by the Dreamcatcher stations as a result of the incentive auction are required to be first used to repay the Dreamcatcher Credit Facility.
Non-Operating Items
Non-operating items for the three months ended March 31, 2017 and March 31, 2016 are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Loss on extinguishment and modification of debt	$(19,052)	$—
Gain on investment transaction	4,950	—
Write-down of investment	(122,000)	—
Other non-operating (loss) gain, net	(26)	496
Total non-operating (loss) gain, net	$(136,128)	$496

Non-operating items for the three months ended March 31, 2017 included a $19 million pretax loss on the extinguishment and modification of debt. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million associated with the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” Gain on investment transaction for the three months ended March 31, 2017 included a pretax gain of $5 million from the sale of our tronc, Inc. (“tronc”) shares. Write-down of investment for the three months ended March 31, 2017 included a non-cash pretax impairment charge of $122 million to write down our investment in CareerBuilder, as further described above.

RESULTS OF OPERATIONS
As described under “Significant Events—Digital and Data Sale,” on December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interests in substantially all of the Digital and Data business and the Gracenote Sale closed on January 31, 2017. As a result, the historical results of operations for businesses included in the Gracenote Sale are reported in discontinued operations for all periods presented.
Beginning in the fourth quarter of 2016, the Television and Entertainment reportable segment includes the operations of Covers, a business-to-consumer website, which was previously included in the Digital and Data reportable segment. The following discussion and analysis presents a review of our continuing operations as of and for the three months ended March 31, 2017 and March 31, 2016, unless otherwise noted.

CONSOLIDATED
Consolidated operating results for the three months ended March 31, 2017 and March 31, 2016 are shown in the table below:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Operating revenues	$439,910	$468,472	-6%

Operating (loss) profit	$(15,232)	$29,992	*

Income on equity investments, net	$37,037	$38,252	-3%

(Loss) income from continuing operations	$(101,212)	$15,102	*

Income (loss) from discontinued operations, net of taxes	$15,618	$(4,009)	*

Net (loss) income	$(85,594)	$11,093	*

*	Represents positive or negative change equal to, or in excess of 100%
Operating Revenues and Operating (Loss) Profit —Consolidated operating revenues and operating (loss) profit by business segment for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Operating revenues
Television and Entertainment	$436,033	$455,875	-4%
Corporate and Other	3,877	12,597	-69%
Total operating revenues	$439,910	$468,472	-6%
Operating (loss) profit
Television and Entertainment	$20,013	$58,605	-66%
Corporate and Other	(35,245)	(28,613)	+23%
Total operating (loss) profit	$(15,232)	$29,992	*

*	Represents positive or negative change equal to, or in excess of 100%
Consolidated operating revenues decreased 6%, or $29 million, in the three months ended March 31, 2017 primarily due to a decrease of $20 million in Television and Entertainment revenues, driven by lower advertising revenues, partially offset by increased retransmission revenues and carriage fees. Additionally, Corporate and Other revenues decreased by $9 million primarily due to the loss of revenue from real estate properties sold in 2016. Consolidated operating profit decreased $45 million in the three months ended March 31, 2017 due to lower Television and Entertainment operating profit as a result of lower advertising revenues, higher programming expenses and a higher Corporate and Other operating loss primarily due to a decline in revenue and increased compensation expense principally related to the resignation of the CEO in the first quarter of 2017.

Operating Expenses—Consolidated operating expenses for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Programming	$141,246	$124,167	+14%
Direct operating expenses	98,807	97,572	+1%
Selling, general and administrative	159,859	160,634	—%
Depreciation	13,571	14,442	-6%
Amortization	41,659	41,665	—%
Total operating expenses	$455,142	$438,480	+4%
Programming expenses, which represented 32% of revenues for the three months ended March 31, 2017 compared to 27% for the three months ended March 31, 2016, increased 14%, or $17 million, primarily due to higher amortization of license fees of $13 million and higher network affiliate fees of $7 million, partially offset by a $3 million decrease in outside production expenses.
Direct operating expenses, which represented 22% of revenues for the three months ended March 31, 2017 and 21% for the three months ended March 31, 2016, increased 1%, or $1 million. Compensation expense increased $1 million primarily at Television and Entertainment and all other direct operating expenses, such as outside services, occupancy expense and royalty expense, remained essentially flat with the prior year.
Selling, general and administrative expenses (“SG&A”), which represented 36% of revenues for the three months ended March 31, 2017 compared to 34% for the three months ended March 31, 2016, remained flat as lower outside services and other expenses were offset by higher compensation. Compensation expense increased 21%, or $13 million, mainly due to an $11 million increase at Corporate and Other driven by separation costs related to the resignation of the CEO in the first quarter of 2017. Compensation expense also increased $2 million at Television and Entertainment mainly due to merit increases and higher severance costs, partially offset by headcount reductions. Outside services expense decreased 20%, or $5 million, primarily due to a $4 million decrease in professional and legal fees. Other expenses decreased 13%, or $9 million, primarily due to a $7 million reduction of impairment charges associated with certain real estate properties and a $3 million decrease in real estate taxes and other costs associated with real estate sold in 2016.
Depreciation expense decreased 6%, or less than $1 million, in the three months ended March 31, 2017. The decrease in depreciation expense is primarily due to lower levels of depreciable property. Amortization expense remained flat for the three months ended March 31, 2017.
Income (Loss) From Discontinued Operations, Net of Taxes—The results of discontinued operations for the three months ended March 31, 2017 and March 31, 2016 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Income from discontinued operations, net of taxes totaled $16 million for the three months ended March 31, 2017, including a pretax gain on the sale of $35 million. Loss from discontinued operations, net of taxes was $4 million for the three months ended March 31, 2016. Interest expense allocated to discontinued operations totaled $1 million and $4 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The results of discontinued operations also include selling and transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $10 million for the three months ended March 31, 2017. See Note 2 to our unaudited condensed consolidated financial statements for further information.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Operating revenues	$436,033	$455,875	-4%
Operating expenses	416,020	397,270	+5%
Operating profit	$20,013	$58,605	-66%
Television and Entertainment operating revenues decreased 4%, or $20 million, in the three months ended March 31, 2017 largely due to a decrease in advertising revenue, partially offset by an increase in retransmission revenues and carriage fees, as further described below.
Television and Entertainment operating profit decreased $39 million in the three months ended March 31, 2017 mainly due to lower operating revenues of $20 million and increased programming expense of $17 million, primarily due to higher amortization of license fees and higher network affiliate fees.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Advertising	$291,707	$321,462	-9%
Retransmission revenues	94,214	83,527	+13%
Carriage fees	33,610	31,014	+8%
Barter/trade	9,012	10,076	-11%
Other	7,490	9,796	-24%
Total operating revenues	$436,033	$455,875	-4%
Advertising Revenues—Advertising revenues, net of agency commissions, fell 9%, or $30 million, in the three months ended March 31, 2017 primarily due to a $14 million decrease in net political advertising revenues and an $18 million decrease in net core advertising revenue (comprised of local and national advertising, excluding political and digital). The decrease in net core advertising revenue was primarily due to a decline in market revenues, partially offset by an increase in revenues associated with airing the Super Bowl on 14 FOX-affiliated stations in 2017 compared to six CBS-affiliated stations in 2016. Net political advertising revenues, which are a component of total advertising revenues, were approximately $2 million for the three months ended March 31, 2017 compared to $15 million for the three months ended March 31, 2016, as 2016 was an election year.
Retransmission Revenues—Retransmission revenues increased 13%, or $11 million, in the three months ended March 31, 2017 primarily due to a $15 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decline in revenue due to a decrease in the number of subscribers.
Carriage Fees—Carriage fees were up 8%, or $3 million, in the three months ended March 31, 2017 due mainly to higher rates for the distribution of WGN America.

Barter/Trade Revenues—Barter/trade revenues decreased 11%, or less than $1 million, in the three months ended March 31, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 24%, or $2 million, in the three months ended March 31, 2017 as 2016 included profit sharing from an original program that was cancelled.
Operating Expenses—Television and Entertainment operating expenses for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Compensation	$138,162	$135,136	+2%
Programming	141,246	124,167	+14%
Depreciation	10,039	11,017	-9%
Amortization	41,659	41,665	—%
Other	84,914	85,285	—%
Total operating expenses	$416,020	$397,270	+5%

Television and Entertainment operating expenses were up 5%, or $19 million, in the three months ended March 31, 2017 compared to the prior year period largely due to higher programming and compensation expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 2%, or $3 million, in the three months ended March 31, 2017 primarily due to higher direct pay and benefits as a result of merit increases and higher severance, partially offset by headcount reductions.
Programming Expense—Programming expense increased 14%, or $17 million, in the three months ended March 31, 2017 primarily due to higher amortization of license fees of $13 million and higher network affiliate fees of $7 million, partially offset by a $3 million reduction in outside production expenses. The increase in amortization of license fees was primarily attributable to original programming at WGN America as three first-run originals aired in the first quarter of 2017 (Outsiders, Underground and Salem) versus two first-run originals in the first quarter of 2016 (Outsiders and Underground). Additionally, amortization for Outsiders and Underground was higher in 2017 as episodes from season 1 were re-aired in the first quarter of 2017. The increase in network affiliate fees was mainly related to renewals of certain network affiliate agreements in the third quarter of 2016, as well as other contractual increases. These increases were partially offset by a $3 million decrease in outside production expenses primarily due to the cancellation of Manhattan in 2016 along with a decrease from other syndicated programming.
Depreciation and Amortization Expense—Depreciation expense decreased 9%, or $1 million, in the three months ended March 31, 2017 due to lower levels of depreciable property. Amortization expense remained flat in the three months ended March 31, 2017.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses were flat in the three months ended March 31, 2017.

CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating results for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Real estate revenues	$3,877	$12,597	-69%

Operating Expenses
Real estate (1)	$3,207	$13,196	-76%
Corporate (2)	41,464	34,007	+22%
Pension credit	(5,549)	(5,993)	-7%
Total operating expenses	$39,122	$41,210	-5%

(1) Real estate operating expenses included $1 million of depreciation expense in each of the three months ended March 31, 2017 and March 31, 2016.

(2)	Corporate operating expenses included $3 million of depreciation expense in each of the three months ended March 31, 2017 and March 31, 2016.
Real Estate Revenues—Real estate revenues decreased 69%, or $9 million, in the three months ended March 31, 2017 primarily due to the loss of revenue from real estate properties sold in 2016.
Real Estate Expenses—Real estate expenses decreased 76%, or $10 million, in the three months ended March 31, 2017 primarily resulting from a $6 million reduction of impairment charges associated with certain real estate properties. The sales of properties in 2016 also resulted in a $3 million decrease in real estate taxes and other costs associated with real estate sold in 2016.
Corporate Expenses—Corporate expenses increased 22%, or $7 million, in the three months ended March 31, 2017 primarily due to an $11 million increase in compensation expense due to $6 million of severance expense and $5 million of accelerated equity compensation expense related to the resignation of the CEO in the first quarter of 2017, partially offset by a $4 million decrease in professional fees primarily in technology.
Pension Credit—The pension credit decreased 7%, or $0.4 million, in the three months ended March 31, 2017.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Income from equity investments, net, before amortization of basis difference	$52,888	$51,923	+2%
Amortization of basis difference (1)	(15,851)	(13,671)	+16%
Income on equity investments, net	$37,037	$38,252	-3%

(1) See Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 for the discussion of the amortization of basis difference.

As described under “—Significant Events—CareerBuilder,” in the three months ended March 31, 2017, we recorded a non-cash pretax impairment charge of $122 million to write down our investment in CareerBuilder which is included in write-down of investment in our unaudited Condensed Consolidated Statements of Operations. The write down resulted from a decline in the fair value of the investment that we determined to be other than temporary.
Cash distributions from our equity method investments were as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Cash distributions from equity investments	$111,509	$89,346	+25%
Cash distributions from TV Food Network increased 25%, or $22 million, in the three months ended March 31, 2017.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016	Change
Interest and dividend income	$505	$132	*

Interest expense (1)	$38,758	$38,141	+2%

Income tax (benefit) expense (2)	$(51,614)	$15,195	*

*	Represents positive or negative change equal to, or in excess of 100%

(1)
Interest expense excludes $1 million and $4 million for the three months ended March 31, 2017 and March 31, 2016, respectively, related to discontinued operations as we used $400 million of the proceeds from the Gracenote Sale to pay down a portion of our Term Loan Facility. Interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility.

(2)	Income tax (benefit) expense excludes expense of $14 million and a benefit of $3 million for the three months ended March 31, 2017 and March 31, 2016, respectively, related to discontinued operations.
Interest Expense—Interest expense from continuing operations for each of the three months ended March 31, 2017 and March 31, 2016 includes the amortization of debt issuance costs of $2 million.
Income Tax (Benefit) Expense—In the three months ended March 31, 2017, we recorded income tax benefit from continuing operations of $52 million. The effective tax rate on pretax loss from continuing operations was 33.8% for the three months ended March 31, 2017. The rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses, a $1 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, and a $1 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three months ended March 31, 2016, we recorded income tax expense from continuing operations of $15 million. The effective tax rate on pretax income from continuing operations was 50.2% for the three months ended March 31, 2016. The rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses and a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.

Although we believe our estimates and judgments are reasonable, the resolutions of our income tax matters are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our Common Stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We have continued the monetization of our real estate portfolio. As of March 31, 2017, we had five real estate properties held for sale, as further described in Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017. We expect to broaden this sales activity to other properties to take advantage of robust market conditions although there can be no assurance that any such divestitures can be completed in a timely manner, on favorable terms or at all. The Merger Agreement for the proposed merger with Sinclair, described in the introduction to this management’s discussion and analysis, places certain limitations on our use of cash, including our application of cash to repurchase shares, our ability to declare any dividends other than quarterly dividends of $0.25 or less per share, and pursue significant business acquisitions.
For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets. The Merger Agreement for the proposed Merger places certain limitations on the amount of debt we can assume.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Net cash provided by operating activities	$75,213	$122,299
Net cash provided by (used in) investing activities	589,356	(16,446)
Net cash used in financing activities	(908,757)	(43,861)
Net (decrease) increase in cash and cash equivalents	$(244,188)	$61,992
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2017 was $75 million compared to $122 million for the three months ended March 31, 2016. The decrease was primarily due to lower operating cash flows from operating results and unfavorable working capital changes, partially offset by higher distributions from equity investments. Cash paid for income taxes, net of income tax refunds, increased by $4 million. Distributions from equity investments increased by $22 million to $112 million for the three months ended March 31, 2017 from $89 million for the three months ended March 31, 2016.
Investing activities
Net cash provided by investing activities totaled $589 million for the three months ended March 31, 2017. Our capital expenditures in the three months ended March 31, 2017 totaled $15 million. In the three months ended March 31, 2017, we received net proceeds of $555 million from the Gracenote Sale, $44 million related to the sale of real estate and $5 million related to the sale of tronc shares.
Net cash used in investing activities totaled $16 million for the three months ended March 31, 2016. Our capital expenditures in the three months ended March 31, 2016 totaled $18 million. In the first quarter of 2016, we received net proceeds of $1 million related to the sale of other assets.
Financing activities
Net cash used in financing activities was $909 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we repaid $584 million of borrowings under our Term Loan Facility and the Dreamcatcher Credit Facility, which included using $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term B Loans. Additionally, we used $203 million of long-term borrowings of Term C Loans to repay $184 million of Term B Loans, with the remainder used to pay fees associated with the 2017 Amendment. We paid dividends of $521 million consisting of quarterly cash dividends of $22 million and the special cash dividends of $499 million.
Net cash used in financing activities was $44 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we paid regular cash dividends of $23 million and paid $9 million for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program (see “—Repurchases of Equity Securities” below for further information). We also repaid $7 million of borrowings under our Term Loan Facility and the Dreamcatcher Credit Facility.
Debt
Our debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84% and 3.82%, net of unamortized discount and debt issuance costs of $2,503 and $31,230	$197,497	$2,312,218
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $25,694	1,735,755	—
5.875% Senior Notes due 2022, net of debt issuance costs of $14,749 and $15,437	1,085,251	1,084,563
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $67 and $80	13,770	14,770
Total debt (1)	$3,032,273	$3,411,551

(1) Under the terms of the Merger Agreement, Sinclair will assume all of our outstanding debt on the date the Merger is closed.

Secured Credit Facility—As of December 31, 2016, our Secured Credit Facility consisted of the Term Loan Facility, under which $2.343 billion of Term B Loans were outstanding, and a $300 million Revolving Credit Facility. See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2016 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility.
As described under “—Significant Events—Secured Credit Facility,” on January 27, 2017, we entered into the 2017 Amendment pursuant to which we converted Former Term B Loans into a new tranche of Term C Loans of approximately $1.761 billion, extended the maturity date of the Term C Loans and revised certain terms under the Term Loan Facility. On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased the amount of commitments under our Revolving Credit Facility from $300 million to $420 million. At March 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $22 million of standby letters of credit outstanding primarily in support of our workers’ compensation insurance programs.
As further described in Note 2 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017, on February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term B Loans.
In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million pay down, we recorded a loss of $19 million on the extinguishment and modification of debt, as further described in Note 6 to our unaudited condensed consolidated financial statements.
Under the Merger Agreement, we may not incur debt, other than pursuant to our Revolving Credit Facility.
5.875% Senior Notes due 2022—On June 24, 2015, we issued $1.100 billion aggregate principal amount of our 5.875% Senior Notes due 2022, which we exchanged for substantially identical securities registered under the Securities Act of 1933, as amended, on May 4, 2016 (the “Notes”). The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022.
Dreamcatcher Credit Facility—We and the guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2016 for the description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations and the obligations of the guarantors under the Secured Credit Facility.

Contractual Obligations
The table below includes our future payments for the contractual obligations which were materially affected by the 2017 Amendment as further described under “—Significant Events—Secured Credit Facility” and the $400 million pay down of Term B Loans under our Term Loan Facility on February 1, 2017, as a result of the Gracenote Sale which closed on January 31, 2017.

	Payments Due for the 12-Month Period Ended March 31,
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)	$3,075,285	$21,664	$45,016	$235,229	$2,773,376
Interest on long-term debt (1)(2)	900,218	150,294	298,655	284,884	166,385
Total	$3,975,503	$171,958	$343,671	$520,113	$2,939,761

(1) As of March 31, 2017, the Company has $1.736 billion of Term C Loans outstanding. The Term C Loans maturity date is the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time), as further described in Note 6 to our unaudited condensed consolidated financial statements. For purposes of the above table, Term C Loans are deemed to mature in 2024.
(2) Interest payments on long-term debt include the impact of our hedging program with respect to $500 million of Term C Loans, as further described in Note 7 to our unaudited condensed consolidated financial statements.
Repurchases of Equity Securities
On February 24, 2016, the Board authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock (the “2016 Stock Repurchase Program”). Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with available cash, cash flows from operations or debt facilities. During the 2016, we repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. During the first quarter of 2017, we did not make any share repurchases. As of March 31, 2017, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
Cash Dividends
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
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
On May 10, 2017, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on June 6, 2017 to holders of record of Common Stock and Warrants as of May 22, 2017.

Any determination to pay dividends on our Common Stock, and the establishment of the per share amount, record dates and payment dates, is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings and cash flows, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. Under the Merger Agreement, we may not pay dividends other than quarterly dividends of $0.25 or less per share. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
Off-Balance Sheet Arrangements
There have been no material changes from the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2016 contained in our 2016 Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2016 Annual Report.
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 for a discussion of new accounting guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2016.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2017. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our unaudited condensed consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2016 for further information.
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
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. The terms of the agreement reached with the IRS appeals office were materially consistent with our reserve at June 30, 2016. In connection with the final agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily relate the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve described above. The remaining $4 million of state liabilities are included in the income taxes payable account on the unaudited Condensed Consolidated Balance Sheet at March 31, 2017.

As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2016) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through March 31, 2017 would be approximately $42 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through March 31, 2017, we have paid or accrued approximately $45 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of March 31, 2017 includes deferred tax liabilities of $155 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our liability for unrecognized tax benefits totaled $23 million at March 31, 2017 and December 31, 2016.
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
ITEM 1A. RISK FACTORS
We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our 2016 Annual Report. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2016 Annual Report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.”
There have been no material changes to the risk factors disclosed in our 2016 Annual Report, other than as set forth below:
Risks Related to the Company’s Proposed Merger with Sinclair
Our stockholders cannot be sure of the value of the merger consideration they will receive in the Merger.
Pursuant to the Merger Agreement, Sinclair will acquire all of the issued and outstanding shares of Tribune Media Company Common Stock for $35.00 in cash and 0.2300 shares of Sinclair Class A common stock for each share of our Common Stock (the “Exchange Ratio”). The Exchange Ratio is fixed and will not be adjusted for changes in the market price of Sinclair’s Class A common stock or our Common Stock. The market value of our Common Stock at the time of the Merger may vary significantly from its price on the date the Merger Agreement was executed, the date of this Quarterly Report on Form 10-Q or the date on which our stockholders vote on the Merger. Because the Exchange Ratio will not be adjusted to reflect any changes in the market price of our Common Stock, the market value of the Sinclair Class A common stock issued in the Merger and the market value of our Common Stock surrendered in the Merger may each be higher or lower than the values of those shares on earlier dates. Accordingly, at the time of our shareholder special meeting, our stockholders will not know or be able to determine the value of the Sinclair Class A common stock they will receive upon completion of the Merger.

Changes in the market prices of our Common Stock may result from a variety of factors that are beyond our control, including changes in our businesses, operations and prospects, regulatory considerations, governmental actions, and legal proceedings and developments. Market assessments of the benefits of the Merger, the likelihood that the Merger will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of our Common Stock. Changes in market prices of our Common Stock may also be caused by fluctuations and developments affecting domestic and global securities markets. We are not permitted to terminate the Merger Agreement solely because of changes in the market prices of our Common Stock.
In addition, the market values of our Common Stock may vary from the date of the special meeting to the date of the completion of the Merger. You are urged to obtain up-to-date prices for our Common Stock. There is no assurance that the Merger will be completed, that there will not be a delay in the completion of the Merger or that all or any of the anticipated benefits of the Merger will be obtained.
The proposed acquisition of Tribune Media Company by Sinclair may cause disruption in our business.
On May 8, 2017, we entered into the Merger Agreement with Sinclair, pursuant to which Sinclair will acquire all of the issued and outstanding shares of our Common Stock in a stock-and-cash transaction. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Sinclair’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.
In connection with the pending Merger, current and prospective employees of Tribune Media Company may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and the preparation for the integration may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.
We also could be subject to litigation related to the Merger, which could result in significant costs and expenses. In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated.
Failure to complete the Merger in a timely manner, or at all, could negatively impact the market price of our Common Stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Merger will close in the fourth quarter of fiscal 2017, but we cannot be certain when or if the conditions for the proposed Merger will be satisfied or waived. The Merger cannot be completed until the conditions to closing are satisfied or waived, including the approval of the Merger Agreement by the holders of our Common Stock and the receipt of required FCC and antitrust approvals. In the event that the Merger is not completed for any reason, including due to the lack of available financing to Sinclair, the holders of our Common Stock will not receive any payment for their shares of our Common Stock in connection with the proposed Merger. Instead, we will remain an independent public company and holders of Common Stock will continue to own their shares of Common Stock.

Additionally, if the Merger is not consummated in a timely manner, or at all, our ongoing business may be adversely affected as follows:

•	we may experience negative reactions from financial markets and the stock price could decline;

•	we may experience negative reactions from employees, customers, suppliers or other third parties;

•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to Tribune Media Company; and

•	the costs of pursuing the Merger may be higher than anticipated and would be born entirely by us.
If the Merger with Sinclair is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our Common Stock price, business, financial condition, results of operations or cash flows.
Tribune Media Company and Sinclair may be unable to obtain the approvals required to complete the proposed Merger.
The consummation of the proposed Merger is subject to the satisfaction or waiver of certain closing conditions, including our stockholders approval and receipt of approval from the FCC and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If Tribune Media Company and Sinclair are unable to obtain these approvals, they may be unable to consummate the proposed Merger. As a result, there can be no assurance that the various closing conditions will be satisfied and the proposed Merger will be completed or that any required conditions will not materially adversely affect the combined company following the consummation of the Merger or will not result in the abandonment or delay of the proposed Merger.
Delays in completing the Merger may substantially reduce the expected benefits of the Merger.
Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, Tribune Media Company and Sinclair expect. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the synergies and other benefits that Tribune Media Company and Sinclair expect to achieve from the Merger and the integration of their respective businesses. Further, there can be no assurances that the conditions to the closing of the Merger and the other transactions contemplated by the Merger Agreement will be satisfied or waived or that the Merger will be completed at all. In addition, each of Tribune Media Company and Sinclair has the right to terminate the Merger Agreement if the Merger is not completed by May 8, 2018, subject to an automatic extension to August 8, 2018, if necessary, to obtain regulatory approval under certain circumstances.
The Merger Agreement limits our ability to pursue alternatives to the Merger, which could discourage a potential acquirer of Tribune Media Company from making an alternative transaction proposal and, in certain circumstances, could require us to pay to the other a significant termination fee.
Under the Merger Agreement, we are restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Merger. In general, unless and until the Merger Agreement is terminated, we are restricted from, among other things, soliciting, initiating, causing, knowingly encouraging or knowingly facilitating any inquiries or the making of any proposals from any person that is or is reasonably likely to lead to an alternative transaction proposal. Our board of directors is limited in its ability to change its recommendation with respect to the Merger-related proposals. Further, even if our board of directors withdraws or qualifies its recommendation with respect to the Merger, we will still be required to submit each of their Merger-related proposals to a vote at a special meeting and will be prohibited from submitting any alternative transaction proposal to our stockholders at such special meeting, even if such alternative transaction proposal, if consummated, would result in a transaction that is more favorable to our stockholders, from a financial point of view, than the Merger. We have the right to terminate the Merger Agreement and enter into an agreement with respect to a “superior proposal” only if specified conditions have been satisfied and a termination fee of $135.5 million is paid to Sinclair. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On the Effective Date, we issued 78,754,269 shares of Class A Common Stock, 4,455,767 shares of Class B Common Stock, and 16,789,972 Warrants, which are governed by the Warrant Agreement. The Warrants are exercisable at the holder’s option into Class A Common Stock, Class B Common Stock, or a combination thereof, at an exercise price of $0.001 per share or through “cashless exercise,” whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price.
Since the initial issuance of the Warrants on December 31, 2012 through March 31, 2017, we have issued 16,546,685 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,690,215 Warrants. Of these exercises, we issued 12,593,712 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,619 from the exercises. In addition, we issued 3,952,973 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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
Repurchases of Equity Securities
During the quarter ended March 31, 2017, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of March 31, 2017, the remaining authorized amount under the current authorization totaled approximately $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On May 5, 2017, the Company’s Board of Directors approved the Company’s entry into indemnification agreements with each of its directors. The indemnification agreements provide our directors with contractual rights to the indemnification and expense advancement rights provided under our second amended and restated certificate of incorporation, as well as contractual rights to additional indemnification as provided in the indemnification agreements.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2017.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, as of May 8, 2017, between Tribune Media Company and Sinclair Broadcast Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Tribune Media Company, filed May 9, 2017)

10.24
Amendment No. 2 to the Credit Agreement, dated January 27, 2017, between Tribune Media Company, the Guarantors party thereto, JPMorgan Chase Bank N.A. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Tribune Media Company, filed January 30, 2017)

10.37§
Separation Agreement, dated January 24, 2017, between Tribune Media Company and Peter Liguori (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Tribune Media Company, filed March 1, 2017)

10.38§t	Employment Letter Agreement, dated March 6, 2017, between Tribune Media Company and Peter M. Kern

10.39§t	Form of Tribune Media Company Director Indemnification Agreement

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§ Constitutes a compensatory plan or arrangement.
t Filed herein