Form 10-Q
period 2017-06-30
TRIBUNE MEDIA CO
filed 2017-08-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐ No ☒
As of July 31, 2017, 87,236,140 shares of the registrant’s Class A Common Stock and 5,605 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating Revenues
Television and Entertainment	$466,061	$468,134	$902,094	$924,009
Other	3,456	11,662	7,333	24,259
Total operating revenues	469,517	479,796	909,427	948,268
Operating Expenses
Programming	157,084	122,803	298,330	246,970
Direct operating expenses	96,940	96,523	195,747	194,095
Selling, general and administrative	141,576	148,127	301,435	308,761
Depreciation	13,927	14,467	27,498	28,909
Amortization	41,664	41,670	83,323	83,335
Total operating expenses	451,191	423,590	906,333	862,070
Operating Profit	18,326	56,206	3,094	86,198
Income on equity investments, net	40,761	44,306	77,798	82,558
Interest and dividend income	548	228	1,053	360
Interest expense	(40,185)	(38,071)	(78,943)	(76,212)
Loss on extinguishment and modification of debt	—	—	(19,052)	—
Gain on investment transaction	—	—	4,950	—
Write-downs of investment	(58,800)	—	(180,800)	—
Other non-operating gain (loss), net	71	(75)	45	421
Reorganization items, net	(449)	(366)	(699)	(800)
(Loss) Income from Continuing Operations Before Income Taxes	(39,728)	62,228	(192,554)	92,525
Income tax (benefit) expense	(9,905)	214,856	(61,519)	230,051
Loss from Continuing Operations	(29,823)	(152,628)	(131,035)	(137,526)
(Loss) Income from Discontinued Operations, net of taxes (Note 2)	(579)	(8,935)	15,039	(12,944)
Net Loss	$(30,402)	$(161,563)	$(115,996)	$(150,470)

Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.34)	$(1.66)	$(1.51)	$(1.50)
Discontinued Operations	(0.01)	(0.10)	0.17	(0.14)
Net Loss Per Common Share	$(0.35)	$(1.76)	$(1.34)	$(1.64)

Diluted (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.34)	$(1.66)	$(1.51)	$(1.50)
Discontinued Operations	(0.01)	(0.10)	0.17	(0.14)
Net Loss Per Common Share	$(0.35)	$(1.76)	$(1.34)	$(1.64)

Regular dividends declared per common share	$0.25	$0.25	$0.50	$0.50

Special dividends declared per common share	$—	$—	$5.77	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (In thousands of dollars) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Loss	$(30,402)	$(161,563)	$(115,996)	$(150,470)
Less: (Loss) Income from Discontinued Operations, net of taxes	(579)	(8,935)	15,039	(12,944)
Net Loss from Continuing Operations	(29,823)	(152,628)	(131,035)	(137,526)

Other Comprehensive (Loss) Income from Continuing Operations, net of taxes
Pension and other post-retirement benefit items:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(285) and $2,367 for the three and six months ended June 30, 2017 and June 30, 2016, respectively	(442)	3,671	(442)	3,671
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(23) and $(20) for the three months ended June 30, 2017 and June 30, 2016, respectively, and $(51) and $(57) for the six months ended June 30, 2017 and June 30, 2016, respectively	(36)	(30)	(80)	(88)
Change in unrecognized benefit plan gains and losses, net of taxes	(478)	3,641	(522)	3,583
Marketable securities:
Change in unrealized holding gains and losses arising during the period, net of taxes of $0 and $909 for the three months ended June 30, 2017 and June 30, 2016, respectively, and $(60) and $685 for the six months ended June 30, 2017 and June 30, 2016, respectively	(1)	1,346	(95)	998
Adjustment for gain on investment sale included in net income, net of taxes of $(1,961) for the six months ended June 30, 2017	—	—	(3,042)	—
Change in marketable securities, net of taxes	(1)	1,346	(3,137)	998
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $(2,107) and $(3,454) for the three and six months ended June 30, 2017	(3,269)	—	(5,357)	—
Gains and losses reclassified to net income, net of taxes of $621 and $1,129 for the three and six months ended June 30, 2017	963	—	1,751	—
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	(2,306)	—	(3,606)	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $2,609 and $(1,161) for the three months ended June 30, 2017 and June 30, 2016, respectively, and $2,710 and $(1,095) for the six months ended June 30, 2017 and June 30, 2016, respectively	5,052	(1,990)	5,404	(1,155)
Other Comprehensive (Loss) Income from Continuing Operations, net of taxes	2,267	2,997	(1,861)	3,426
Comprehensive Loss from Continuing Operations, net of taxes	(27,556)	(149,631)	(132,896)	(134,100)
Comprehensive (Loss) Income from Discontinued Operations, net of taxes	(579)	(11,121)	26,810	(11,922)
Comprehensive Loss	$(28,135)	$(160,752)	$(106,086)	$(146,022)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$380,567	$577,658
Restricted cash and cash equivalents	17,566	17,566
Accounts receivable (net of allowances of $17,320 and $12,504)	397,571	429,112
Broadcast rights	105,054	157,817
Income taxes receivable	15,515	9,056
Current assets of discontinued operations	—	62,605
Prepaid expenses	22,130	35,862
Other	7,724	6,624
Total current assets	946,127	1,296,300
Properties
Property, plant and equipment	644,422	711,068
Accumulated depreciation	(210,800)	(187,148)
Net properties	433,622	523,920
Other Assets
Broadcast rights	144,998	153,457
Goodwill	3,228,585	3,227,930
Other intangible assets, net	1,735,938	1,819,134
Non-current assets of discontinued operations	—	608,153
Assets held for sale	54,282	17,176
Investments	1,423,182	1,674,883
Other	78,541	80,098
Total other assets	6,665,526	7,580,831
Total Assets (1)	$8,045,275	$9,401,051

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2017	December 31, 2016
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$46,305	$60,553
Debt due within one year (net of unamortized discounts and debt issuance costs of $3,786 and $7,917)	17,878	19,924
Income taxes payable	52,307	21,166
Employee compensation and benefits	68,276	77,123
Contracts payable for broadcast rights	207,895	241,255
Deferred revenue	11,633	13,690
Interest payable	30,042	30,305
Current liabilities of discontinued operations	—	54,284
Other	40,870	32,553
Total current liabilities	475,206	550,853
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $37,421 and $38,830)	3,010,784	3,391,627
Deferred income taxes	836,354	984,248
Contracts payable for broadcast rights	275,088	314,840
Pension obligations, net	434,273	444,401
Postretirement, medical, life and other benefits	10,657	11,385
Other obligations	79,833	62,700
Non-current liabilities of discontinued operations	—	95,314
Total non-current liabilities	4,646,989	5,304,515
Total Liabilities (1)	5,122,195	5,855,368
Commitments and Contingent Liabilities (Note 8)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at June 30, 2017 and at December 31, 2016	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 101,284,525 shares issued and 87,182,340 shares outstanding at June 30, 2017 and 100,416,516 shares issued and 86,314,063 shares outstanding at December 31, 2016	101	100
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,605 shares at June 30, 2017 and at December 31, 2016	—	—
Treasury stock, at cost: 14,102,185 shares at June 30, 2017 and 14,102,453 shares at December 31, 2016	(632,194)	(632,207)
Additional paid-in-capital	4,044,480	4,561,760
Retained deficit	(424,355)	(308,105)
Accumulated other comprehensive loss	(71,872)	(81,782)
Total Tribune Media Company shareholders’ equity	2,916,160	3,539,766
Noncontrolling interest	6,920	5,917
Total shareholders’ equity	2,923,080	3,545,683
Total Liabilities and Shareholders’ Equity	$8,045,275	$9,401,051

(1)
The Company’s consolidated total assets as of June 30, 2017 and December 31, 2016 include total assets of variable interest entities (“VIEs”) of $92 million and $97 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of June 30, 2017 and December 31, 2016 include total liabilities of the VIEs of $2 million and $3 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2016	$3,545,683	$(308,105)	$(81,782)	$4,561,760	$(632,207)	$5,917	$100	100,416,516	$—	5,605
Comprehensive loss:
Net loss	(115,996)	(115,996)	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	9,910	—	9,910	—	—	—	—	—	—	—
Comprehensive loss	(106,086)
Special dividends declared to shareholders and warrant holders, $5.77 per share	(499,107)	—	—	(499,107)	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $0.50 per share	(43,558)	—	—	(43,558)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	44,848	—	—
Stock-based compensation	22,319	—	—	22,319	—	—	—	—	—	—
Net share settlements of stock-based awards	2,662	—	—	2,648	13	—	1	823,161	—	—
Cumulative effect of a change in accounting principle	164	(254)	—	418	—	—	—	—	—	—
Contributions from noncontrolling interest	1,003	—	—	—	—	1,003	—	—	—	—
Balance at June 30, 2017	$2,923,080	$(424,355)	$(71,872)	$4,044,480	$(632,194)	$6,920	$101	101,284,525	$—	5,605

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Operating Activities
Net loss	$(115,996)	$(150,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	22,093	18,003
Pension credit, net of contributions	(11,024)	(12,055)
Depreciation	27,498	34,857
Amortization of contract intangible assets and liabilities	429	(8,048)
Amortization of other intangible assets	83,323	98,799
Income on equity investments, net	(77,798)	(82,558)
Distributions from equity investments	149,650	125,604
Non-cash loss on extinguishment and modification of debt	6,823	—
Original issue discount payments	(6,873)	—
Write-downs of investment	180,800	—
Amortization of debt issuance costs and original issue discount	4,127	5,559
Gain on sale of business	(34,510)	—
Gain on investment transaction	(4,950)	—
Impairments of real estate	757	14,600
(Gain) loss on sales of real estate, net	(300)	449
Other non-operating gain, net	(45)	(421)
Changes in working capital items:
Accounts receivable, net	32,074	18,256
Prepaid expenses and other current assets	14,659	27,120
Accounts payable	(8,896)	4,498
Employee compensation and benefits, accrued expenses and other current liabilities	(17,014)	(30,405)
Deferred revenue	(2,726)	(5,693)
Income taxes	24,756	151,485
Change in broadcast rights, net of liabilities	(11,893)	(49,261)
Deferred income taxes	(141,944)	57,489
Other, net	9,594	23,511
Net cash provided by operating activities	122,614	241,319

Investing Activities
Capital expenditures	(28,099)	(35,431)
Investments	—	(3,451)
Net proceeds from the sale of business (Note 2)	557,793	—
Proceeds from sales of real estate and other assets	59,751	33,702
Proceeds from the sale of investment	4,950	—
Distribution from cost investment	805	—
Transfers from restricted cash	—	297
Net cash provided by (used in) investing activities	595,200	(4,883)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Financing Activities
Long-term borrowings	202,694	—
Repayments of long-term debt	(589,661)	(13,920)
Long-term debt issuance costs	(1,689)	(784)
Payments of dividends	(542,665)	(46,174)
Settlement of contingent consideration	—	(750)
Common stock repurchases	—	(66,548)
Tax withholdings related to net share settlements of share-based awards	(7,351)	(4,377)
Proceeds from stock option exercises	10,013	—
Contributions from noncontrolling interest	1,003	113
Net cash used in financing activities	(927,656)	(132,440)

Net (Decrease) Increase in Cash and Cash Equivalents	(209,842)	103,996
Cash and cash equivalents, beginning of period (1)	590,409	262,644
Cash and cash equivalents, end of period	$380,567	$366,640

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$76,264	$81,989
Income taxes, net	$68,685	$15,868

(1)
Cash and cash equivalents at the beginning of the six months ended June 30, 2017 of $590 million are comprised of $578 million of cash and cash equivalents from continuing operations as reflected in the Company’s unaudited Condensed Consolidated Balance Sheets and $13 million of cash and cash equivalents reflected in current assets of discontinued operations, as further described in Note 2.

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the three and six months ended June 30, 2017 and June 30, 2016. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Sinclair Merger Agreement—On May 8, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sinclair Broadcast Group, Inc. (“Sinclair”), providing for the acquisition by Sinclair of all of the outstanding shares of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) by means of a merger of Samson Merger Sub Inc., a wholly owned subsidiary of Sinclair, with and into Tribune Media Company (the “Merger”), with Tribune Media Company surviving the Merger as a wholly owned subsidiary of Sinclair.
In the Merger, each share of the Company’s Common Stock will be converted into the right to receive (i) $35.00 in cash, without interest and less any required withholding taxes (such amount, the “Cash Consideration”), and (ii) 0.2300 (the “Exchange Ratio”) of a validly issued, fully paid and nonassessable share of Class A common stock, $0.01 par value per share (the “Sinclair Common Stock”), of Sinclair (the “Stock Consideration”, and together with the Cash Consideration, the “Merger Consideration”). The Merger Agreement provides that each holder of an outstanding Tribune Media Company stock option (whether or not vested) will receive, for each share of the Company’s Common Stock subject to such stock option, a cash payment equal to the excess, if any, of the value of the Merger Consideration (with the Stock Consideration valued over a specified period prior to the consummation of the Merger) and the exercise price per share of such option, without interest and less any required withholding taxes. Each outstanding Tribune Media Company restricted stock unit award will be converted into a cash-settled restricted stock unit award reflecting a number of shares of Sinclair Common Stock equal to the number of shares of the Company’s Common Stock subject to such award multiplied by a ratio equal to (a) the sum of (i) the Exchange Ratio plus (ii) the Cash Consideration divided by (b) the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger. Otherwise, each such award will continue to be subject to the same terms and conditions as such award was subject prior to the Merger. Each outstanding Tribune Media Company performance stock unit (other than supplemental performance stock units) will automatically become vested at “target” level of performance and will be entitled to receive an amount of cash equal to (a) the number of shares of the Company’s Common Stock that are subject to such unit as so vested multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and less any required withholding taxes.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Each holder of an outstanding Tribune Media Company supplemental performance stock unit that will vest in accordance with its existing terms will be entitled to receive an amount of cash equal to (a) the number of shares of the Company’s Common Stock that are subject to such unit as so vested multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and less any required withholding taxes. Any supplemental performance stock units that do not vest in accordance with their terms will be canceled without any consideration. Each holder of an outstanding Tribune Media Company deferred stock unit will be entitled to receive an amount of cash equal to (a) the number of shares of the Company’s Common Stock that are subject to such unit multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Each outstanding Tribune Media Company Warrant will become a warrant exercisable, at its current exercise price, for the Merger Consideration in respect of each share of the Company’s Common Stock subject to the Warrant prior to the Merger.
The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the approval of the Merger by the Company’s stockholders, (ii) the receipt of approval from the Federal Communications Commission (the “FCC”) and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the effectiveness of a registration statement on Form S-4 registering the Sinclair Common Stock to be issued in connection with the Merger and no stop order or proceedings seeking the same having been initiated by the Securities and Exchange Commission (the “SEC”), (iv) the listing of the Sinclair Common Stock to be issued in the Merger on the NASDAQ Global Select Market and (v) the absence of certain legal impediments to the consummation of the Merger.
On August 2, 2017, the Company received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after Sinclair and the Company have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing.
Sinclair’s and the Company’s respective obligation to consummate the Merger are also subject to certain additional customary conditions, including (i) material accuracy of representations and warranties in the Merger Agreement of the other party, (ii) performance by the other party of its covenants in the Merger Agreement in all material respects and (iii) since the date of the Merger Agreement, no material adverse effect with respect to the other party having occurred.
If the Merger Agreement is terminated in connection with the Company entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by the Company to Sinclair will be $135.5 million. If the Merger Agreement is terminated because the required Tribune stockholder vote is not obtained at a stockholder meeting held for such purpose, the amount of the termination fee payable by the Company will be equal to the sum of $38.5 million plus Sinclair’s costs and expenses, not to exceed $10 million (“Parent Expenses”). If the Merger Agreement is terminated (i) by either the Company or Sinclair because the Merger has not occurred by the end date described below or because Tribune stockholder approval is not obtained at a stockholder meeting held for such purpose or (ii) by Sinclair in respect of a willful breach of the Company’s covenants or agreements that would give rise to the failure of a closing condition that is incapable of being cured within the time periods prescribed by the Merger Agreement, and an alternative acquisition proposal has been made to the Company and publicly announced and not withdrawn prior to the termination or the date of the stockholders meeting, as applicable, and within twelve months after termination of the Merger Agreement, the Company enters into a definitive agreement with respect to an alternative acquisition proposal (and subsequently consummates such transaction) or consummates a transaction with respect to an alternative acquisition proposal, the Company will pay Sinclair $135.5 million less the Parent Expenses paid.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before May 8, 2018, with an automatic extension to August 8, 2018, if necessary to obtain regulatory approval under circumstances specified in the Merger Agreement.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718).” The Company adopted the standard on a prospective basis, effective April 1, 2017. The standard addresses the diversity in practice of when companies apply modification accounting when there are changes in terms or conditions to share-based payment awards. The guidance states that a company should consider changes as a modification unless all of the following are met (i) there is no change in the fair value of the award as a result of the modification, (ii) the vesting conditions have not changed and (iii) the classification of the award as an equity instrument or a liability instrument has not changed. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Derivative Instruments—The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates. The Company’s risk management policy allows for the use of derivative financial instruments to manage interest rate exposures and does not permit derivatives to be used for speculative purposes.
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking the derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow. The Company also formally assesses, both at hedge inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flow of hedged items as well as monitors the credit worthiness of the counterparties to ensure no issues exist which would affect the value of the derivatives. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, the Company discontinues hedge accounting prospectively, in accordance with derecognition criteria for hedge accounting.
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
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the FCC related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 and June 30, 2016 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended June 30, 2017 and June 30, 2016 were $18 million and for each of the six months ended June 30, 2017 and June 30, 2016, were $35 million. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended June 30, 2017 and June 30, 2016 were $4 million and for the six months ended June 30, 2017 and June 30, 2016, were $6 million and $7 million, respectively.
The Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	June 30, 2017	December 31, 2016
Property, plant and equipment, net	$45	$91
Broadcast rights	792	2,634
Other intangible assets, net	77,178	82,442
Other assets	176	134
Total Assets	$78,191	$85,301

Debt due within one year	$4,010	$4,003
Contracts payable for broadcast rights	940	2,758
Long-term debt	8,760	10,767
Other liabilities	49	85
Total Liabilities	$13,759	$17,613
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2: DISCONTINUED OPERATIONS
Sale of Digital and Data Businesses—On December 19, 2016, the Company entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The Company retained its ownership of Covers Media Group (“Covers”), which was previously included in the Digital and Data reportable segment, and reclassified Covers’ previously reported amounts into the Television and Entertainment reportable segment to conform to the current segment presentation; the impact of this reclassification was immaterial. The Gracenote Sale was completed on January 31, 2017 and the Company received gross proceeds of $581 million. In the second quarter of 2017, the Company received additional proceeds of $3 million as a result of purchase price adjustments. In the six months ended June 30, 2017, the Company recognized a pretax gain of $35 million as a result of the Gracenote Sale. On February 1, 2017, the Company used $400 million of proceeds from the Gracenote Sale to pay down a portion of its Term Loan Facility (as defined and described in Note 6).
As of December 31, 2016, the assets and liabilities of the businesses included in the Gracenote Sale are reflected as assets and liabilities of discontinued operations in the Company’s unaudited Condensed Consolidated Balance Sheets, and the operating results are presented as discontinued operations in the Company’s unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for all periods presented.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017 (1)	June 30, 2016	June 30, 2017 (1)	June 30, 2016
Operating revenues	$—	$46,884	$18,168	$99,476
Direct operating expenses	—	18,862	7,292	35,556
Selling, general and administrative	—	27,285	15,349	55,350
Depreciation (2)	—	3,052	—	5,948
Amortization (2)	—	7,751	—	15,464
Operating loss	—	(10,066)	(4,473)	(12,842)
Interest income	—	13	16	26
Interest expense (3)	—	(3,836)	(1,261)	(7,671)
Loss before income taxes	—	(13,889)	(5,718)	(20,487)
Pretax (loss) gain on the disposal of discontinued operations	(952)	—	34,510	—
Total pretax (loss) income on discontinued operations	(952)	(13,889)	28,792	(20,487)
Income tax (benefit) expense (4)	(373)	(4,954)	13,753	(7,543)
(Loss) income from discontinued operations, net of taxes	$(579)	$(8,935)	$15,039	$(12,944)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

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

(4)
The effective tax rates on pretax (loss) income from discontinued operations were 39.2% and 35.7% for the three months ended June 30, 2017 and June 30, 2016, respectively, and 47.8% and 36.8% for the six months ended June 30, 2017 and June 30, 2016, respectively. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies. The 2016 rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and foreign tax rate differences.

The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $10 million for the six months ended June 30, 2017.

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
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no contingent liabilities relating to the Gracenote Sale as of June 30, 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 30, 2017 (1)	June 30, 2016
Significant operating non-cash items:
Stock-based compensation	$1,992	$1,988
Depreciation (2)	—	5,948
Amortization (2)	—	15,464

Significant investing items (3):
Capital expenditures	1,578	10,969
Net proceeds from the sale of business (4)	557,793	—

Significant financing items (3):
Settlement of contingent consideration	—	(750)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)	Non-cash investing and financing activities of Digital and Data businesses included in the Gracenote Sale were immaterial.

(4)
Net proceeds from the sale of business reflects the gross proceeds from the Gracenote sale of $584 million, net of $17 million of the Gracenote Companies’ cash and cash equivalents included in the sale and $9 million of selling costs.

NOTE 3: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Real Estate Assets Held for Sale—Real estate assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Real estate	$54,282	$17,176
As of June 30, 2017, the Company had three real estate properties held for sale. The Company recorded charges of $7 million in the three months ended June 30, 2016 and $1 million and $15 million in the six months ended June 30, 2017 and June 30, 2016, respectively, to write down certain properties to their estimated fair value, less the expected selling costs, which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy. These charges are included in selling, general and administrative expenses (“SG&A”) in the Company’s unaudited Condensed Consolidated Statements of Operations.
Sales of Real Estate—In the six months ended June 30, 2017, the Company sold six properties for net pretax proceeds totaling $60 million, as further described below. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
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
On April 21, 2017, the Company sold two of its Chicago, IL properties for net proceeds of less than $1 million. On May 22, 2017, the Company sold two of its Baltimore, MD properties for net proceeds of $15 million. The net proceeds on the sales of these properties approximated their respective carrying values.
On August 4, 2017, the Company sold its Williamsburg, VA property for net proceeds of $1 million.
As of August 9, 2017, the Company has agreements for the sales of certain properties located in Costa Mesa, CA and Fort Lauderdale, FL. These transactions are expected to close during the second half of 2017. However, the closing of these transactions is subject to certain adjustments and customary closing conditions and there can be no assurance that these sales will be completed in a timely manner or at all.
On June 2, 2016, the Company sold its Allentown, PA property for net proceeds of $8 million and on May 2, 2016, the Company sold its Deerfield Beach, FL property for net proceeds of $24 million. In the second quarter of 2016, the Company recorded a net loss of less than $1 million on the sale of these properties that is included in SG&A.
NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(59,625)	$152,375	$212,000	$(53,000)	$159,000
Advertiser relationships (useful life of 8 years)	168,000	(94,500)	73,500	168,000	(84,000)	84,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(154,531)	207,469	362,000	(133,725)	228,275
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(332,014)	498,086	830,100	(286,994)	543,106
Other (useful life of 5 to 15 years)	16,138	(5,630)	10,508	15,448	(4,695)	10,753
Total	$1,588,238	$(646,300)	941,938	$1,587,548	$(562,414)	1,025,134
Other intangible assets not subject to amortization
FCC licenses			779,200			779,200
Trade name			14,800			14,800
Total other intangible assets, net			1,735,938			1,819,134
Goodwill			3,228,585			3,227,930
Total goodwill and other intangible assets			$4,964,523			$5,047,064

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the six months ended June 30, 2017 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2016	$1,025,134
Amortization	(83,764)
Foreign currency translation adjustment	568
Balance as of June 30, 2017	$941,938

Other intangible assets not subject to amortization
Balance as of June 30, 2017 and December 31, 2016	$794,000

Goodwill
Gross balance as of December 31, 2016	$3,608,930
Accumulated impairment losses at December 31, 2016	(381,000)
Balance at December 31, 2016	3,227,930
Foreign currency translation adjustment	655
Balance as of June 30, 2017	$3,228,585
Total goodwill and other intangible assets as of June 30, 2017	$4,964,523
Amortization expense relating to amortizable intangible assets is expected to be approximately $83 million for the remainder of 2017, $167 million in 2018, $140 million in 2019, $134 million in 2020, $103 million in 2021 and $84 million in 2022.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Equity method investments	$1,396,379	$1,642,117
Cost method investments	25,943	26,748
Marketable equity securities	860	6,018
Total investments	$1,423,182	$1,674,883
Equity Method Investments—Income from equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income from equity investments, net, before amortization of basis difference	$53,311	$57,950	$106,199	$109,873
Amortization of basis difference	(12,550)	(13,644)	(28,401)	(27,315)
Income from equity investments, net	$40,761	$44,306	$77,798	$82,558

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As discussed in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as a result of fresh start reporting adopted on the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of June 30, 2017 totaled $711 million and have a weighted average remaining useful life of approximately 16 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cash distributions from equity investments	$38,141	$36,258	$149,650	$125,604
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.207 billion and $1.279 billion at June 30, 2017 and December 31, 2016, respectively. The Company recognized equity income from TV Food Network of $39 million and $37 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and equity income of $77 million and $71 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The Company received cash distributions from TV Food Network of $38 million and $36 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and cash distributions of $150 million and $126 million in the six months ended June 30, 2017 and June 30, 2016, respectively.
CareerBuilder—The Company’s 32% investment in CareerBuilder, LLC (“CareerBuilder”) totaled $169 million and $341 million at June 30, 2017 and December 31, 2016, respectively. The Company recognized equity income, excluding impairment charges, from CareerBuilder of $2 million and $8 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and equity income, excluding impairment charges, of $2 million and $14 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it began evaluating strategic alternatives for CareerBuilder, including a possible sale. In March 2017, the range of possible outcomes was narrowed and based on operating performance and updated bids received by TEGNA, the Company determined that there was sufficient indication that the carrying value of its investment in CareerBuilder may be impaired. As of the assessment date in the first quarter of 2017, the carrying value of the Company’s investment in CareerBuilder included $72 million of unamortized basis difference that the Company recorded as a result of fresh start reporting discussed above. In the first quarter of 2017, the Company recorded a non-cash pretax impairment charge of $122 million to write down its investment in CareerBuilder, which eliminated the remaining fresh start reporting basis difference. The write down resulted from a decline in the fair value of the investment that the Company determined to be other than temporary.
On June 19, 2017, TEGNA announced that it entered into an agreement (the “CareerBuilder Sale Agreement”), together with the other owners of CareerBuilder, including Tribune Media Company, to sell CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. As a result, in the three months ended June 30, 2017, the Company recorded an additional non-cash pretax impairment charge of $59 million to further write down its investment in CareerBuilder

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

based on the transaction value contemplated in the CareerBuilder Sale Agreement. The transaction closed on July 31, 2017 and the Company received cash of $158 million, which included an excess cash distribution of $16 million. Subsequent to the sale, the Company’s ownership in CareerBuilder declined to approximately 7%, on a fully diluted basis.
In the six months ended June 30, 2017, the total non-cash pretax impairment charges to write down the Company’s investment in CareerBuilder totaled $181 million. The impairment charges resulted from declines in the fair value of the investment that the Company determined to be other than temporary. The investment constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s unaudited Condensed Consolidated Balance Sheets and is classified as a Level 3 asset in the fair value hierarchy. See Note 7 for a description of the fair value hierarchy’s three levels.
Dose Media—The Company’s 25% investment in Dose Media, LLC (“Dose Media”) totaled $11 million and $12 million at June 30, 2017 and December 31, 2016, respectively.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues, net	$308,758	$298,275	$606,114	$575,451
Operating income	$197,474	$188,381	$390,156	$370,377
Net income	$164,878	$157,213	$324,339	$305,530
Summarized financial information for CareerBuilder and Dose Media is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues, net	$169,403	$182,275	$339,422	$355,008
Operating income	$3,180	$27,257	$10,034	$44,189
Net income	$5,508	$26,477	$13,248	$44,362
Marketable Equity Securities—As further described in Note 2 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of tronc, Inc. (“tronc”) common stock, representing at that time 1.5% of the outstanding common stock of tronc. As of December 31, 2016, shares of tronc common stock were classified as available-for-sale securities. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million.

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
Variable Interests—At June 30, 2017 and December 31, 2016, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information relating to these entities.
The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $5 million at both June 30, 2017 and December 31, 2016.
Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The financial position and results of operations of the VIE as of and for the six months ended June 30, 2017 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.
NOTE 6: DEBT
Debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84% and 3.82%, net of unamortized discount and debt issuance costs of $2,339 and $31,230	$197,661	$2,312,218
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $24,759	1,732,285	—
5.875% Senior Notes due 2022, net of debt issuance costs of $14,054 and $15,437	1,085,946	1,084,563
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $55 and $80	12,770	14,770
Total debt	3,028,662	3,411,551
Less: Debt due within one year	17,878	19,924
Long-term debt, net of current portion	$3,010,784	$3,391,627
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
The Term C Loans and the New Initial Revolving Credit Commitments are secured by the same collateral and guaranteed by the same guarantors as the Former Term B Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the 2017 Amendment. The Revolving Credit Facility includes a covenant that requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase (as defined below)). The other terms of the Term C Loans and the New Initial Revolving Credit Commitments are also generally the same as the terms of the Former Term B Loans and the Existing Revolving Tranche, as applicable. A portion of each of the Former Term B Loans and the Existing Revolving Tranche remained in place following the 2017 Amendment and each will mature on its respective existing maturity date. Concurrent with the 2017 Amendment, the Company entered into certain interest rate swaps with a notional value of $500 million to hedge variable rate interest payments associated with the Term C Loans due under the 2017 Amendment. See Note 7 for further information on the interest rate swaps.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, the Company increased (A) the amount of its Term C Loans pursuant to an Increase Supplement (the “Term Loan Increase Supplement”) between the Company and the term lender party thereto and (B) the amount of commitments under its Revolving Credit Facility from $300 million to $420 million (the “Revolving Credit Facility Increase”), pursuant to (i) an Increase Supplement, among the Company and certain existing revolving lenders and (ii) a Lender Joinder Agreement, among the Company, a new revolving lender and JPMorgan Chase Bank N.A., as administrative agent. In connection with the 2017 Amendment of the Revolving Credit Facility, the Company incurred fees of $2 million,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

all of which were deferred. At June 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility, however, there were $22 million of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
As of the date of the 2017 Amendment, the aggregate unamortized debt issuance costs related to the Term Loan Facility totaled $25 million and unamortized discount totaled $6 million. In connection with the 2017 Amendment, the Company paid fees to Term C Loan lenders of $4 million, which are considered a debt discount, all of which were deferred, and incurred transaction costs of $13 million, of which $1 million was deferred with the remainder expensed as part of loss on extinguishment and modification of debt, as further described below. Subsequent to the 2017 Amendment, the Company had $600 million of Term B Loans outstanding. On February 1, 2017, the Company used $400 million from the proceeds from the Gracenote Sale to pay down a portion of its Term B Loans. Subsequent to this payment, the Company’s quarterly installments related to the remaining principal amount of Term B Loans are no longer due. As a result of the 2017 Amendment and the $400 million pay down, the Company recorded charges of $19 million on the extinguishment and modification of debt in the Company’s unaudited Condensed Consolidated Statements of Operations in the first quarter of 2017. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million associated with the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third parties fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $27 million and $31 million at June 30, 2017 and December 31, 2016, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or Term C Loans, as appropriate.
5.875% Senior Notes due 2022—On April 1, 2016, the SEC declared effective the exchange offer registration statement on Form S-4 to exchange the Company’s 5.875% Senior Notes due 2022 and the related guarantees of certain subsidiaries of the Company for substantially identical securities registered under the Securities Act of 1933, as amended (the “Securities Act”). On May 4, 2016, the Company and the subsidiary guarantors completed the exchange offer of the 5.875% Senior Notes due 2022 and related guarantees for $1.100 billion of the Company’s 5.875% Senior Notes due 2022 (the “Notes”) and the related guarantees, which have been registered under the Securities Act.
During the first half of 2016, the Company incurred and deferred $1 million of transaction costs related to filing the exchange offer registration statement for the Notes. See Note 9 to the audited consolidated financial statements for the fiscal year ended December 31, 2016 for further information and significant terms and conditions associated with the Notes, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs related to the Notes were $14 million and $15 million at June 30, 2017 and December 31, 2016, respectively.
Consent Solicitation
On June 22, 2017, the Company announced that it received consents from 93.23% of holders of the Notes outstanding as of the record date of June 12, 2017, to effect certain proposed amendments to the Indenture (as defined below). The Company undertook the consent solicitation (the “Consent Solicitation”) at the request and expense of Sinclair in accordance with the terms of the Merger Agreement. In conjunction with receiving the requisite consents, on June 22, 2017, the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes, entered into the fourth supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Notes, dated as of June 24, 2015 (as supplemented and amended, the “Indenture”), to effect the proposed amendments to (i) eliminate any requirement for the Company to make a “Change of Control Offer” (as defined in the Indenture) to holders of the Notes in connection with the transactions contemplated by the Merger Agreement, (ii) clarify the treatment under the Indenture of the proposed structure of the Merger and to facilitate the integration of the Company and its subsidiaries and the Notes with and into Sinclair’s debt capital structure, and (iii) eliminate the expense associated with producing and filing with the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

SEC separate financial reports for Sinclair Television Group, Inc., a wholly-owned subsidiary of Sinclair, as successor issuer of the Notes, if Sinclair or any other parent entity of the successor issuer of the Notes, in its sole discretion, provides an unconditional guarantee of the payment obligations of the successor issuer under the Notes (collectively, the “Amendments”). The Supplemental Indenture became effective immediately upon execution, but the Amendments will not become operative until immediately prior to the effective time of the Merger.
Dreamcatcher—The Company and the guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). The obligations of the Company and the guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with the Company’s and the guarantors’ obligations under the Secured Credit Facility. As further described in Note 8, on April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. The Company participated in the auction and the Dreamcatcher stations received $21 million of pretax proceeds in July 2017, as further described in Note 8. Any proceeds received by the Dreamcatcher stations as a result of the incentive auction are required to be first used to repay the Dreamcatcher Credit Facility.
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
On January 27, 2017, concurrent with the 2017 Amendment, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. As a result, no ineffectiveness has been recognized in the unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017. Additionally, for the interest rate swaps, no amounts are excluded from the assessment of hedge effectiveness. The monthly net interest settlements under the interest rate swaps are reclassified out of accumulated other comprehensive (loss) income and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. For the three and six months ended June 30, 2017, realized losses of $2 million and $3 million, respectively, were recognized in interest expense. As of June 30, 2017, the fair value of the interest rate swaps was recorded in other current liabilities in the amount of $6 million with the unrealized loss recognized in other comprehensive (loss) income. As of June 30, 2017, the Company expects approximately $5 million to be reclassified out of accumulated other comprehensive (loss) income and into interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
The Company holds certain marketable equity securities which are traded on national stock exchanges. These securities are recorded at fair value and are categorized as Level 1 within the fair value hierarchy. These investments are measured at fair value on a recurring basis. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million in the first quarter of 2017. As of December 31,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2016, the fair value and cost basis was $5 million and $0, respectively. The fair value and the cost basis of other marketable equity securities held by the Company as of June 30, 2017 were not material.
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$25,943	$25,943	$26,748	$26,748
Term Loan Facility
Term B Loans due 2020	$201,626	$197,661	$2,359,571	$2,312,218
Term C Loans due 2024	$1,770,222	$1,732,285	$—	$—
5.875% Senior Notes due 2022	$1,155,484	$1,085,946	$1,120,482	$1,084,563
Dreamcatcher Credit Facility	$12,929	$12,770	$14,952	$14,770
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during the six months ended June 30, 2017 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both June 30, 2017 and December 31, 2016 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both June 30, 2017 and December 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at June 30, 2017 and December 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both June 30, 2017 and December 31, 2016 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.

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
Confirmation Order Appeals—Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) by Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of June 30, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U.S. District Court for the District of Delaware. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for a further description of the Leveraged ESOP Transactions and the Confirmation Order appeals. If the remaining appellants succeed on their appeal, the Company’s financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of June 30, 2017, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations.
As of June 30, 2017, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. See “Certain Causes of Action Arising from the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for a description of the MDL proceedings. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled less than $1 million for each of the three and six months ended June 30, 2017 and June 30, 2016. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2017 and potentially in future periods.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. As of August 9, 2017, the Company had FCC authorization to operate 39 television stations and one AM radio station.
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
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. The Company participated in the auction and anticipates receiving approximately $190 million in pretax proceeds resulting from the auction. As of August 9, 2017, the Company has received approximately $185 million in pretax proceeds (including $21 million of proceeds received by the Dreamcatcher stations), with approximately $5 million in pretax proceeds remaining to be paid to the Company. The Company expects to receive the remaining auction proceeds in the second half of 2017; however, the Company cannot predict the exact timing of the remaining payments. The Company expects to use approximately $102 million of after-tax proceeds to prepay a portion of the Term Loan Facility. After-tax proceeds of $12.6 million received by the Dreamcatcher stations will be used to prepay a substantial portion of the Dreamcatcher Credit Facility. Twenty-two of the Company’s television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The Company expects that the reimbursements from the FCC’s special fund will cover the majority of the Company’s expenses related to the repack. However, the Company cannot currently predict the effect of the repacking, whether the special fund will be

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

sufficient to reimburse all of the Company’s expenses related to the repack, the timing of reimbursements or any spectrum-related FCC regulatory action.
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
Following the filing of the registration statement on Form S-4 by Sinclair registering the Sinclair Common Stock to be issued in connection with the Merger, four putative stockholder class action lawsuits were filed against the Company, members of the Company’s Board of Directors, Sinclair and Samson Merger Sub, Inc. in the United States District Courts for the Districts of Delaware and Illinois alleging that the proxy statement/prospectus omitted material information and was materially misleading, thereby violating the Securities Exchange Act of 1934, as amended. The actions are captioned McEntire v. Tribune Media Company, et al., 1:17-cv-05179 (N.D. Ill.), Duffy v. Tribune Media Company, et al., 1:17-cv-00919 (D. Del.), Berg v. Tribune Media Company, et al., 1:17-cv-00938 (D. Del.), and Pill v. Tribune Media Company, et al., 1:17-cv-00961 (D. Del.). The actions generally seek, as relief, class certification, preliminary and permanent injunctive relief, rescission or rescissory damages, and unspecified damages. The Company intends to vigorously defend against these lawsuits.
The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or liquidity.
NOTE 9: INCOME TAXES
In the three and six months ended June 30, 2017 the Company recorded an income tax benefit from continuing operations of $10 million and $62 million, respectively. The effective tax rate on pretax loss from continuing operations was 24.9% for the three months ended June 30, 2017. The rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes, a $3 million benefit related to expected refunds of interest paid on prior tax assessments and other non-deductible expenses. The effective tax rate on pretax loss from continuing operations was 31.9% for the six months ended June 30, 2017. The rate for the six months ended June 30, 2017 was also impacted by a $2 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three and six months ended June 30, 2016, the Company recorded income tax expense from continuing operations of $215 million and $230 million, respectively. For three months ended June 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), a $102 million charge to establish a reserve net of federal and state tax benefit for interest on the Newsday transaction, and a related $91 million charge to adjust the Company’s deferred taxes, as described below, the domestic production activities deduction, other non-deductible expenses, and a $2 million benefit related to certain state income tax matters and

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

other adjustments. For the six months ended June 30, 2016, the rate was also impacted by a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through June 30, 2017 would be approximately $45 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of June 30, 2017, the Company has paid or accrued approximately $47 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740 “Income Taxes,” the Company’s unaudited Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016 includes a deferred tax liability of $152 million and $158 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
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
During the third quarter of 2016, the Company reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. As a result of the final agreement, in the third quarter of 2016, the Company recorded an additional income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability. During the second half of 2016, the Company

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The payments were recorded as a reduction in the Company’s current income tax reserve described above. During the fourth quarter of 2016, the Company recorded an additional $1 million of income tax expense primarily related to the additional accrual of interest. The remaining $4 million of state tax liabilities were included in the income taxes payable account on the Company’s unaudited Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $23 million at June 30, 2017 and December 31, 2016. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $9 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans, net of taxes, for the three and six months ended June 30, 2017 and June 30, 2016 were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$198	$177	$384	$346
Interest cost	19,528	20,611	39,097	41,362
Expected return on plans’ assets	(25,236)	(26,895)	(50,563)	(53,808)
Amortization of prior service costs	35	45	58	45
Net periodic benefit credit	$(5,475)	$(6,062)	$(11,024)	$(12,055)
Net periodic benefit cost related to other post retirement benefit plans was not material for all periods presented. For 2017, the Company does not expect to make any contributions to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three and six months ended June 30, 2017 and June 30, 2016, the Company’s contributions were not material.
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
There were no conversions of the Company’s Common Stock between Class A Common Stock and Class B Common Stock during the six months ended June 30, 2017 and June 30, 2016. During the three months ended June 30, 2017 and June 30, 2016, 16,373 and 31,958 Warrants, respectively, were exercised for 16,373 and 31,958 shares, respectively, of Class A Common Stock. During the six months ended June 30, 2017 and June 30, 2016, 44,848 and 132,066 Warrants, respectively, were exercised for 44,848 and 132,066 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the six months ended June 30, 2017 and June 30, 2016.
At June 30, 2017, the following amounts were issued: 83,384 Warrants, 101,284,525 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,605 shares of Class B Common Stock. The Company has not issued any shares of preferred stock.
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
Common Stock Repurchases—On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. During 2016, the Company repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. The Company repurchased no Common Stock during the six months ended June 30, 2017. As of June 30, 2017, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement does not permit the Company to repurchase shares of its Common Stock except in narrow circumstances involving payment in satisfaction of options and conversion of Class B Common Stock into Class A Common Stock. See Note 1 for additional information about the Merger Agreement.
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
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
Second quarter	$0.25	$21,816	$0.25	$22,959
Total quarterly cash dividends declared and paid	$0.50	$43,558	$0.50	$46,174
On August 2, 2017, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on September 5, 2017 to holders of record of Common Stock and Warrants as of August 21, 2017. Future dividends will be subject to the discretion of the Board and the terms of the Merger Agreement, which limits the Company’s ability to pay dividends, except for the payment of quarterly cash dividends not to exceed $0.25 per share and consistent with record and payment dates in 2016.
The payment of quarterly cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units (“RSUs”) and performance share units (“PSUs”), as described in Note 15 and Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016.
NOTE 12: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, the “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries, as further described in Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 2,966,048 shares and 164,942 shares, respectively, were available for grant as of June 30, 2017.
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

Stock-based compensation for the three months ended June 30, 2017 and June 30, 2016 totaled $7 million and $10 million, respectively. There was no stock-based compensation expense recorded for the three months ended June 30, 2017 attributable to discontinued operations. Stock-based compensation expense attributable to discontinued operations for the three months ended June 30, 2016 totaled $1 million. Stock-based compensation for the six months ended June 30, 2017 and June 30, 2016 totaled $22 million and $18 million, respectively, including the expense attributable to discontinued operations of $2 million in each period.
For NSOs and RSUs granted prior to the 2017 Special Cash Dividend, the weighted-average exercise prices and weighted-average fair values, respectively, in the tables below reflect the historical values without giving effect to the adjustments due to the 2017 Special Cash Dividend.
A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Six Months Ended June 30, 2017
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,396,160	$45.82
Granted	931,913	32.12
Exercised	(350,711)	28.55
Forfeited	(375,634)	28.95
Cancelled	(70,714)	47.85
Adjustment due to the 2017 Special Cash Dividend	452,738	*
Outstanding, end of period	2,983,752	$38.66
Vested and exercisable, end of period	1,247,501	$47.70

*	Not meaningful

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Six Months Ended June 30, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	1,230,676	$40.92
Granted	616,042	32.65
Dividend equivalent units granted	15,834	38.02
Vested	(555,039)	38.31
Dividend equivalent units vested	(19,358)	32.32
Forfeited	(300,472)	32.03
Dividend equivalent units forfeited	(8,913)	32.01
Adjustment due to the 2017 Special Cash Dividend	223,698	*
Outstanding and nonvested, end of period	1,202,468	$32.64

*	Not meaningful
A summary of activity and weighted average fair values related to the unrestricted stock awards is as follows:

	Six Months Ended June 30, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	—	$—
Granted	10,147	34.98
Vested	(10,147)	34.98
Outstanding and nonvested, end of period	—	$—
A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is reflected in the table below.

	Six Months Ended June 30, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	347,000	$27.23
Granted (1)	117,777	31.45
Dividend equivalent units granted	2,425	38.01
Vested	(145,621)	34.22
Dividend equivalent units vested	(3,726)	32.50
Forfeited	(46,836)	33.73
Dividend equivalent units forfeited	(5,601)	40.72
Adjustment due to the 2017 Special Cash Dividend (1)(2)	24,244	*
Outstanding and nonvested, end of period	289,662	$22.05

*	Not meaningful

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)	Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.

(2)	Excludes 19,725 PSUs which have not yet been deemed granted under U.S. GAAP.
As of June 30, 2017, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$47,714	2.8

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings (loss) per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2017, there were 39,848 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
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
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three and six months ended June 30, 2017, 83,924 and 93,020, respectively, of the weighted-average Warrants outstanding have been excluded from the below table. For the three and six months ended June 30, 2016, 167,671 and 212,989, respectively, of the weighted-average Warrants outstanding, have been excluded from the below table.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
EPS numerator:
Loss from continuing operations, as reported	$(29,823)	$(152,628)	$(131,035)	$(137,526)
Less: Dividends distributed to Warrants	21	40	46	88
Less: Undistributed earnings allocated to Warrants	—	—	—	—
Loss from continuing operations attributable to common shareholders for basic EPS	$(29,844)	$(152,668)	$(131,081)	$(137,614)
Add: Undistributed earnings allocated to dilutive securities	—	—	—	—
Loss from continuing operations attributable to common shareholders for diluted EPS	$(29,844)	$(152,668)	$(131,081)	$(137,614)

(Loss) income from discontinued operations attributable to common shareholders for basic and diluted EPS	$(579)	$(8,935)	$15,039	$(12,944)

Net loss attributable to common shareholders for basic EPS	$(30,423)	$(161,603)	$(116,042)	$(150,558)
Net loss attributable to common shareholders for diluted EPS	$(30,423)	$(161,603)	$(116,042)	$(150,558)

EPS denominator:
Weighted average shares outstanding - basic	87,058	91,676	86,846	92,083
Impact of dilutive securities	—	—	—	—
Weighted average shares outstanding - diluted	87,058	91,676	86,846	92,083

Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.34)	$(1.66)	$(1.51)	$(1.50)
Discontinued Operations	(0.01)	(0.10)	0.17	(0.14)
Net Loss Per Common Share	$(0.35)	$(1.76)	$(1.34)	$(1.64)

Diluted (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.34)	$(1.66)	$(1.51)	$(1.50)
Discontinued Operations	(0.01)	(0.10)	0.17	(0.14)
Net Loss Per Common Share	$(0.35)	$(1.76)	$(1.34)	$(1.64)
Since the Company was in a net loss position, there was no difference between the number of shares used to calculate basic and diluted loss per share in all periods presented. Because of their anti-dilutive effect, 3,062,567 and 3,018,567 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2017, respectively. Because of their anti-dilutive effect, 2,160,479 and 2,098,608 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2016, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income (“AOCI”) is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in AOCI, net of taxes by component for the six months ended June 30, 2017 (in thousands):

	Pension and Other Post-Retirement Benefit Items	Marketable Securities	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2016	$(64,883)	$3,075	$—	$(19,974)	$(81,782)
Other comprehensive (loss) income before reclassifications	(442)	(95)	(5,357)	4,410	(1,484)
Amounts reclassified from AOCI	(80)	(3,042)	1,751	12,765	11,394
Balance at June 30, 2017	$(65,405)	$(62)	$(3,606)	$(2,799)	$(71,872)
NOTE 15: RELATED PARTY TRANSACTIONS
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree Capital Management, L.P. These funds held $31 million of the Company’s Term C Loans and Former Term B Loans at both June 30, 2017 and December 31, 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 16: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$466,061	$468,134	$902,094	$924,009
Corporate and Other	3,456	11,662	7,333	24,259
Total operating revenues	$469,517	$479,796	$909,427	$948,268
Operating profit (loss) from Continuing Operations (1)(2)
Television and Entertainment	$50,219	$83,346	$70,232	$141,951
Corporate and Other	(31,893)	(27,140)	(67,138)	(55,753)
Total operating profit	$18,326	$56,206	$3,094	$86,198
Depreciation from Continuing Operations (3)
Television and Entertainment	$10,530	$11,108	$20,569	$22,125
Corporate and Other	3,397	3,359	6,929	6,784
Total depreciation	$13,927	$14,467	$27,498	$28,909
Amortization from Continuing Operations (3)
Television and Entertainment	$41,664	$41,670	$83,323	$83,335
Capital Expenditures
Television and Entertainment	$11,727	$6,603	$22,534	$13,436
Corporate and Other	1,738	4,934	3,987	11,026
Discontinued Operations	—	6,046	1,578	10,969
Total capital expenditures	$13,465	$17,583	$28,099	$35,431

	June 30, 2017	December 31, 2016
Assets
Television and Entertainment	$7,186,225	$7,484,591
Corporate and Other	804,768	1,228,526
Assets held for sale (4)	54,282	17,176
Discontinued Operations	—	670,758
Total assets	$8,045,275	$9,401,051

(1)	See Note 2 for the disclosures of operating revenues and operating loss included in discontinued operations for the historical periods.

(2)	Operating profit (loss) for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs and income taxes.

(3)
Depreciation and amortization from discontinued operations totaled $3 million and $8 million respectively, for the three months ended June 30, 2016 and $6 million and $15 million, respectively, for the six months ended June 30, 2016.

(4)	See Note 3 for information regarding real estate assets held for sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company is the issuer of the Notes (see Note 6) and such debt is guaranteed by the Company’s subsidiary guarantors (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect 100% owned domestic subsidiaries of the Company. The Company’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, and all guarantees are full and unconditional. The subsidiaries of the Company that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”) include certain direct or indirect subsidiaries of the Company.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED JUNE 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$467,198	$2,319	$—	$469,517

Programming and direct operating expenses	—	249,597	4,427	—	254,024
Selling, general and administrative	29,858	110,804	914	—	141,576
Depreciation and amortization	2,938	49,527	3,126	—	55,591
Total Operating Expenses	32,796	409,928	8,467	—	451,191

Operating (Loss) Profit	(32,796)	57,270	(6,148)	—	18,326

(Loss) income on equity investments, net	(570)	41,331	—	—	40,761
Interest and dividend income	534	14	—	—	548
Interest expense	(40,024)	—	(161)	—	(40,185)
Write-downs of investment	—	(58,800)	—	—	(58,800)
Other non-operating items	(378)	—	—	—	(378)
Intercompany income (charges)	19,468	(19,426)	(42)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(53,766)	20,389	(6,351)	—	(39,728)
Income tax (benefit) expense	(16,877)	9,468	(2,496)	—	(9,905)
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	7,066	(2,448)	—	(4,618)	—
(Loss) Income from Continuing Operations	$(29,823)	$8,473	$(3,855)	$(4,618)	$(29,823)
Loss from Discontinued Operations, net of taxes	(579)	—	—	—	(579)
Net (Loss) Income	$(30,402)	$8,473	$(3,855)	$(4,618)	$(30,402)

Comprehensive (Loss) Income	$(28,135)	$12,521	$(2,851)	$(9,670)	$(28,135)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED JUNE 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$477,491	$2,305	$—	$479,796

Programming and direct operating expenses	—	218,373	953	—	219,326
Selling, general and administrative	23,981	123,301	845	—	148,127
Depreciation and amortization	2,768	50,159	3,210	—	56,137
Total Operating Expenses	26,749	391,833	5,008	—	423,590

Operating (Loss) Profit	(26,749)	85,658	(2,703)	—	56,206

(Loss) income on equity investments, net	(678)	44,984	—	—	44,306
Interest and dividend income	217	11	—	—	228
Interest expense	(37,868)	—	(203)	—	(38,071)
Other non-operating items	(441)	—	—	—	(441)
Intercompany income (charges)	21,989	(21,933)	(56)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(43,530)	108,720	(2,962)	—	62,228
Income tax expense	58,383	51,017	105,456	—	214,856
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(50,715)	(577)	—	51,292	—
(Loss) Income from Continuing Operations	$(152,628)	$57,126	$(108,418)	$51,292	$(152,628)
(Loss) Income from Discontinued Operations, net of taxes	(8,935)	(8,688)	(431)	9,119	(8,935)
Net (Loss) Income	$(161,563)	$48,438	$(108,849)	$60,411	$(161,563)

Comprehensive (Loss) Income	$(160,752)	$46,636	$(111,221)	$64,585	$(160,752)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
SIX MONTHS ENDED JUNE 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$904,685	$4,742	$—	$909,427

Programming and direct operating expenses	—	488,829	5,248	—	494,077
Selling, general and administrative	62,825	236,893	1,717	—	301,435
Depreciation and amortization	5,886	98,689	6,246	—	110,821
Total Operating Expenses	68,711	824,411	13,211	—	906,333

Operating (Loss) Profit	(68,711)	80,274	(8,469)	—	3,094

(Loss) income on equity investments, net	(1,039)	78,837	—	—	77,798
Interest and dividend income	1,016	37	—	—	1,053
Interest expense	(78,616)	—	(327)	—	(78,943)
Loss on extinguishment and modification of debt	(19,052)	—	—	—	(19,052)
Gain on investment transaction	4,950	—	—	—	4,950
Write-downs of investment	—	(180,800)	—	—	(180,800)
Other non-operating items	(654)	—	—	—	(654)
Intercompany income (charges)	47,686	(47,577)	(109)	—	—
Loss from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(114,420)	(69,229)	(8,905)	—	(192,554)
Income tax benefit	(40,592)	(17,473)	(3,454)	—	(61,519)
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(57,207)	(2,674)	—	59,881	—
(Loss) Income from Continuing Operations	$(131,035)	$(54,430)	$(5,451)	$59,881	$(131,035)
Income (Loss) from Discontinued Operations, net of taxes	15,039	(1,904)	807	1,097	15,039
Net (Loss) Income	$(115,996)	$(56,334)	$(4,644)	$60,978	$(115,996)

Comprehensive (Loss) Income	$(106,086)	$(50,410)	$7,727	$42,683	$(106,086)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
SIX MONTHS ENDED JUNE 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$943,461	$4,807	$—	$948,268

Programming and direct operating expenses	—	438,900	2,165	—	441,065
Selling, general and administrative	49,410	257,687	1,664	—	308,761
Depreciation and amortization	5,337	100,517	6,390	—	112,244
Total Operating Expenses	54,747	797,104	10,219	—	862,070

Operating (Loss) Profit	(54,747)	146,357	(5,412)	—	86,198

(Loss) income on equity investments, net	(1,398)	83,956	—	—	82,558
Interest and dividend income	308	52	—	—	360
Interest expense	(75,762)	—	(450)	—	(76,212)
Other non-operating items	(379)	—	—	—	(379)
Intercompany income (charges)	43,981	(43,869)	(112)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(87,997)	186,496	(5,974)	—	92,525
Income tax expense	41,059	84,677	104,315	—	230,051
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(8,470)	(1,326)	—	9,796	—
(Loss) Income from Continuing Operations	$(137,526)	$100,493	$(110,289)	$9,796	$(137,526)
(Loss) Income from Discontinued Operations, net of taxes	(12,944)	(11,420)	952	10,468	(12,944)
Net (Loss) Income	$(150,470)	$89,073	$(109,337)	$20,264	$(150,470)

Comprehensive (Loss) Income	$(146,022)	$87,375	$(107,772)	$20,397	$(146,022)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$377,576	$906	$2,085	$—	$380,567
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Accounts receivable, net	1,278	395,996	297	—	397,571
Broadcast rights	—	104,309	745	—	105,054
Income taxes receivable	—	15,515	—	—	15,515
Prepaid expenses	9,858	12,042	230	—	22,130
Other	5,905	1,819	—	—	7,724
Total current assets	412,183	530,587	3,357	—	946,127
Properties
Property, plant and equipment	56,034	477,874	110,514	—	644,422
Accumulated depreciation	(27,351)	(176,799)	(6,650)	—	(210,800)
Net properties	28,683	301,075	103,864	—	433,622

Investments in subsidiaries	9,974,957	54,478	—	(10,029,435)	—

Other Assets
Broadcast rights	—	144,951	47	—	144,998
Goodwill	—	3,220,300	8,285	—	3,228,585
Other intangible assets, net	—	1,651,701	84,237	—	1,735,938
Assets held for sale	—	54,282	—	—	54,282
Investments	12,882	1,393,210	17,090	—	1,423,182
Intercompany receivables	2,365,290	5,952,848	357,656	(8,675,794)	—
Other	127,191	74,404	415	(123,469)	78,541
Total other assets	2,505,363	12,491,696	467,730	(8,799,263)	6,665,526
Total Assets	$12,921,186	$13,377,836	$574,951	$(18,828,698)	$8,045,275

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$23,078	$21,009	$2,218	$—	$46,305
Debt due within one year	13,869	—	4,009	—	17,878
Income taxes payable	—	52,310	(3)	—	52,307
Contracts payable for broadcast rights	—	206,955	940	—	207,895
Deferred revenue	—	11,582	51	—	11,633
Interest payable	30,040	—	2	—	30,042
Other	49,708	59,185	253	—	109,146
Total current liabilities	116,695	351,041	7,470	—	475,206

Non-Current Liabilities
Long-term debt	3,002,023	—	8,761	—	3,010,784
Deferred income taxes	—	804,565	155,258	(123,469)	836,354
Contracts payable for broadcast rights	—	275,039	49	—	275,088
Intercompany payables	6,425,382	1,991,715	258,697	(8,675,794)	—
Other	460,926	63,817	20	—	524,763
Total non-current liabilities	9,888,331	3,135,136	422,785	(8,799,263)	4,646,989
Total liabilities	10,005,026	3,486,177	430,255	(8,799,263)	5,122,195

Shareholders’ Equity (Deficit)
Common stock	101	—	—	—	101
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,044,480	9,038,104	200,981	(9,239,085)	4,044,480
Retained (deficit) earnings	(424,355)	856,331	(63,182)	(793,149)	(424,355)
Accumulated other comprehensive (loss) income	(71,872)	(2,776)	(23)	2,799	(71,872)
Total Tribune Media Company shareholders’ equity (deficit)	2,916,160	9,891,659	137,776	(10,029,435)	2,916,160
Noncontrolling interests	—	—	6,920	—	6,920
Total shareholders’ equity (deficit)	2,916,160	9,891,659	144,696	(10,029,435)	2,923,080
Total Liabilities and Shareholders’ Equity (Deficit)	$12,921,186	$13,377,836	$574,951	$(18,828,698)	$8,045,275

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(142,822)	$266,827	$(1,391)	$—	$122,614

Investing Activities
Capital expenditures	(1,069)	(24,841)	(2,189)	—	(28,099)
Net proceeds from the sale of business	574,817	(5,249)	(11,775)	—	557,793
Proceeds from sales of real estate and other assets	—	59,751	—	—	59,751
Proceeds from the sale of investment	4,950	—	—	—	4,950
Distribution from cost investment	—	—	805	—	805
Net cash provided by (used in) investing activities	578,698	29,661	(13,159)	—	595,200

Financing Activities
Long-term borrowings	202,694	—	—	—	202,694
Repayments of long-term debt	(587,636)	—	(2,025)	—	(589,661)
Long-term debt issuance costs	(1,689)	—	—	—	(1,689)
Payment of dividends	(542,665)	—	—	—	(542,665)
Tax withholdings related to net share settlements of share-based awards	(7,351)	—	—	—	(7,351)
Proceeds from stock option exercises	10,013	—	—	—	10,013
Contributions from noncontrolling interests	—	—	1,003	—	1,003
Change in intercompany receivables and payables and intercompany contributions (1)	293,696	(300,109)	6,413	—	—
Net cash (used in) provided by financing activities	(632,938)	(300,109)	5,391	—	(927,656)

Net Decrease in Cash and Cash Equivalents	(197,062)	(3,621)	(9,159)	—	(209,842)
Cash and cash equivalents, beginning of year	574,638	4,527	11,244	—	590,409
Cash and cash equivalents, end of year	$377,576	$906	$2,085	$—	$380,567

(1)	Excludes the impact of a $54 million non-cash settlement of intercompany balances upon the sale of certain Guarantor and Non-Guarantor subsidiaries included in the Gracenote Sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(39,775)	$283,808	$(2,714)	$—	$241,319

Investing Activities
Capital expenditures	(7,094)	(24,830)	(3,507)	—	(35,431)
Investments	(850)	(101)	(2,500)	—	(3,451)
Proceeds from sales of real estate and other assets	—	33,021	681	—	33,702
Transfers from restricted cash	—	297	—	—	297
Intercompany dividend	3,326	—	—	(3,326)	—
Net cash (used in) provided by investing activities	(4,618)	8,387	(5,326)	(3,326)	(4,883)

Financing Activities
Repayments of long-term debt	(11,896)	—	(2,024)	—	(13,920)
Long-term debt issuance costs	(784)	—	—	—	(784)
Payments of dividends	(46,174)	—	—	—	(46,174)
Settlement of contingent consideration	—	(750)	—	—	(750)
Common stock repurchases	(66,548)	—	—	—	(66,548)
Tax withholdings related to net share settlements of share-based awards	(4,377)	—	—	—	(4,377)
Intercompany dividend	—	(3,326)	—	3,326	—
Contributions from noncontrolling interests	—	—	113	—	113
Change in intercompany receivables and payables (1)	283,775	(291,214)	7,439	—	—
Net cash provided by (used in) financing activities	153,996	(295,290)	5,528	3,326	(132,440)

Net Increase (Decrease) in Cash and Cash Equivalents	109,603	(3,095)	(2,512)	—	103,996
Cash and cash equivalents, beginning of year	235,508	13,054	14,082	—	262,644
Cash and cash equivalents, end of year	$345,111	$9,959	$11,570	$—	$366,640

(1)	Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: SUBSEQUENT EVENTS
On July 31, 2017, the Company, together with the other owners of CareerBuilder, completed the sale of a majority stake in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. The Company received cash of $158 million, which included an excess cash distribution of $16 million. Subsequent to the sale, the Company’s ownership in CareerBuilder declined to approximately 7%, on a fully diluted basis.
As disclosed in Note 8, the Company participated in the FCC’s incentive auction associated with the reallocation of certain spectrum occupied by television broadcast stations. As of August 9, 2017, the Company has received approximately $185 million in pretax proceeds (including $21 million of proceeds received by the Dreamcatcher stations), with approximately $5 million in pretax proceeds remaining to be paid to the Company. The proceeds reflect the FCC’s acceptance of one or more bids placed by the Company or channel share partners of television stations owned or operated by the Company during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. The Company expects to receive the remaining auction proceeds in the second half of 2017; however, the Company cannot predict the exact timing of the remaining payments. The Company expects to use approximately $102 million of after-tax proceeds to prepay a portion of the Term Loan Facility. After-tax proceeds of $12.6 million received by the Dreamcatcher stations will be used to prepay a substantial portion of the Dreamcatcher Credit Facility.

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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and six months ended June 30, 2017 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•
risks associated with the ability to consummate the merger between us and Sinclair Broadcast Group, Inc. (“Sinclair”) (the “Merger”) (see “—Significant Events—Sinclair Merger Agreement” for further information) and the timing of the closing of the transaction;

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

•	potential litigation in connection with the Merger;

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•
the payment of any remaining proceeds associated with the spectrum auction, the potential impact of the modifications to and/or surrender of spectrum on the operation of our television stations, the costs, terms and restrictions associated with the actions necessary to modify and/or surrender the spectrum;

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

As further described in Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, on December 19, 2016, we entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”), which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity,” assets and liabilities of Digital and Data businesses included in the Gracenote Sale are classified as discontinued operations in our unaudited Condensed Consolidated Balance Sheet at December 31, 2016, and the results of operations are reported as discontinued operations in our unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for all periods presented.
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

SIGNIFICANT EVENTS
Sinclair Merger Agreement
On May 8, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sinclair, providing for the acquisition by Sinclair of all of the outstanding shares of our Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) by means of a merger of Samson Merger Sub Inc., a wholly owned subsidiary of Sinclair, with and into Tribune Media Company, with Tribune Media Company surviving the Merger as a wholly owned subsidiary of Sinclair.

In the Merger, each share of our Common Stock will be converted into the right to receive (i) $35.00 in cash, without interest and less any required withholding taxes (such amount, the “Cash Consideration”), and (ii) 0.2300 (the “Exchange Ratio”) of a validly issued, fully paid and nonassessable share of Class A common stock, $0.01 par value per share (the “Sinclair Common Stock”), of Sinclair (the “Stock Consideration”, and together with the Cash Consideration, the “Merger Consideration”). The Merger Agreement provides that each holder of an outstanding Tribune Media Company stock option (whether or not vested) will receive, for each share of our Common Stock subject to such stock option, a cash payment equal to the excess, if any, of the value of the Merger Consideration (with the Stock Consideration valued over a specified period prior to the consummation of the Merger) and the exercise price per share of such option, without interest and less any required withholding taxes. Each outstanding Tribune Media Company restricted stock unit award will be converted into a cash-settled restricted stock unit award reflecting a number of shares of Sinclair Common Stock equal to the number of shares of our Common Stock subject to such award multiplied by a ratio equal to (a) the sum of (i) the Exchange Ratio plus (ii) the Cash Consideration divided by (b) the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger. Otherwise, each such award will continue to be subject to the same terms and conditions as such award was subject prior to the Merger. Each outstanding Tribune Media Company performance stock unit (other than supplemental performance stock units) will automatically become vested at “target” level of performance and will be entitled to receive an amount of cash equal to (a) the number of shares of our Common Stock that are subject to such unit as so vested multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and less any required withholding taxes. Each holder of an outstanding Tribune Media Company supplemental performance stock unit that will vest in accordance with its existing terms will be entitled to receive an amount of cash equal to (a) the number of shares of our Common Stock that are subject to such unit as so vested multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and less any required withholding taxes. Any supplemental performance stock units that do not vest in accordance with their terms will be canceled without any consideration. Each holder of an outstanding Tribune Media Company deferred stock unit will be entitled to receive an amount of cash equal to (a) the number of shares of our Common Stock that are subject to such unit multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Each outstanding Tribune Media Company Warrant will become a warrant exercisable, at its current exercise price, for the Merger Consideration in respect of each share of our Common Stock subject to the Warrant prior to the Merger.
The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the approval of the Merger by our stockholders, (ii) the receipt of approval from the Federal Communications Commission (the “FCC”) and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the effectiveness of a registration statement on Form S-4 registering the Sinclair Common Stock to be issued in connection with the Merger and no stop order or proceedings seeking the same having been initiated by the SEC, (iv) the listing of the Sinclair Common Stock to be issued in the Merger on the NASDAQ Global Select Market and (v) the absence of certain legal impediments to the consummation of the Merger.
On August 2, 2017, we received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after we and Sinclair have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing.
Sinclair’s and our respective obligation to consummate the Merger are also subject to certain additional customary conditions, including (i) material accuracy of representations and warranties in the Merger Agreement of the other party, (ii) performance by the other party of its covenants in the Merger Agreement in all material respects and (iii) since the date of the Merger Agreement, no material adverse effect with respect to the other party having occurred.
If the Merger Agreement is terminated in connection with us entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by us to Sinclair will be $135.5 million. If the Merger Agreement is terminated because the required Tribune stockholder vote is not obtained at a stockholder meeting held for such purpose, the amount of the termination fee payable by us will be equal to the sum of $38.5 million plus Sinclair’s costs and expenses, not to exceed $10 million (“Parent Expenses”). If the Merger Agreement is terminated (i) by either us or Sinclair because the Merger has not occurred by the end date described below or because Tribune stockholder approval is not obtained at a stockholder meeting held for such purpose or (ii) by Sinclair in respect of a willful breach of our covenants or agreements that would give rise to the failure of a closing condition that is incapable of being cured within the time periods prescribed by the Merger Agreement, and an alternative acquisition proposal has been made to us and publicly announced and not withdrawn prior to the termination or the date of the stockholders meeting, as applicable, and within twelve months after termination of the Merger Agreement, we enter into a definitive agreement with respect to an alternative acquisition proposal (and subsequently consummate such transaction) or consummate a transaction with respect to an alternative acquisition proposal, we will pay Sinclair $135.5 million less the Parent Expenses paid.
In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before May 8, 2018, with an automatic extension to August 8, 2018, if necessary to obtain regulatory approval under circumstances specified in the Merger Agreement.
Sale of Digital and Data Business
On December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interests in substantially all of the Digital and Data business operations for $560 million in cash, subject to certain purchase price adjustments. We completed the Gracenote Sale on January 31, 2017 and received gross proceeds of $581 million. In the second quarter of 2017, we received additional proceeds of $3 million as a result of purchase price adjustments. In the six months ended June 30, 2017, we recognized a pretax gain of $35 million as a result of the Gracenote Sale. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term Loan Facility (as defined below). See Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 for further information.
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

The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in our unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017 (1)	June 30, 2016	June 30, 2017 (1)	June 30, 2016
Operating revenues	$—	$46,884	$18,168	$99,476
Direct operating expenses	—	18,862	7,292	35,556
Selling, general and administrative	—	27,285	15,349	55,350
Depreciation (2)	—	3,052	—	5,948
Amortization (2)	—	7,751	—	15,464
Operating loss	—	(10,066)	(4,473)	(12,842)
Interest income	—	13	16	26
Interest expense (3)	—	(3,836)	(1,261)	(7,671)
Loss before income taxes	—	(13,889)	(5,718)	(20,487)
Pretax (loss) gain on the disposal of discontinued operations	(952)	—	34,510	—
Total pretax (loss) income on discontinued operations	(952)	(13,889)	28,792	(20,487)
Income tax (benefit) expense (4)	(373)	(4,954)	13,753	(7,543)
(Loss) income from discontinued operations, net of taxes	$(579)	$(8,935)	$15,039	$(12,944)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by us in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)
We used $400 million of proceeds from the Gracenote Sale to pay down a portion of our outstanding borrowings under the Term Loan Facility (as defined below). Interest expense was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding indebtedness under the Term Loan Facility in effect in each respective period.

(4)
The effective tax rates on pretax (loss) income from discontinued operations were 39.2% and 35.7% for the three months ended June 30, 2017 and June 30, 2016, respectively, and 47.8% and 36.8% for the six months ended June 30, 2017 and June 30, 2016, respectively. The 2017 rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies. The 2016 rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and foreign tax rate differences.

The results of discontinued operations include selling costs and transaction costs, including legal and professional fees incurred by us to complete the Gracenote Sale, of $10 million for the six months ended June 30, 2017. The net assets of discontinued operations included in our unaudited Condensed Consolidated Balance Sheet as of December 31, 2016 totaled $521 million, as further described in Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. We do not expect to incur material costs in connection with these indemnifications. We have no contingent liabilities relating to the Gracenote Sale as of June 30, 2017.
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
At June 30, 2017, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we would be required to satisfy the allowed claims from our cash from operations.
Secured Credit Facility
On January 27, 2017, we entered into an amendment (the “2017 Amendment”) to our secured credit facility (the “Secured Credit Facility”), comprised of a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility”) pursuant to which, among other things, (i) certain term lenders under the Term Loan Facility converted a portion of their term B loans (the “Term B Loans”) outstanding immediately prior to the closing of the 2017 Amendment (the “Former Term B Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.761 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the Revolving Credit Facility converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments”; the existing tranche of revolving commitments of the remaining revolving lenders, the “Existing Revolving Tranche”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to January 27, 2022. See Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 for further information on the Secured Credit Facility.
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
In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million pay down, we recorded a charge of $19 million on the extinguishment and modification of debt, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017.
5.875% Senior Notes due 2022—On April 1, 2016, the SEC declared effective the exchange offer registration statement on Form S-4 to exchange our 5.875% Senior Notes due 2022 and the related guarantees of certain subsidiaries for substantially identical securities registered under the Securities Act of 1933, as amended (the

“Securities Act”). On May 4, 2016, we and the subsidiary guarantors completed the exchange offer of the 5.875% Senior Notes due 2022 and related guarantees for $1.100 billion of our 5.875% Senior Notes due 2022 (the “Notes”) and the related guarantees, which have been registered under the Securities Act.
Consent Solicitation
On June 22, 2017, we announced that we received consents from 93.23% of holders of the Notes outstanding as of the record date of June 12, 2017 to effect certain proposed amendments to the Indenture (as defined below). We undertook the consent solicitation (the “Consent Solicitation”) at the request and expense of Sinclair in accordance with the terms of the Merger Agreement. In conjunction with receiving the requisite consents, on June 22, 2017, we, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes, entered into the fourth supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Notes, dated as of June 24, 2015 (as supplemented and amended, the “Indenture”), to effect the proposed amendments to (i) eliminate any requirement for us to make a “Change of Control Offer” (as defined in the Indenture) to holders of the Notes in connection with the transactions contemplated by the Merger Agreement, (ii) clarify the treatment under the Indenture of the proposed structure of the Merger and to facilitate the integration of the Company and its subsidiaries and the Notes with and into Sinclair's debt capital structure, and (iii) eliminate the expense associated with producing and filing with the SEC separate financial reports for Sinclair Television Group, Inc., a wholly-owned subsidiary of Sinclair, as successor issuer of the Notes, if Sinclair or any other parent entity of the successor issuer of the Notes, in its sole discretion, provides an unconditional guarantee of the payment obligations of the successor issuer under the Notes (collectively, the “Amendments”). The Supplemental Indenture became effective immediately upon execution, but the Amendments will not become operative until immediately prior to the effective time of the Merger.
Newsday and Chicago Cubs Transactions
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, we reached a final agreement with the IRS administrative appeals division regarding the Newsday Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 31, 2016), for tax years 2008 through 2015 in the third quarter of 2016. During the second quarter of 2016, we recorded a $102 million income tax charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. We also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis was required to reflect the expected negotiated reduction in the amount of our guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. In connection with the final agreement, we recorded an income tax benefit of $3 million to adjust the estimate of the deferred tax liability recorded in the second quarter of 2016. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily related to the additional accrual of interest. The remaining $4 million of state tax liabilities are included in the income taxes payable account on the unaudited Condensed Consolidated Balance Sheet at June 30, 2017.
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2016) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2017 would be approximately $45 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. As of June 30, 2017, we have paid or accrued approximately $47 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 include a deferred tax liability of $152 million and $158 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
CareerBuilder
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it began evaluating strategic alternatives, including a possible sale, for CareerBuilder, in which we owned a 32% interest as of June 30, 2017. In March 2017, the range of possible outcomes was narrowed and based on operating performance and updated bids received by TEGNA, we determined that there was sufficient indication that the carrying value of our investment in CareerBuilder may be impaired. As of the assessment date in the first quarter of 2017, the carrying value of our investment in CareerBuilder included $72 million of unamortized basis difference that we recorded as a result of fresh start reporting, as further described in Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017. In the first quarter of 2017, we recorded a non-cash pretax impairment charge of $122 million to write down our investment in CareerBuilder, which eliminated the remaining fresh start reporting basis difference. The write down resulted from a decline in the fair value of the investment that we determined to be other than temporary.
On June 19, 2017, TEGNA announced that it entered into an agreement (the “CareerBuilder Sale Agreement”), together with the other owners of CareerBuilder, including us, to sell CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. As a result, in the three months ended June 30, 2017, we recorded an additional non-cash pretax impairment charge of $59 million to further write down our investment in CareerBuilder based on the transaction value contemplated in the CareerBuilder Sale Agreement. The transaction closed on July 31, 2017 and we received cash of $158 million, which included an excess cash distribution of $16 million. Subsequent to the sale, our ownership in CareerBuilder declined to approximately 7%, on a fully diluted basis.
In the six months ended June 30, 2017, the total non-cash pretax impairment charges to write down our investment in CareerBuilder totaled $181 million. The impairment charges resulted from declines in the fair value of the investment that we determined to be other than temporary.
FCC Spectrum Auction
On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and anticipate receiving approximately $190 million in pretax proceeds resulting from the auction. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. As of August 9, 2017, we have received approximately $185 million in pretax proceeds (including $21 million of proceeds received by the Dreamcatcher stations), with approximately $5 million in pretax proceeds remaining to be paid to us. We expect to receive the remaining auction proceeds in the second half of 2017; however, we cannot predict the exact timing of the remaining payments. We expect to use approximately $102 million of after-tax proceeds to prepay a portion of our Term Loan Facility. After-tax proceeds of $12.6 million received by the Dreamcatcher stations will be used to prepay a substantial portion of the Dreamcatcher Credit Facility. Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The legislation authorizing the incentive auction provides the FCC with a $1.750 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repacking. We expect that the reimbursements from the FCC’s special fund will cover the majority of our expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repack, the timing of reimbursements or any spectrum-related FCC regulatory action.
Non-Operating Items
Non-operating items for the three and six months ended June 30, 2017 and June 30, 2016 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Loss on extinguishment and modification of debt	$—	$—	$(19,052)	$—
Gain on investment transaction	—	—	4,950	—
Write-downs of investment	(58,800)	—	(180,800)	—
Other non-operating gain (loss), net	71	(75)	45	421
Total non-operating (loss) gain, net	$(58,729)	$(75)	$(194,857)	$421
Non-operating items for the three months ended June 30, 2017 included a non-cash pretax impairment charge of $59 million to write-down our investment in CareerBuilder, as further described above.
Non-operating items for the six months ended June 30, 2017 included a $19 million pretax loss on the extinguishment and modification of debt. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million associated with the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” Gain on investment transaction for the six months ended June 30, 2017 included a pretax gain of $5 million from the sale of our tronc, Inc. (“tronc”) shares. Write-downs of investment for the six months ended June 30, 2017 included non-cash pretax impairment charges of $181 million to write down our investment in CareerBuilder, as further described above.

RESULTS OF OPERATIONS
As described under “Significant Events—Sale of Digital and Data Business,” on December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interests in substantially all of the Digital and Data business operations and the Gracenote Sale closed on January 31, 2017. As a result, the historical results of operations for businesses included in the Gracenote Sale are reported in discontinued operations for all periods presented.
Beginning in the fourth quarter of 2016, the Television and Entertainment reportable segment includes the operations of Covers, a business-to-consumer website, which was previously included in the Digital and Data reportable segment. The impact of the inclusion of Covers in the Television and Entertainment reportable segment was immaterial. The following discussion and analysis presents a review of our continuing operations as of and for the three and six months ended June 30, 2017 and June 30, 2016, unless otherwise noted.

CONSOLIDATED
Consolidated operating results for the three and six months ended June 30, 2017 and June 30, 2016 are shown in the table below:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Operating revenues	$469,517	$479,796	-2%	$909,427	$948,268	-4%

Operating profit	$18,326	$56,206	-67%	$3,094	$86,198	-96%

Income on equity investments, net	$40,761	$44,306	-8%	$77,798	$82,558	-6%

Loss from continuing operations	$(29,823)	$(152,628)	-80%	$(131,035)	$(137,526)	-5%

(Loss) income from discontinued operations, net of taxes	$(579)	$(8,935)	-94%	$15,039	$(12,944)	*

Net loss	$(30,402)	$(161,563)	-81%	$(115,996)	$(150,470)	-23%

*	Represents positive or negative change equal to, or in excess of 100%
Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Operating revenues
Television and Entertainment	$466,061	$468,134	—%	$902,094	$924,009	-2%
Corporate and Other	3,456	11,662	-70%	7,333	24,259	-70%
Total operating revenues	$469,517	$479,796	-2%	$909,427	$948,268	-4%
Operating profit (loss)
Television and Entertainment	$50,219	$83,346	-40%	$70,232	$141,951	-51%
Corporate and Other	(31,893)	(27,140)	+18%	(67,138)	(55,753)	+20%
Total operating profit	$18,326	$56,206	-67%	$3,094	$86,198	-96%

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016
Consolidated operating revenues fell 2%, or $10 million, in the three months ended June 30, 2017 primarily due to a decrease of $8 million at Corporate and Other largely due to the loss of revenue from real estate properties sold in 2016 and 2017. Additionally, Television and Entertainment revenues decreased $2 million driven by lower advertising revenue, partially offset by higher retransmission revenues and carriage fees. Consolidated operating profit decreased 67%, or $38 million, in the three months ended June 30, 2017 due to lower Television and Entertainment operating profit primarily as a result of higher programming expenses as well as a higher operating loss in Corporate and Other due to lower revenues and higher professional fees.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
Consolidated operating revenues decreased 4%, or $39 million, in the six months ended June 30, 2017 due to a decrease of $22 million in Television and Entertainment revenues, driven by lower advertising revenues, partially offset by increased retransmission revenues and carriage fees and a decrease in Corporate and Other revenues of $17 million primarily due to the loss of revenue from real estate properties sold in 2016 and 2017. Consolidated operating profit decreased $83 million in the six months ended June 30, 2017 due to lower Television and Entertainment operating profit as a result of lower advertising revenues and higher programming expenses and a higher Corporate and Other operating loss primarily due to a decline in revenue, higher professional fees and increased compensation expense principally related to the resignation of the CEO in the first quarter of 2017.
Operating Expenses—Consolidated operating expenses for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Programming	$157,084	$122,803	+28%	$298,330	$246,970	+21%
Direct operating expenses	96,940	96,523	—%	195,747	194,095	+1%
Selling, general and administrative	141,576	148,127	-4%	301,435	308,761	-2%
Depreciation	13,927	14,467	-4%	27,498	28,909	-5%
Amortization	41,664	41,670	—%	83,323	83,335	—%
Total operating expenses	$451,191	$423,590	+7%	$906,333	$862,070	+5%
Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016
Programming expense, which represented 33% of revenues for the three months ended June 30, 2017 compared to 26% for the three months ended June 30, 2016, increased 28%, or $34 million, primarily due to a total of $20 million of additional expense related to a shift in programming strategy at WGN America in the second quarter of 2017. This includes cancellation costs for Outsiders and Underground and the associated accelerated amortization of the remaining program assets for both shows as well as the write-off of certain other capitalized program developments projects. The remaining increase was due to higher network affiliate fees of $8 million and $6 million of higher amortization of license fees primarily related to original programming that aired in the quarter.
Direct operating expenses, which represented 21% of revenues for the three months ended June 30, 2017 compared to 20% for the three months ended June 30, 2016, were essentially flat.
Selling, general and administrative expenses (“SG&A”), which represented 30% of revenues for the three months ended June 30, 2017 compared to 31% for the three months ended June 30, 2016, were down 4%, or $7 million, due mainly to lower other expenses, partially offset by higher outside services expense. The decline in other expenses was primarily the result of a $4 million decrease in promotion expense due to reduced spend at nearly all stations, a $7 million reduction of impairment charges associated with certain real estate properties and a $3 million decrease in real estate taxes and other costs associated with real estate sold in 2016. Outside services increased 25%, or $6 million, largely due to an increase in professional and legal fees of $12 million related to the Merger, partially offset by a $3 million decrease in technology professional fees, a $1 million decrease in costs for operating the websites of our television stations and a $1 million decrease in costs associated with real estate sold in 2016.
Depreciation expense fell 4%, or less than $1 million, in the three months ended June 30, 2017. The decrease in depreciation expense is primarily due lower levels of depreciable property. Amortization expense remained flat for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
Programming expenses, which represented 33% of revenues for the six months ended June 30, 2017 compared to 26% for the six months ended June 30, 2016, increased 21%, or $51 million, partially due to a total of $20 million of expense related to a shift in programming strategy at WGN America in the second quarter of 2017. This includes cancellation costs for Outsiders and Underground and the associated accelerated amortization of remaining programming assets for both shows as well as the write-off of certain other capitalized program development projects. The remaining increase was due to higher network affiliate fees of $16 million and $19 million of higher amortization of license fees primarily related to original programming that aired during 2017.
Direct operating expenses, which represented 22% of revenues for the six months ended June 30, 2017 and 20% for the six months ended June 30, 2016, increased 1%, or $2 million. Compensation expense increased $2 million primarily at Television and Entertainment and all other direct operating expenses remained essentially flat with the prior year.
SG&A expenses, which represented 33% of revenues for both the six months ended June 30, 2017 and June 30, 2016, decreased 2%, or $7 million, as lower other expenses were partially offset by higher compensation and outside services. Compensation expense increased 11%, or $15 million, mainly due to a $9 million increase at Corporate and Other driven by separation costs related to the resignation of the CEO in the first quarter of 2017. Compensation expense also increased $6 million at Television and Entertainment mainly due to a $4 million increase in severance expense and a $2 million increase in stock-based compensation. Outside services expense was up 2%, or $1 million, as an increase in professional and legal fees of $12 million related to the Merger were largely offset by a $7 million decrease in technology professional fees, a $1 million decrease in costs for operating websites and a $2 million decrease in costs associated with real estate sold in 2016. Other expenses decreased 17%, or $23 million, primarily due to a $14 million reduction of impairment charges associated with certain real estate properties, a $2 million decrease in real estate taxes and other costs associated with real estate sold in 2016 and a $4 million decrease in promotion expense.
Depreciation expense decreased 5%, or $1 million, in the six months ended June 30, 2017. The decrease in depreciation expense is primarily due to lower levels of depreciable property. Amortization expense remained flat for the six months ended June 30, 2017.
(Loss) Income From Discontinued Operations, Net of Taxes—The results of discontinued operations for the three and six months ended June 30, 2017 and June 30, 2016 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Loss from discontinued operations, net of taxes totaled $1 million and $9 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Income from discontinued operations, net of taxes totaled $15 million for the six months ended June 30, 2017, including a pretax gain on the sale of $35 million compared to a loss from discontinued operations, net of taxes of $13 million for the six months ended June 30, 2016. Interest expense allocated to discontinued operations totaled $4 million for the three months ended June 30, 2016 and $1 million and $8 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The results of discontinued operations also include selling and transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $10 million for the six months ended June 30, 2017. See Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 for further information.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Operating revenues	$466,061	$468,134	—%	$902,094	$924,009	-2%
Operating expenses	415,842	384,788	+8%	831,862	782,058	+6%
Operating profit	$50,219	$83,346	-40%	$70,232	$141,951	-51%
Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016
Television and Entertainment operating revenues fell $2 million, in the three months ended June 30, 2017 largely due to a decrease in advertising revenue, partially offset by an increase in retransmission revenues and carriage fees, as further described below.
Television and Entertainment operating profit decreased 40%, or $33 million, in the three months ended June 30, 2017 mainly due to higher programming expenses of $34 million, as further described below.
Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
Television and Entertainment operating revenues decreased 2%, or $22 million, in the six months ended June 30, 2017 largely due to a decrease in advertising revenue, partially offset by an increase in retransmission revenues and carriage fees, as further described below.
Television and Entertainment operating profit decreased 51%, or $72 million, in the six months ended June 30, 2017 mainly due to lower operating revenues of $22 million and increased programming expense of $51 million, as further described below.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Advertising	$312,864	$338,220	-7%	$604,571	$659,682	-8%
Retransmission revenues	104,999	83,278	+26%	199,213	166,805	+19%
Carriage fees	31,867	30,396	+5%	65,477	61,410	+7%
Barter/trade	9,481	9,230	+3%	18,493	19,306	-4%
Other	6,850	7,010	-2%	14,340	16,806	-15%
Total operating revenues	$466,061	$468,134	—%	$902,094	$924,009	-2%

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Advertising Revenues—Advertising revenues, net of agency commissions, decreased 7%, or $25 million, in the three months ended June 30, 2017 primarily due to a $9 million decrease in net political advertising revenues and a $17 million decrease in net core advertising revenues (comprised of local and national advertising, excluding political and digital). The decrease in net core advertising revenue was primarily due to a decline in market revenues. Net political advertising revenues, which are a component of total advertising revenues, were $4 million for the three months ended June 30, 2017 compared to $13 million for the three months ended June 30, 2016 as 2016 was a presidential election year.
Retransmission Revenues—Retransmission revenues increased 26%, or $22 million, in the three months ended June 30, 2017 primarily due to a $23 million increase from higher rates included in retransmission consent renewals of our MVPD agreements.
Carriage Fees—Carriage fees increased 5%, or $1 million, in the three months ended June 30, 2017 mainly due to a $4 million increase from higher rates for the distribution of WGN America, partially offset by a decline in revenue due to a decrease in the number of subscribers.
Barter/Trade Revenues—Barter/trade revenues increased 3%, or less than $1 million, in the three months ended June 30, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 2%, or less than $1 million, in the three months ended June 30, 2017.
Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
Advertising Revenues—Advertising revenues, net of agency commissions, fell 8%, or $55 million, in the six months ended June 30, 2017 primarily due to a $23 million decrease in net political advertising revenues and a $35 million decrease in net core advertising revenues (comprised of local and national advertising, excluding political and digital), partially offset by a $2 million increase in digital revenues. The decrease in net core advertising revenue was primarily due to a decline in market revenues, partially offset by an increase in revenues associated with airing the Super Bowl on 14 FOX-affiliated stations in 2017 compared to six CBS-affiliated stations in 2016. Net political advertising revenues, which are a component of total advertising revenues, were approximately $6 million for the six months ended June 30, 2017 compared to $29 million for the six months ended June 30, 2016, as 2016 was a presidential election year.
Retransmission Revenues—Retransmission revenues increased 19%, or $32 million, in the six months ended June 30, 2017 primarily due to a $38 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decline in revenue due to a decrease in the number of subscribers.
Carriage Fees—Carriage fees were up 7%, or $4 million, in the six months ended June 30, 2017 due mainly to a $7 million increase from higher rates for the distribution of WGN America, partially offset by a decline in revenue due to a decrease in the number of subscribers.
Barter/Trade Revenues—Barter/trade revenues decreased 4%, or less than $1 million, in the six months ended June 30, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 15%, or $2 million, in the six months ended June 30, 2017 as 2016 included profit sharing from an original program that was cancelled.

Operating Expenses—Television and Entertainment operating expenses for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Compensation	$140,922	$136,559	+3%	$279,084	$271,694	+3%
Programming	157,084	122,803	+28%	298,330	246,970	+21%
Depreciation	10,530	11,108	-5%	20,569	22,125	-7%
Amortization	41,664	41,670	—%	83,323	83,335	—%
Other	65,642	72,648	-10%	150,556	157,934	-5%
Total operating expenses	$415,842	$384,788	+8%	$831,862	$782,058	+6%

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016
Television and Entertainment operating expenses were up 8%, or $31 million, in the three months ended June 30, 2017 compared to the prior year period largely due to a $34 million increase in programming and higher compensation expense, partially offset by lower other expense, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 3%, or $4 million, in the three months ended June 30, 2017. The increase was primarily due to a $4 million increase in severance expense and a $1 million increase in stock-based compensation, partially offset by a $1 million decrease in direct pay and benefits.
Programming Expense—Programming expense increased 28%, or $34 million, in the three months ended June 30, 2017 and included $20 million of additional expenses related to a shift in programming strategy at WGN America in the second quarter of 2017. This includes cancellation costs for Outsiders and Underground as well as accelerated amortization to write-off the remaining program assets for both shows and the write-off of certain other capitalized program developments projects. The remaining increase was due to an $8 million increase in network affiliate fees and $6 million of higher amortization of license fees primarily related to original programming that aired during the quarter. The increase in network affiliate fees of $8 million was mainly related to renewals of certain network affiliate agreements in the third quarter of 2016, as well as other contractual increases.
Depreciation and Amortization Expense—Depreciation expense declined 5%, or $1 million, in the three months ended June 30, 2017 due to lower levels of depreciable property. Amortization expense was flat for the three months ended June 30, 2017.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 10%, or $7 million, for the three months ended June 30, 2017 resulting from a $4 million decrease in promotion expense due to reduced spend across nearly all stations, a $1 million decrease in outside services, primarily related to professional services and a $2 million decrease due to an impairment charge recorded in 2016 associated with one real estate property.
Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
Television and Entertainment operating expenses were up 6%, or $50 million, in the six months ended June 30, 2017 compared to the prior year period largely due to higher programming and compensation expenses, partially offset by lower other expenses, as further described below.

Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 3%, or $7 million, in the six months ended June 30, 2017 primarily due to a $5 million increase in severance expense and a $2 million increase in stock-based compensation.
Programming Expense—Programming expense increased 21%, or $51 million, in the six months ended June 30, 2017 primarily due to the $20 million of additional expenses related to the shift in programming strategy at WGNA described above, higher amortization of license fees for original programming aired in the first half of 2017 and higher network affiliate fees. The increase in amortization of license fees of $19 million was attributable to three first-run originals airing in the first half of 2017 (Outsiders, Underground and Salem) versus two first-run originals in the first half of 2016 (Outsiders and Underground), along with higher amortization for Outsiders and Underground as episodes of both shows were re-aired in 2017. Network affiliate fees increased by $16 million mainly due to renewals of certain network affiliate agreements in the third quarter of 2016, as well as other contractual increases.
Depreciation and Amortization Expense—Depreciation expense decreased 7%, or $2 million, in the six months ended June 30, 2017 due to lower levels of depreciable property. Amortization expense remained flat in the six months ended June 30, 2017.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 5%, or $7 million, in the six months ended June 30, 2017 primarily due to a $4 million decline in promotion expense and a $3 million decrease due to impairment charges recorded in 2016 associated with one real estate property.
CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating results for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Real estate revenues	$3,456	$11,662	-70%	$7,333	$24,259	-70%

Operating Expenses
Real estate (1)	$2,551	$12,070	-79%	$5,758	$25,266	-77%
Corporate (2)	38,273	32,794	+17%	79,737	66,801	+19%
Pension credit	(5,475)	(6,062)	-10%	(11,024)	(12,055)	-9%
Total operating expenses	$35,349	$38,802	-9%	$74,471	$80,012	-7%

(1)
Real estate operating expenses included $0.5 million and $1 million of depreciation expense for the three months ended June 30, 2017 and June 30, 2016, respectively, and $1 million of depreciation expense for each of the six months ended June 30, 2017 and June 30, 2016.

(2)
Corporate operating expenses included $3 million of depreciation expense for each of the three months ended June 30, 2017 and June 30, 2016 and $6 million and $5 million of depreciation expense for the six months ended June 30, 2017 and June 30, 2016, respectively.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016
Real Estate Revenues—Real estate revenues decreased 70%, or $8 million, in the three months ended June 30, 2017 primarily due to the loss of revenue from real estate properties sold during 2016 and 2017.
Real Estate Expenses—Real estate expenses decreased 79%, or $10 million, in the three months ended June 30, 2017 primarily resulting from a $5 million reduction of impairment charges associated with certain real estate properties. The sale of properties in 2016 also resulted in a $4 million decrease in real estate taxes and other costs associated with real estate sold in 2016.
Corporate Expenses—Corporate expenses increased 17%, or $5 million, in the three months ended June 30, 2017 primarily due to higher outside service expense of $8 million largely due to an increase in professional and legal fees of $12 million associated with the Merger, partially offset by a $3 million decrease in professional fees related to technology. The outside service expense increase was partially offset by a $3 million decrease in compensation expense as equity compensation expense related to the resignation of the CEO was accelerated in the first quarter of 2017.
Pension Credit—The pension credit decreased 10%, or $1 million, in three months ended June 30, 2017.
Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
Real Estate Revenues—Real estate revenues decreased 70%, or $17 million, in the six months ended June 30, 2017 primarily due to the loss of revenue from real estate properties sold in 2016 and 2017.
Real Estate Expenses—Real estate expenses decreased 77%, or $20 million, in the six months ended June 30, 2017 primarily resulting from an $11 million reduction of impairment charges associated with certain real estate properties. The sales of properties in 2016 also resulted in a $8 million decrease in real estate taxes and other costs associated with real estate sold in 2016.
Corporate Expenses—Corporate expenses increased 19%, or $13 million, in the six months ended June 30, 2017 primarily due to an $8 million increase in compensation expense, largely due to $6 million of severance expense related to the resignation of the CEO in the first quarter of 2017 as well as the associated acceleration of equity compensation expense. Additionally, outside services were higher by $4 million driven by a $12 million increase in professional and legal fees primarily associated with the Merger, partially offset by a $7 million decrease in professional fees primarily related to technology.
Pension Credit—The pension credit decreased 9%, or $1 million, in the six months ended June 30, 2017.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three and six months ended June 30, 2017 and June 30, 2016 was as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Income from equity investments, net, before amortization of basis difference	$53,311	$57,950	-8%	$106,199	$109,873	-3%
Amortization of basis difference (1)	(12,550)	(13,644)	-8%	(28,401)	(27,315)	+4%
Income on equity investments, net	$40,761	$44,306	-8%	$77,798	$82,558	-6%

(1)	See Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 for the discussion of the amortization of basis difference.
As described under “—Significant Events—CareerBuilder,” in the three and six months ended June 30, 2017, we recorded non-cash pretax impairment charges of $59 million and $181 million, respectively, to write down our investment in CareerBuilder which is included in write-downs of investment in our unaudited Condensed Consolidated Statements of Operations.
Cash distributions from our equity method investments were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Cash distributions from equity investments	$38,141	$36,258	+5%	$149,650	$125,604	+19%
Cash distributions from TV Food Network increased 5%, or $2 million, in the three months ended June 30, 2017 and increased 19%, or $24 million, in the six months ended June 30, 2017.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
Interest and dividend income	$548	$228	*	$1,053	$360	*

Interest expense (1)	$40,185	$38,071	+6%	$78,943	$76,212	+4%

Income tax (benefit) expense (2)	$(9,905)	$214,856	*	$(61,519)	$230,051	*

*	Represents positive or negative change equal to, or in excess of 100%

(1)
Interest expense excludes $4 million for the three months ended June 30, 2016, and $1 million and $8 million for the six months ended June 30, 2017 and June 30, 2016, respectively, related to discontinued operations. We used $400 million of the proceeds from the Gracenote Sale to pay down a portion of our Term Loan Facility and the interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility.

(2)
Income tax (benefit) expense excludes benefits of $0.4 million and $5 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and an expense of $14 million and a benefit of $8 million for the six months ended June 30, 2017 and June 30, 2016, respectively, related to discontinued operations.

Interest Expense—Interest expense from continuing operations for each of the three months ended June 30, 2017 and June 30, 2016 includes amortization of debt issuance costs of $2 million. Interest expense from continuing operations for the six months ended June 30, 2017 and June 30, 2016 includes the amortization of debt issuance costs of $4 million and $5 million, respectively.
Income Tax (Benefit) Expense—In the three and six months ended June 30, 2017, we recorded income tax benefit from continuing operations of $10 million and $62 million, respectively. The effective tax rate on pretax loss from continuing operations was 24.9% for the three months ended June 30, 2017. The rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes, a $3 million benefit related to expected refunds of interest paid on prior tax assessments and other non-deductible expenses. The effective tax rate on pretax loss from continuing operations was 31.9% for the six months ended June 30, 2017. The rate for the six months ended June 30, 2017 was also impacted by a $2 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three and six months ended June 30, 2016, we recorded income tax expense from continuing operations of $215 million and $230 million, respectively. For the three months ended June 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), a $102 million charge to establish a reserve net of federal and state tax benefit for interest on the Newsday transaction, and a related $91 million charge to adjust the Company’s deferred taxes, the domestic production activities deduction, other non-deductible expenses and a $2 million benefit related to certain state income tax matters and other adjustments. For the six months ended June 30, 2016, the rate was also impacted by a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
Although we believe our estimates and judgments are reasonable, the resolutions of our income tax matters are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, proceeds from the FCC spectrum auction, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We have continued the monetization of our real estate portfolio. As of June 30, 2017, we had three real estate properties held for sale, as further described in Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017. We expect to broaden this sales activity to other properties to take advantage of robust market conditions although there can be no assurance that any such divestitures can be completed in a timely manner, on favorable terms or at all. The Merger Agreement for the proposed merger with Sinclair, described in the introduction to this management’s discussion and analysis, places certain limitations on our use of cash, including our application of cash to repurchase shares, our ability to declare any dividends other than quarterly dividends of $0.25 or less per share, our ability to make certain capital expenditures (except pursuant to our 2017 capital expenditures budget), and pursue significant business acquisitions.
For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets. The Merger Agreement for the proposed Merger places certain limitations on the amount of debt we can incur.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$122,614	$241,319
Net cash provided by (used in) investing activities	595,200	(4,883)
Net cash used in financing activities	(927,656)	(132,440)
Net (decrease) increase in cash and cash equivalents	$(209,842)	$103,996

Operating activities
Net cash provided by operating activities for the six months ended June 30, 2017 was $123 million compared to $241 million for the six months ended June 30, 2016. The decrease was primarily due to lower operating cash flows from operating results, higher cash paid for income taxes, partially offset by higher distributions from equity investments. Cash paid for income taxes, net of income tax refunds, increased by $53 million. Distributions from equity investments increased by $24 million to $150 million for the six months ended June 30, 2017 from $126 million for the six months ended June 30, 2016.
Investing activities
Net cash provided by investing activities totaled $595 million for the six months ended June 30, 2017. Our capital expenditures in the six months ended June 30, 2017 totaled $28 million. In the six months ended June 30, 2017, we received net proceeds of $558 million from the Gracenote Sale, $60 million related to the sales of real estate and $5 million related to the sale of tronc shares.
Net cash used in investing activities totaled $5 million for the six months ended June 30, 2016. Our capital expenditures in the six months ended June 30, 2016 totaled $35 million. In the six months ended June 30, 2016, we received net proceeds of $34 million related to the sales of real estate and other assets.
Financing activities
Net cash used in financing activities was $928 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, we repaid $590 million of borrowings under our Term Loan Facility and the Dreamcatcher Credit Facility, which included using $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term B Loans. Additionally, we used $203 million of long-term borrowings of Term C Loans to repay $184 million of Term B Loans, with the remainder used to pay fees associated with the 2017 Amendment. We paid dividends of $543 million consisting of quarterly cash dividends of $44 million and the special cash dividend of $499 million.
Net cash used in financing activities was $132 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we paid regular cash dividends of $46 million and paid $67 million for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program (see “—Repurchases of Equity Securities” below for further information). We also repaid $14 million of borrowings under our Term Loan Facility and the Dreamcatcher Credit Facility.
Debt
Our debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84% and 3.82%, net of unamortized discount and debt issuance costs of $2,339 and $31,230	$197,661	$2,312,218
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $24,759	1,732,285	—
5.875% Senior Notes due 2022, net of debt issuance costs of $14,054 and $15,437	1,085,946	1,084,563
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $55 and $80	12,770	14,770
Total debt (1)	$3,028,662	$3,411,551

(1)	Under the terms of the Merger Agreement, Sinclair will assume all of our outstanding debt on the date the Merger is closed.

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
As described under “—Significant Events—Secured Credit Facility,” on January 27, 2017, we entered into the 2017 Amendment pursuant to which we converted Former Term B Loans into a new tranche of Term C Loans of approximately $1.761 billion, extended the maturity date of the Term C Loans and revised certain terms under the Term Loan Facility. On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased the amount of commitments under our Revolving Credit Facility from $300 million to $420 million. At June 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $22 million of standby letters of credit outstanding primarily in support of our workers’ compensation insurance programs.
As further described in Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, on February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to pay down a portion of our Term B Loans.
In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million pay down, we recorded a loss of $19 million on the extinguishment and modification of debt, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017.
Under the Merger Agreement, we may not incur debt, other than pursuant to our Revolving Credit Facility.
5.875% Senior Notes due 2022—On June 24, 2015, we issued $1.100 billion aggregate principal amount of our 5.875% Senior Notes due 2022, which we exchanged for substantially identical securities registered under the Securities Act of 1933, as amended, on May 4, 2016 (the “Notes”). The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. See “—Significant Events—5.875% Senior Notes due 2022” for additional information regarding the Consent Solicitation undertaken by us in the second quarter of 2017 relating to the Supplemental Indenture.
Dreamcatcher Credit Facility—We and the guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2016 for the description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations and the obligations of the guarantors under the Secured Credit Facility. As described under “—Significant Events—Spectrum Auction,” on April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and the Dreamcatcher stations received $21 million of pretax proceeds in July 2017, see “—Significant Events—FCC Spectrum Auction” for additional information. Any proceeds received by the Dreamcatcher stations as a result of the spectrum auction are required to be first used to repay the Dreamcatcher Credit Facility.

Contractual Obligations
The table below includes our future payments for the contractual obligations which were materially affected by the 2017 Amendment as further described under “—Significant Events—Secured Credit Facility” and the $400 million pay down of Term B Loans under our Term Loan Facility on February 1, 2017, as a result of the Gracenote Sale which closed on January 31, 2017.

	Payments Due for the 12-Month Period Ended June 30,
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)(3)	$3,069,869	$21,664	$44,004	$235,229	$2,768,972
Interest on long-term debt (1)(2)(3)	899,994	153,897	305,027	288,637	152,433
Total	$3,969,863	$175,561	$349,031	$523,866	$2,921,405

(1)
As of June 30, 2017, the Company has $1.732 billion of Term C Loans outstanding. The Term C Loans maturity date is the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time), as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017. For purposes of the above table, Term C Loans are deemed to mature in 2024.

(2)
Interest payments on long-term debt include the impact of our hedging program with respect to $500 million of Term C Loans, as further described in Note 7 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017.

(3)
The table above does not reflect any changes resulting from our anticipated prepayments of a portion of the Term Loan Facility and the Dreamcatcher Credit Facility in the third quarter of 2017, as further described in “—Significant Events—FCC Spectrum Auction.”

Repurchases of Equity Securities
On February 24, 2016, the Board of Directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock (the “2016 Stock Repurchase Program”). Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. During 2016, we repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. During the first half of 2017, we did not make any share repurchases. As of June 30, 2017, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
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
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
Second quarter	0.25	21,816	0.25	22,959
Total quarterly cash dividends declared and paid	$0.50	$43,558	$0.50	$46,174

On August 2, 2017, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on September 5, 2017 to holders of record of Common Stock and Warrants as of August 21, 2017.
Any determination to pay dividends on our Common Stock, and the establishment of the per share amount, record dates and payment dates, is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings and cash flows, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. Under the Merger Agreement, we may not pay dividends other than quarterly dividends of $0.25 or less per share. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
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
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 for a discussion of new accounting guidance.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2017. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2016 for further information.
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
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. The terms of the agreement reached with the IRS appeals office were materially consistent with our reserve at June 30, 2016. In connection with the final agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily related to the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve described above. The remaining $4 million of state liabilities are included in the income taxes payable account on the unaudited Condensed Consolidated Balance Sheet at June 30, 2017.
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2016) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2017 would be approximately $45 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through June 30, 2017, we have paid or accrued approximately $47 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of June 30, 2017 includes deferred tax liabilities of $152 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our liability for unrecognized tax benefits totaled $23 million at June 30, 2017 and December 31, 2016.
Following the filing of the registration statement on Form S-4 by Sinclair registering the Sinclair Common Stock to be issued in connection with the Merger, four putative stockholder class action lawsuits were filed against us, members of our Board, Sinclair and Samson Merger Sub, Inc. in the United States District Courts for the Districts of Delaware and Illinois alleging that the proxy statement/prospectus omitted material information and was materially misleading, thereby violating the Securities Exchange Act of 1934, as amended. The actions are captioned McEntire v. Tribune Media Company, et al., 1:17-cv-05179 (N.D. Ill.), Duffy v. Tribune Media Company, et al., 1:17-cv-00919 (D. Del.), Berg v. Tribune Media Company, et al., 1:17-cv-00938 (D. Del.), and Pill v. Tribune Media Company, et al., 1:17-cv-00961 (D. Del.). The actions generally seek, as relief, class certification, preliminary and permanent injunctive relief, rescission or rescissory damages, and unspecified damages. We intend to vigorously defend against these lawsuits.
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
ITEM 1A. RISK FACTORS
We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our 2016 Annual Report and our Quarterly Report on Form 10-Q for the three month period ended March 31, 2017 (the “Q1 2017 Form 10Q”). The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2016 Annual Report and our Q1 2017 Form 10-Q and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.”

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
Since the initial issuance of the Warrants on December 31, 2012 through June 30, 2017, we have issued 16,563,058 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,706,588 Warrants. Of these exercises, we issued 12,610,085 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,635 from the exercises. In addition, we issued 3,952,973 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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
Repurchases of Equity Securities
During the six months ended June 30, 2017, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of June 30, 2017, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2017.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger among Tribune Media Company and Sinclair Broadcast Group, Inc., dated as of May 8, 2017 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Tribune Media Company, filed May 9, 2017).

4.6
Fourth Supplemental Indenture, dated as of June 22, 2017, by and among Tribune Media Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Tribune Media Company, filed June 22, 2017).

10.39§	Form of Tribune Media Company Director Indemnification Agreement (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Tribune Media Company filed May 10, 2017).

10.40§t	Amended and Restated Employment Agreement, dated as of April 27, 2017, between Tribune Media Company and Chandler Bigelow.

10.41§t	Amended and Restated Employment Agreement, dated as of April 27, 2017, between Tribune Media Company and Edward Lazarus.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§ Constitutes a compensatory plan or arrangement.
t Filed herein