Form 10-Q
period 2017-09-30
TRIBUNE MEDIA CO
filed 2017-11-08
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-8572
___________________________
TRIBUNE MEDIA COMPANY
(Exact name of registrant as specified in its charter)
___________________________

Delaware	36-1880355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 North State Street, Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☒
As of October 31, 2017, 87,300,994 shares of the registrant’s Class A Common Stock and 5,605 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item No.	Part I. Financial Information		Page
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and September 30, 2016		2
	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2017 and September 30, 2016		3
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016		4
	Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2017		6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016		7
	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1:	Basis of Presentation and Significant Accounting Policies	9
	Note 2:	Discontinued Operations	16
	Note 3:	Changes in Operations	19
	Note 4:	Real Estate Sales and Assets Held for Sale	20
	Note 5:	Goodwill and Other Intangible Assets	21
	Note 6:	Investments	22
	Note 7:	Debt	26
	Note 8:	Fair Value Measurements	29
	Note 9:	Commitments and Contingencies	30
	Note 10:	Income Taxes	33
	Note 11:	Pension and Other Retirement Plans	35
	Note 12:	Capital Stock	36
	Note 13:	Stock-Based Compensation	38
	Note 14:	Earnings Per Share	40
	Note 15:	Accumulated Other Comprehensive (Loss) Income	42
	Note 16:	Related Party Transactions	42
	Note 17:	Business Segments	43
	Note 18:	Condensed Consolidating Financial Statements	44
	Note 19:	Subsequent Events	55
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		82
Item 4.	Controls and Procedures		82
Part II. Other Information
Item 1.	Legal Proceedings		82
Item 1A.	Risk Factors		84
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		84
Item 3.	Defaults Upon Senior Securities		85
Item 4.	Mine Safety Disclosures		85
Item 5.	Other Information		85
Item 6.	Exhibits		85
Signature			86
Exhibit Index			87

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating Revenues
Television and Entertainment	$447,307	$460,164	$1,349,401	$1,384,173
Other	3,226	9,874	10,559	34,133
Total operating revenues	450,533	470,038	1,359,960	1,418,306
Operating Expenses
Programming	199,118	149,480	497,448	396,450
Direct operating expenses	98,419	99,150	294,166	293,245
Selling, general and administrative	120,869	143,974	422,604	452,286
Depreciation	14,263	14,764	41,761	43,673
Amortization	41,678	41,668	125,001	125,003
Gain on sales of real estate, net	(65)	(213,168)	(365)	(212,719)
Total operating expenses	474,282	235,868	1,380,615	1,097,938
Operating (Loss) Profit	(23,749)	234,170	(20,655)	320,368
Income on equity investments, net	21,058	31,737	98,856	114,295
Interest and dividend income	827	476	1,880	836
Interest expense	(40,389)	(38,296)	(119,332)	(114,508)
Loss on extinguishments and modification of debt	(1,435)	—	(20,487)	—
Gain on investment transactions, net	5,667	—	10,617	—
Write-downs of investment	—	—	(180,800)	—
Other non-operating gain, net	—	57	45	478
Reorganization items, net	(753)	(434)	(1,452)	(1,234)
(Loss) Income from Continuing Operations Before Income Taxes	(38,774)	227,710	(231,328)	320,235
Income tax (benefit) expense	(20,087)	73,871	(81,606)	303,922
(Loss) Income from Continuing Operations	(18,687)	153,839	(149,722)	16,313
(Loss) Income from Discontinued Operations, net of taxes (Note 2)	—	(8,074)	15,039	(21,018)
Net (Loss) Income	$(18,687)	$145,765	$(134,683)	$(4,705)

Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.21)	$1.71	$(1.72)	$0.18
Discontinued Operations	—	(0.09)	0.17	(0.23)
Net (Loss) Earnings Per Common Share	$(0.21)	$1.62	$(1.55)	$(0.05)

Diluted (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.21)	$1.70	$(1.72)	$0.18
Discontinued Operations	—	(0.09)	0.17	(0.23)
Net (Loss) Earnings Per Common Share	$(0.21)	$1.61	$(1.55)	$(0.05)

Regular dividends declared per common share	$0.25	$0.25	$0.75	$0.75

Special dividends declared per common share	$—	$—	$5.77	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (In thousands of dollars) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net (Loss) Income	$(18,687)	$145,765	$(134,683)	$(4,705)
Less: (Loss) Income from Discontinued Operations, net of taxes	—	(8,074)	15,039	(21,018)
Net (Loss) Income from Continuing Operations	(18,687)	153,839	(149,722)	16,313

Other Comprehensive (Loss) Income from Continuing Operations, net of taxes
Pension and other post-retirement benefit items:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(285) and $2,367 for the nine months ended September 30, 2017 and September 30, 2016, respectively	—	—	(442)	3,671
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(26) and $(28) for the three months ended September 30, 2017 and September 30, 2016, respectively, and $(77) and $(85) for the nine months ended September 30, 2017 and September 30, 2016, respectively	(40)	(44)	(120)	(132)
Change in unrecognized benefit plan gains and losses, net of taxes	(40)	(44)	(562)	3,539
Marketable securities:
Change in unrealized holding gains and losses arising during the period, net of taxes of $341 for the three months ended September 30, 2016 and $(60) and $1,026 for the nine months ended September 30, 2017 and September 30, 2016, respectively	—	593	(95)	1,591
Adjustment for loss (gain) on investment sales included in net income, net of taxes of $40 and $(1,921) for the three and nine months ended September 30, 2017	62	—	(2,980)	—
Change in marketable securities, net of taxes	62	593	(3,075)	1,591
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $(497) and $(3,950) for the three and nine months ended September 30, 2017	(769)	—	(6,126)	—
Gains and losses reclassified to net income, net of taxes of $509 and $1,638 for the three and nine months ended September 30, 2017	789	—	2,540	—
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	20	—	(3,586)	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $42 and $(103) for the three months ended September 30, 2017 and September 30, 2016, respectively, and $2,752 and $(1,198) for the nine months ended September 30, 2017 and September 30, 2016, respectively	583	(77)	5,987	(1,232)
Other Comprehensive (Loss) Income from Continuing Operations, net of taxes	625	472	(1,236)	3,898
Comprehensive (Loss) Income from Continuing Operations, net of taxes	(18,062)	154,311	(150,958)	20,211
Comprehensive (Loss) Income from Discontinued Operations, net of taxes	—	(5,862)	26,810	(17,784)
Comprehensive (Loss) Income	$(18,062)	$148,449	$(124,148)	$2,427

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$602,739	$577,658
Restricted cash and cash equivalents	17,566	17,566
Accounts receivable (net of allowances of $21,252 and $12,504)	390,472	429,112
Broadcast rights	148,976	157,817
Income taxes receivable	14,994	9,056
Current assets of discontinued operations	—	62,605
Prepaid expenses	22,617	35,862
Other	8,677	6,624
Total current assets	1,206,041	1,296,300
Properties
Property, plant and equipment	654,872	711,068
Accumulated depreciation	(224,306)	(187,148)
Net properties	430,566	523,920
Other Assets
Broadcast rights	144,303	153,457
Goodwill	3,228,869	3,227,930
Other intangible assets, net	1,655,467	1,819,134
Non-current assets of discontinued operations	—	608,153
Assets held for sale	93,188	17,176
Investments	1,273,857	1,674,883
Other	141,790	80,098
Total other assets	6,537,474	7,580,831
Total Assets (1)	$8,174,081	$9,401,051

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	September 30, 2017	December 31, 2016
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$42,215	$60,553
Debt due within one year (net of unamortized discounts and debt issuance costs of $7,917)	—	19,924
Income taxes payable	71,741	21,166
Employee compensation and benefits	60,407	77,123
Contracts payable for broadcast rights	273,176	241,255
Deferred revenue	12,565	13,690
Interest payable	14,095	30,305
Current liabilities of discontinued operations	—	54,284
Other (Note 4)	212,609	32,553
Total current liabilities	686,808	550,853
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $38,063 and $38,830)	2,917,454	3,391,627
Deferred income taxes	759,167	984,248
Contracts payable for broadcast rights	326,654	314,840
Pension obligations, net	428,732	444,401
Postretirement, medical, life and other benefits	9,941	11,385
Other obligations	155,948	62,700
Non-current liabilities of discontinued operations	—	95,314
Total non-current liabilities	4,597,896	5,304,515
Total Liabilities (1)	5,284,704	5,855,368
Commitments and Contingent Liabilities (Note 9)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at September 30, 2017 and at December 31, 2016	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 101,402,202 shares issued and 87,300,017 shares outstanding at September 30, 2017 and 100,416,516 shares issued and 86,314,063 shares outstanding at December 31, 2016	101	100
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,605 shares at September 30, 2017 and at December 31, 2016	—	—
Treasury stock, at cost: 14,102,185 shares at September 30, 2017 and 14,102,453 shares at December 31, 2016	(632,194)	(632,207)
Additional paid-in-capital	4,028,524	4,561,760
Retained deficit	(443,042)	(308,105)
Accumulated other comprehensive loss	(71,247)	(81,782)
Total Tribune Media Company shareholders’ equity	2,882,142	3,539,766
Noncontrolling interest	7,235	5,917
Total shareholders’ equity	2,889,377	3,545,683
Total Liabilities and Shareholders’ Equity	$8,174,081	$9,401,051

(1)
The Company’s consolidated total assets as of September 30, 2017 and December 31, 2016 include total assets of variable interest entities (“VIEs”) of $101 million and $97 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of September 30, 2017 and December 31, 2016 include total liabilities of the VIEs of $25 million and $3 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2016	$3,545,683	$(308,105)	$(81,782)	$4,561,760	$(632,207)	$5,917	$100	100,416,516	$—	5,605
Comprehensive loss:
Net loss	(134,683)	(134,683)	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	10,535	—	10,535	—	—	—	—	—	—	—
Comprehensive loss	(124,148)
Special dividends declared to shareholders and warrant holders, $5.77 per share	(499,107)	—	—	(499,107)	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $0.75 per share	(65,392)	—	—	(65,392)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	91,650	—	—
Stock-based compensation	27,658	—	—	27,658	—	—	—	—	—	—
Net share settlements of stock-based awards	3,201	—	—	3,187	13	—	1	894,036	—	—
Cumulative effect of a change in accounting principle	164	(254)	—	418	—	—	—	—	—	—
Contributions from noncontrolling interest	1,318	—	—	—	—	1,318	—	—	—	—
Balance at September 30, 2017	$2,889,377	$(443,042)	$(71,247)	$4,028,524	$(632,194)	$7,235	$101	101,402,202	$—	5,605

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Operating Activities
Net loss	$(134,683)	$(4,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	27,432	27,608
Pension credit, net of contributions	(16,535)	(18,083)
Depreciation	41,761	53,567
Amortization of contract intangible assets and liabilities	649	(10,778)
Amortization of other intangible assets	125,001	148,195
Income on equity investments, net	(98,856)	(114,295)
Distributions from equity investments	177,953	143,557
Non-cash loss on extinguishments and modification of debt	8,258	—
Original issue discount payments	(7,360)	—
Write-downs of investment	180,800	—
Amortization of debt issuance costs and original issue discount	5,990	8,368
Gain on sale of business	(34,510)	—
Gain on investment transactions, net	(10,617)	—
Impairments of real estate	757	15,102
Gain on sales of real estate, net	(365)	(212,719)
Other non-operating gain, net	(45)	(478)
Changes in working capital items:
Accounts receivable, net	39,192	42,183
Prepaid expenses and other current assets	13,219	8,856
Accounts payable	(12,001)	2,325
Employee compensation and benefits, accrued expenses and other current liabilities	(43,415)	(38,200)
Deferred revenue	(1,801)	(90)
Income taxes	44,710	100,861
Change in broadcast rights, net of liabilities	61,642	(19,913)
Deferred income taxes	(219,236)	40,160
Other, net	23,471	15,019
Net cash provided by operating activities	171,411	186,540

Investing Activities
Capital expenditures	(41,423)	(61,855)
Investments	(25)	(3,451)
Net proceeds from the sale of business (Note 2)	557,793	—
Proceeds from FCC spectrum auction (Note 4)	172,102	—
Sale of partial interest of equity method investment (Note 6)	142,552	—
Proceeds from sales of real estate and other assets	61,240	507,050
Proceeds from the sale of investments	5,769	—
Distributions from equity investment	4,608	—
Distribution from cost investment	805	—
Transfers from restricted cash	—	297
Net cash provided by investing activities	903,421	442,041

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Financing Activities
Long-term borrowings	202,694	—
Repayments of long-term debt	(703,527)	(20,881)
Long-term debt issuance costs	(1,689)	(784)
Payments of dividends	(564,499)	(68,684)
Tax withholdings related to net share settlements of share-based awards	(8,030)	(4,540)
Proceeds from stock option exercises	11,231	—
Common stock repurchases	—	(149,147)
Contributions from noncontrolling interest	1,318	145
Settlements of contingent consideration	—	(3,636)
Net cash used in financing activities	(1,062,502)	(247,527)

Net Increase in Cash and Cash Equivalents	12,330	381,054
Cash and cash equivalents, beginning of period (1)	590,409	262,644
Cash and cash equivalents, end of period	$602,739	$643,698

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$130,694	$137,417
Income taxes, net	$105,678	$159,152

(1)
Cash and cash equivalents at the beginning of the nine months ended September 30, 2017 of $590 million are comprised of $578 million of cash and cash equivalents from continuing operations as reflected in the Company’s unaudited Condensed Consolidated Balance Sheets and $13 million of cash and cash equivalents reflected in current assets of discontinued operations, as further described in Note 2.

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the three and nine months ended September 30, 2017 and September 30, 2016. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
On September 6, 2017, Sinclair’s registration statement on Form S-4 registering the Sinclair Common Stock to be issued in the Merger was declared effective by the SEC.
On October 19, 2017, holders of a majority of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, voting as a single class, voted on and approved the Merger Agreement and the transactions contemplated by the Merger Agreement at a duly called special meeting of Tribune shareholders.
The applications seeking FCC approval of the transactions contemplated by the Merger Agreement (the “Applications”) were filed on June 26, 2017, and the FCC issued a public notice of the filing of the Applications and establishing a comment cycle on July 6, 2017. Several petitions to deny the Applications, and numerous other comments, both opposing and supporting the transaction, were filed in response to the public notice. Sinclair and Tribune jointly filed an opposition to the petitions to deny on August 22, 2017 (the “Joint Opposition”). Petitioners and others filed replies to the Joint Opposition on August 29, 2017. On September 14, 2017, the FCC’s Media Bureau issued a Request for Information (“RFI”) seeking additional information regarding certain matters discussed in the Applications. Sinclair submitted a response to the RFI on October 5, 2017. On October 18, 2017, the FCC’s Media Bureau issued a public notice pausing the FCC’s 180-day transaction review “shot-clock” for 15 days to afford interested parties an opportunity to comment on the response to the RFI.
On August 2, 2017, the Company received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after Sinclair and the Company have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing. The parties entered into an agreement with the DOJ on September 15, 2017, by which they agreed not to consummate the Merger Agreement before December 31, 2017, or 60 days following the date on which both parties have certified

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

compliance with the second request, whichever is later. On October 30, 2017, the parties agreed to extend the date before which they may not consummate the Merger Agreement to January 30, 2018.
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
If the Merger Agreement is terminated in connection with the Company entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by the Company to Sinclair will be $135.5 million. If the Merger Agreement is terminated (i) by either the Company or Sinclair because the Merger has not occurred by the end date described below or (ii) by Sinclair in respect of a willful breach of the Company’s covenants or agreements that would give rise to the failure of a closing condition that is incapable of being cured within the time periods prescribed by the Merger Agreement, and an alternative acquisition proposal has been made to the Company and publicly announced and not withdrawn prior to the termination, and within twelve months after termination of the Merger Agreement, the Company enters into a definitive agreement with respect to an alternative acquisition proposal (and subsequently consummates such transaction) or consummates a transaction with respect to an alternative acquisition proposal, the Company will pay Sinclair $135.5 million less Sinclair’s costs and expenses paid.
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
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the FCC related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 and September 30, 2016 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended September 30, 2017 and September 30, 2016 were $17 million and for each of the nine months ended September 30, 2017 and September 30, 2016, were $52 million. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended September 30, 2017 and September 30, 2016 were $3 million and for the nine months ended September 30, 2017 and September 30, 2016, were $8 million and $10 million, respectively. In the third quarter of 2017, Dreamcatcher received a payment from the counterparty of approximately $21 million as one of the Dreamcatcher stations will act as host in a spectrum sharing arrangement. The payment has been deferred and will begin to be amortized to the unaudited Condensed Consolidated Statement of Operations upon commencement of the sharing arrangement. See Note 9 for additional information regarding the Company’s participation in the FCC spectrum auction. During the third quarter of 2017, the Company used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility, as further described in Note 7.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	September 30, 2017	December 31, 2016
Property, plant and equipment, net	$23	$91
Broadcast rights	3,545	2,634
Other intangible assets, net	74,546	82,442
Other assets	8,140	134
Total Assets	$86,254	$85,301

Debt due within one year	$—	$4,003
Contracts payable for broadcast rights	3,544	2,758
Long-term debt	—	10,767
Long-term deferred revenue	20,312	—
Other liabilities	661	85
Total Liabilities	$24,517	$17,613
New Accounting Standards—In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815).” The standard simplifies the application of the hedge accounting guidance and enables entities to better portray the economic results of their risk management activities in the financial statements. The new guidance eliminates the requirement and the ability to separately record ineffectiveness on cash flow and net investment hedges and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The standard requires certain additional disclosures that focus on the effect of hedge accounting whereas the disclosure of hedge ineffectiveness is eliminated. The amendments expand the types of permissible hedging strategies. Additionally, the amendment makes the hedge documentation and effectiveness assessment less complex. The standard is effective for fiscal years beginning after December 15, 2018, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2017-12 related to cash flow hedge relationships that exist on the date of adoption should be applied using a modified retrospective approach with the cumulative effect of initially applying ASU 2017-12 at the date of initial application. The presentation and disclosure requirements apply prospectively. The Company is currently evaluating the impact of adopting ASU 2017-12 on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715).” The standard changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. Additionally, only the service cost component will be eligible for capitalization in assets. The standard is effective for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2017-07 must be applied retrospectively. Upon adoption, the Company is required to provide the relevant disclosures under Topic 250, Accounting Changes and Error Corrections. The Company is currently evaluating the impact of adopting ASU 2017-07 on its consolidated financial statements.
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
The Company will adopt the new revenue guidance effective January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed at that date. A project plan was created, consisting of an assessment and implementation phase, which included a comprehensive contract review. As further described below, the Company is finalizing the assessment phase, and at this stage does not believe the standard will have a material impact on the consolidated financial statements. The only identified impact to the Company’s financial statements relates to barter revenue and expense as well as barter related broadcast rights and contracts payable for broadcast rights which will no longer be recognized. Barter revenue and expense for the three months ended September 30, 2017 and September 30, 2016 was $7 million and $8 million, respectively, and $21 million and $22 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Barter-related

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

broadcast rights and contracts payable for broadcast rights on the Company’s unaudited Condensed Consolidated Balance Sheets were $52 million and $37 million as of September 30, 2017 and December 31, 2016, respectively. The standard also requires capitalization of certain costs; however, as part of the implementation process, the Company did not identify any costs that should be capitalized under the new guidance. Although the Company’s analysis is continuing, the following is a summary of the preliminary evaluation by revenue stream within the Television and Entertainment segment.
Advertising Revenues—Under the new guidance, advertising revenue will be recognized over time primarily as ads are aired, which is consistent with current practice. Advertising revenue will continue to be recognized net of agency commissions.
Retransmission Revenues and Carriage Fees—Revenue under the Company’s retransmission and carriage agreements are considered licenses of functional intellectual property under the guidance in the new revenue standard. Based on the guidance, the Company will recognize revenue at the point in time the content is transferred to the customer, which will result in revenue recognition that is consistent with current practice.
The Company is continuing to finalize the internal review and documentation process as well an evaluation of the impact to internal controls over financial reporting, if any, and financial statement disclosures related to the new revenue recognition standard. The Company expects to complete the assessment by December 31, 2017.
NOTE 2: DISCONTINUED OPERATIONS
Sale of Digital and Data Businesses—On December 19, 2016, the Company entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The Company retained its ownership of Covers Media Group (“Covers”), which was previously included in the Digital and Data reportable segment, and reclassified Covers’ previously reported amounts into the Television and Entertainment reportable segment to conform to the current segment presentation; the impact of this reclassification was immaterial. The Gracenote Sale was completed on January 31, 2017 and the Company received gross proceeds of $581 million. In the second quarter of 2017, the Company received additional proceeds of $3 million as a result of purchase price adjustments. In the nine months ended September 30, 2017, the Company recognized a pretax gain of $35 million as a result of the Gracenote Sale. On February 1, 2017, the Company used $400 million of proceeds from the Gracenote Sale to prepay a portion of its Term Loan Facility (as defined and described in Note 7).
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
The Company entered into a transition services agreement (the “Nielsen TSA”) and certain other agreements with Nielsen that govern the relationships between Nielsen and the Company following the Gracenote Sale. The Company and Nielsen have extended their respective transitional services through November 30, 2017. Upon mutual agreement between the Company and Nielsen, the Nielsen TSA may be extended further. Pursuant to the Nielsen TSA, the Company provides Nielsen with certain specified services on a transitional basis, including support in areas such as human resources, treasury, technology, legal and finance. In addition, the Nielsen TSA outlines the services that Nielsen provides to the Company on a transitional basis, including in areas such as human resources, technology, and finance and other areas where the Company may need assistance and information following the Gracenote Sale. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

some cases, the allocated direct costs of providing the services, generally without profit. Based on the Company’s assessment of the specific factors identified in ASC Topic 205, “Presentation of Financial Statements,” the Company concluded that it will not have significant continuing involvement in the Gracenote Companies.
The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017 (1)	September 30, 2016
Operating revenues	$—	$48,579	$18,168	$148,055
Direct operating expenses	—	19,921	7,292	55,477
Selling, general and administrative	—	28,733	15,349	84,083
Depreciation (2)	—	3,946	—	9,894
Amortization (2)	—	7,728	—	23,192
Operating loss	—	(11,749)	(4,473)	(24,591)
Interest income	—	57	16	83
Interest expense (3)	—	(3,826)	(1,261)	(11,497)
Loss before income taxes	—	(15,518)	(5,718)	(36,005)
Pretax gain on the disposal of discontinued operations	—	—	34,510	—
Total pretax (loss) income on discontinued operations	—	(15,518)	28,792	(36,005)
Income tax (benefit) expense (4)	—	(7,444)	13,753	(14,987)
(Loss) income from discontinued operations, net of taxes	$—	$(8,074)	$15,039	$(21,018)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)
The Company used $400 million of proceeds from the Gracenote Sale to prepay a portion of its outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 7). Interest expense associated with the Company’s outstanding Term Loan Facility was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding indebtedness under the Term Loan Facility in effect in each respective period.

(4)
The effective tax rates on pretax (loss) income from discontinued operations were 48.0% for the three months ended September 30, 2016, 47.8% for the nine months ended September 30, 2017 and 41.6% for the nine months ended September 30, 2016. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies. The 2016 rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and foreign tax rate differences.

The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $10 million and $1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no material contingent liabilities relating to the Gracenote Sale as of September 30, 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 30, 2017 (1)	September 30, 2016
Significant operating non-cash items:
Stock-based compensation	$1,992	$3,066
Depreciation (2)	—	9,894
Amortization (2)	—	23,192

Significant investing items (3):
Capital expenditures	1,578	16,514
Net proceeds from the sale of business (4)	557,793	—

Significant financing items (3):
Settlements of contingent consideration	—	(3,636)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)	Non-cash investing and financing activities of Digital and Data businesses included in the Gracenote Sale were immaterial.

(4)
Net proceeds from the sale of business reflects the gross proceeds from the Gracenote sale of $584 million, net of $17 million of the Gracenote Companies’ cash and cash equivalents included in the sale and $9 million of selling costs.

NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—The Company recorded pretax charges, primarily consisting of employee severance costs and associated termination benefits and related expenses, totaling less than $1 million and $7 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $5 million and $8 million in the nine months ended September 30, 2017 and September 30, 2016, respectively. These charges are included in direct operating expenses or selling, general and administrative expenses (“SG&A”), as appropriate, in the Company’s unaudited Condensed Consolidated Statements of Operations.
The following table summarizes these severance and related charges by business segment for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Television and Entertainment	$78	$6,844	$4,413	$6,865
Corporate and Other	33	408	107	1,157
Total	$111	$7,252	$4,520	$8,022
Severance and related expenses included in (loss) income from discontinued operations, net of taxes totaled less than $1 million for each of the three and nine months ended September 30, 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes to the accrued liability for severance and related expenses during the nine months ended September 30, 2017 were as follows (in thousands):

Balance at December 31, 2016	$8,981
Additions	4,520
Payments and other	(7,637)
Balance at September 30, 2017	$5,864
NOTE 4: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Real estate	$54,288	$17,176
FCC licenses	38,900	—
Total assets held for sale	$93,188	$17,176
Real Estate Assets Held for Sale—As of September 30, 2017, the Company had two real estate properties held for sale. The Company recorded charges of $1 million in the three months ended September 30, 2016 and $1 million and $15 million in the nine months ended September 30, 2017 and September 30, 2016, respectively, to write down certain properties to their estimated fair value, less the expected selling costs, which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy. These charges are included in SG&A in the Company’s unaudited Condensed Consolidated Statements of Operations.
Sales of Real Estate—In the nine months ended September 30, 2017 and September 30, 2016, the Company sold several properties for net pretax proceeds totaling $61 million and $505 million, respectively, and recognized a net pretax gain of less than $1 million for the three and nine months ended September 30, 2017 and $213 million in the three and nine months ended September 30, 2016, as further described below. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
On January 26, 2017, the Company sold its Denver, CO property for net proceeds of $23 million, which approximated the carrying value, and entered into a lease for the property. On January 31, 2017, the Company sold one of its Chicago, IL properties for net proceeds of $22 million and entered into a lease with a term of 10 years, subject to renewal, retaining the use of more than a minor portion of the property. The Company recorded a deferred pretax gain of $13 million on the sale, which will be amortized over the life of the lease in accordance with sale-leaseback accounting guidance. On April 21, 2017, the Company sold two of its Chicago, IL properties for net proceeds of less than $1 million. On May 22, 2017, the Company sold two of its Baltimore, MD properties for net proceeds of $15 million which approximated their respective carrying values. On August 4, 2017, the Company sold its Williamsburg, VA property for net proceeds of $1 million, which approximated its carrying value.
As of November 8, 2017, the Company has agreements for the sales of certain properties located in Costa Mesa, CA and Fort Lauderdale, FL. These transactions are expected to close during the fourth quarter of 2017. However, the closing of these transactions is subject to certain adjustments and customary closing conditions and there can be no assurance that these sales will be completed in a timely manner or at all.
On May 2, 2016, the Company sold its Deerfield Beach, FL property for net proceeds of $24 million and on June 2, 2016, the Company sold its Allentown, PA property for net proceeds of $8 million. In the second quarter of 2016, the Company recorded a net loss of less than $1 million on the sale of these properties that is included in

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

SG&A. On July 7, 2016, the Company sold its Seattle, WA property for net proceeds of $19 million and entered into a lease retaining the use of more than a minor portion of the property. The Company recorded a deferred pretax gain of $8 million on the sale which will be amortized over the life of the lease due to the transaction being a sale-leaseback. On July 12, 2016, the Company sold two of its Orlando, FL properties for net proceeds of $34 million and recorded a pretax gain of $2 million. On July 14, 2016, the Company sold its Arlington Heights, IL property for net proceeds of $0.4 million. On September 26, 2016, the Company sold Tribune Tower and the north block of the Los Angeles Times Square property (“LA Times Property”) for net proceeds of $200 million and $102 million, respectively, and recognized a pretax gain of $93 million and $59 million, respectively. Pursuant to the terms of the sale agreements, the Company could receive contingent payments of up to an additional $35 million related to the Tribune Tower transaction and an additional $10 million related to the LA Times Property transaction. For both the Tribune Tower and LA Times Property sales, the contingent payments become payable if certain conditions are met pertaining to development rights related to the respective buyer’s plans for development of portions of the two properties. The contingency period for both properties ends five years from the sale date with the possibility of extension in certain circumstances. On September 27, 2016, the Company sold the Olympic Printing Plant facility for net proceeds of $119 million and recognized a pretax gain of $59 million.
FCC Licenses Held for Sale—As of September 30, 2017, certain FCC licenses that were part of the FCC spectrum auction are included in assets held for sale. The gross proceeds received for these licenses totaled $172 million, which is currently reflected in other current liabilities in the Company’s unaudited Condensed Consolidated Balance Sheet at September 30, 2017. The Company expects to recognize a net gain of approximately $133 million at the time the spectrum associated with these licenses is relinquished to the FCC. See Note 9 for additional information regarding the Company’s participation in the FCC spectrum auction.
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(62,938)	$149,062	$212,000	$(53,000)	$159,000
Advertiser relationships (useful life of 8 years)	168,000	(99,750)	68,250	168,000	(84,000)	84,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(164,934)	197,066	362,000	(133,725)	228,275
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(354,524)	475,576	830,100	(286,994)	543,106
Other (useful life of 5 to 15 years)	16,524	(6,111)	10,413	15,448	(4,695)	10,753
Total	$1,588,624	$(688,257)	900,367	$1,587,548	$(562,414)	1,025,134
Other intangible assets not subject to amortization
FCC licenses			740,300			779,200
Trade name			14,800			14,800
Total other intangible assets, net			1,655,467			1,819,134
Goodwill			3,228,869			3,227,930
Total goodwill and other intangible assets			$4,884,336			$5,047,064

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the nine months ended September 30, 2017 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2016	$1,025,134
Amortization	(125,662)
Balance sheet reclassifications	86
Foreign currency translation adjustment	809
Balance as of September 30, 2017	$900,367

Other intangible assets not subject to amortization
Balance at December 31, 2016	$794,000
Reclassification to assets held for sale (1)	(38,900)
Balance as of September 30, 2017	$755,100

Goodwill
Gross balance as of December 31, 2016	$3,608,930
Accumulated impairment losses at December 31, 2016	(381,000)
Balance at December 31, 2016	3,227,930
Foreign currency translation adjustment	939
Balance as of September 30, 2017	$3,228,869
Total goodwill and other intangible assets as of September 30, 2017	$4,884,336

(1)	See Note 4 for additional information regarding FCC licenses reclassified to assets held for sale.
Amortization expense relating to amortizable intangible assets is expected to be approximately $42 million for the remainder of 2017, $167 million in 2018, $140 million in 2019, $134 million in 2020, $103 million in 2021 and $84 million in 2022.
NOTE 6: INVESTMENTS
Investments consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Equity method investments	$1,247,914	$1,642,117
Cost method investments	25,943	26,748
Marketable equity securities	—	6,018
Total investments	$1,273,857	$1,674,883

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Method Investments—Income from equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income from equity investments, net, before amortization of basis difference	$33,609	$45,381	$139,808	$155,254
Amortization of basis difference	(12,551)	(13,644)	(40,952)	(40,959)
Income from equity investments, net	$21,058	$31,737	$98,856	$114,295
As discussed in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as a result of fresh start reporting adopted on the Effective Date (as defined in Note 9). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of September 30, 2017 totaled $698 million and have a weighted average remaining useful life of approximately 16 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cash distributions from equity investments	$32,911	$17,953	$182,561	$143,557

TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.215 billion and $1.279 billion at September 30, 2017 and December 31, 2016, respectively. The Company recognized equity income from TV Food Network of $26 million and $24 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and equity income of $103 million and $94 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The Company received cash distributions from TV Food Network of $17 million and $18 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and cash distributions of $167 million and $144 million in the nine months ended September 30, 2017 and September 30, 2016, respectively.
CareerBuilder—The Company’s investment in CareerBuilder, LLC (through its investment in Camaro Parent, LLC) (“CareerBuilder”) totaled $11 million and $341 million at September 30, 2017 and December 31, 2016, respectively. The Company recognized an equity loss from CareerBuilder of $5 million for the three months ended September 30, 2017 and equity income of $8 million for the three months ended September 30, 2016, and an equity loss, excluding impairment charges, of $3 million for the nine months ended September 30, 2017 and equity income of $22 million for the nine months ended September 30, 2016.

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
On June 19, 2017, TEGNA announced that it entered into an agreement (the “CareerBuilder Sale Agreement”), together with the other owners of CareerBuilder, including Tribune Media Company, to sell a majority interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. As a result, in the second quarter of 2017, the Company recorded an additional non-cash pretax impairment charge of $59 million to further write down its investment in CareerBuilder based on the transaction value contemplated in the CareerBuilder Sale Agreement, subject to certain purchase price adjustments. The transaction closed on July 31, 2017 and the Company received cash of $158 million, which included an excess cash distribution of $16 million. The Company recognized a gain on sale of $6 million in the third quarter of 2017. Subsequent to the sale, the Company’s ownership in CareerBuilder declined from 32% to approximately 7%, on a fully diluted basis. Pursuant to ASC Topic 323 “Investments - Equity Method and Joint Ventures,” the Company continues to account for CareerBuilder as an equity method investment.
In the nine months ended September 30, 2017, the total non-cash pretax impairment charges to write down the Company’s investment in CareerBuilder totaled $181 million. The impairment charges resulted from declines in the fair value of the investment that the Company determined to be other than temporary. The investment constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s unaudited Condensed Consolidated Balance Sheets and is classified as a Level 3 asset in the fair value hierarchy. See Note 8 for a description of the fair value hierarchy’s three levels.
Dose Media—The Company’s 25% investment in Dose Media, LLC (“Dose Media”) totaled $11 million and $12 million at September 30, 2017 and December 31, 2016, respectively.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues, net	$274,754	$275,758	$880,868	$851,209
Operating income	$157,207	$150,471	$547,363	$520,848
Net income	$123,009	$116,431	$447,348	$421,961
Summarized financial information for CareerBuilder and Dose Media is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues, net	$165,961	$182,339	$505,383	$537,347
Operating (loss) income	$(9,661)	$26,482	$373	$70,671
Net (loss) income	$(14,090)	$26,396	$(842)	$70,758

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
Variable Interests—At September 30, 2017 and December 31, 2016, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for additional information relating to these entities.
The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $5 million at both September 30, 2017 and December 31, 2016.
Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The financial position and results of operations of the VIE as of and for the nine months ended September 30, 2017 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: DEBT
Debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84% and 3.82%, net of unamortized discount and debt issuance costs of $2,059 and $31,230	$187,566	$2,312,218
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $22,653	1,643,239	—
5.875% Senior Notes due 2022, net of debt issuance costs of $13,351 and $15,437	1,086,649	1,084,563
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $80	—	14,770
Total debt	2,917,454	3,411,551
Less: Debt due within one year	—	19,924
Long-term debt, net of current portion	$2,917,454	$3,391,627
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
2017 Amendment
On January 27, 2017, the Company entered into an amendment (the “2017 Amendment”) to the Secured Credit Facility, pursuant to which, among other things, (i) certain term lenders converted a portion of their Term B Loans outstanding immediately prior to the closing of the 2017 Amendment (the “Former Term B Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.761 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the Company’s 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the Revolving Credit Facility converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments;” the existing tranche of revolving commitments of the remaining revolving lenders, the “Existing Revolving Tranche”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to January 27, 2022.
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
The Term C Loans and the New Initial Revolving Credit Commitments are secured by the same collateral and guaranteed by the same guarantors as the Former Term B Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the 2017 Amendment. The Revolving Credit Facility includes a covenant that requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase (as defined below)). The other terms of the Term C Loans and the New Initial Revolving Credit Commitments are also generally the same as the terms of the Former Term B Loans and the Existing Revolving Tranche, as applicable. A portion of each of the Former Term B Loans and the Existing Revolving Tranche remained in place following the 2017 Amendment and each will mature on its respective existing maturity date. Concurrent with the 2017 Amendment, the Company entered into certain interest rate swaps with a notional value of $500 million to hedge variable rate interest payments associated with the Term C Loans due under the 2017 Amendment. See Note 8 for further information on the interest rate swaps.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, the Company increased (A) the amount of its Term C Loans pursuant to an Increase Supplement (the “Term Loan Increase Supplement”) between the Company and the term lender party thereto and (B) the amount of commitments under its Revolving Credit Facility from $300 million to $420 million (the “Revolving Credit Facility Increase”), pursuant to (i) an Increase Supplement, among the Company and certain existing revolving lenders and (ii) a Lender Joinder Agreement, among the Company, a new revolving lender and JPMorgan Chase Bank N.A., as administrative agent. In connection with the 2017 Amendment of the Revolving Credit Facility, the Company incurred fees of $2 million, all of which were deferred. At September 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility, however, there were $21 million of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
As of the date of the 2017 Amendment, the aggregate unamortized debt issuance costs related to the Term Loan Facility totaled $25 million and unamortized discount totaled $6 million. In connection with the 2017 Amendment, the Company paid fees to Term C Loan lenders of $4 million, which are considered a debt discount, all of which were deferred, and incurred transaction costs of $13 million, of which $1 million was deferred with the remainder expensed as part of loss on extinguishment and modification of debt, as further described below. Subsequent to the 2017 Amendment, the Company had $600 million of Term B Loans outstanding. On February 1, 2017, the Company used $400 million from the proceeds from the Gracenote Sale to prepay a portion of its Term B Loans. Subsequent to this payment, the Company’s quarterly installments related to the remaining principal amount of Term B Loans are no longer due. As a result of the 2017 Amendment and the $400 million prepayment, the Company recorded charges of $19 million on the extinguishment and modification of debt in the Company’s unaudited Condensed Consolidated Statements of Operations in the first quarter of 2017. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million associated with the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third parties fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.”

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the third quarter of 2017, the Company used $102 million of after-tax proceeds received from its participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans. Subsequent to these payments, the Company’s quarterly installments related to the remaining principal amount of the Term C Loans are not due until the third quarter of 2022. The Company recorded charges of $1 million associated with debt extinguishment in the three months ended September 30, 2017. See Note 9 for additional information regarding the Company’s participation in the FCC’s incentive auction.
The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $25 million and $31 million at September 30, 2017 and December 31, 2016, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or Term C Loans, as appropriate.
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
During the first half of 2016, the Company incurred and deferred $1 million of transaction costs related to filing the exchange offer registration statement for the Notes. See Note 9 to the audited consolidated financial statements for the fiscal year ended December 31, 2016 for further information and significant terms and conditions associated with the Notes, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs related to the Notes were $13 million and $15 million at September 30, 2017 and December 31, 2016, respectively.
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
Dreamcatcher—The Company and the guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). The obligations of the Company and the guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with the Company’s and the guarantors’ obligations under the Secured Credit Facility. As further described in Note 9, on April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. The Company participated in the auction and a Dreamcatcher station received $21 million of

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

pretax proceeds in July 2017, as further described in Note 9. Any proceeds received by Dreamcatcher as a result of the incentive auction were required to be first used to repay the Dreamcatcher Credit Facility. During the third quarter of 2017, the Company used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility. The debt extinguishment charge recorded by the Company in the three months ended September 30, 2017 associated with this prepayment was immaterial. The Company made the final payment to pay off the Dreamcatcher Credit Facility in September 2017.
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
On January 27, 2017, concurrent with the 2017 Amendment, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. As a result, no ineffectiveness has been recognized in the unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017. Additionally, for the interest rate swaps, no amounts are excluded from the assessment of hedge effectiveness. The monthly net interest settlements under the interest rate swaps are reclassified out of accumulated other comprehensive (loss) income and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. For the three and nine months ended September 30, 2017, realized losses of $1 million and $4 million, respectively, were recognized in interest expense. As of September 30, 2017, the fair value of the interest rate swaps was recorded in other current liabilities in the amount of $6 million with the unrealized loss recognized in other comprehensive (loss) income. As of September 30, 2017, the Company expects approximately $4 million to be reclassified out of accumulated other comprehensive (loss) income and into interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
The Company held certain marketable equity securities traded on national stock exchanges. These securities were recorded at fair value and were categorized as Level 1 within the fair value hierarchy. These investments were measured at fair value on a recurring basis. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million in the first quarter of 2017. As of December 31, 2016, the fair value and cost basis was $5 million and $0, respectively.
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$25,943	$25,943	$26,748	$26,748
Term Loan Facility
Term B Loans due 2020	$191,105	$187,566	$2,359,571	$2,312,218
Term C Loans due 2024	$1,675,788	$1,643,239	$—	$—
5.875% Senior Notes due 2022	$1,148,455	$1,086,649	$1,120,482	$1,084,563
Dreamcatcher Credit Facility	$—	$—	$14,952	$14,770
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during the nine months ended September 30, 2017 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both September 30, 2017 and December 31, 2016 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both September 30, 2017 and December 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at September 30, 2017 and December 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at December 31, 2016 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.
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
Confirmation Order Appeals—Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of September 30, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U.S. District Court for the District of Delaware. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for a further description of the Leveraged ESOP Transactions and the Confirmation Order appeals. If the remaining appellants succeed on their appeal, the Company’s financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of September 30, 2017, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations.
As of September 30, 2017, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. See “Certain Causes of Action Arising from the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 for a description of the MDL proceedings. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled approximately $1 million for each of the nine months ended September 30, 2017 and September 30, 2016. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2017 and potentially in future periods.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. As of November 8, 2017, the Company had FCC authorization to operate 39 television stations and one AM radio station.
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
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. The Company participated in the auction and has received approximately $185 million in pretax proceeds (including $21 million of proceeds received by a Dreamcatcher station) as of November 8, 2017, with approximately $5 million in pretax proceeds remaining to be paid to the Company by one of its channel sharing partners at the commencement of the sharing arrangement agreement between the parties. The Company expects to receive the remaining auction proceeds in the fourth quarter of 2017; however, the Company cannot predict the exact timing of the remaining payment. In the third quarter of 2017, the Company used $102 million of after-tax proceeds to prepay a portion of the Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. The Company received gross proceeds of $172 million from licenses sold by the Company in the FCC spectrum auction and expects to recognize a net gain of $133 million when it surrenders the spectrum by the end of the first quarter of 2018. The Company also received $79 million of pretax proceeds for sharing arrangements where the Company will provide hosting services to the counterparties of the sharing arrangements while $66 million of proceeds were paid to the counterparties who will host the Company under the sharing arrangements. The proceeds received by the Company for hosting the counterparties have been recorded in deferred revenue and other long term liabilities and will be amortized to other income. The proceeds paid to the counterparties for hosting the Company have been recorded in prepaid and other long term assets and will be amortized to direct operating expense.
Twenty-two of the Company’s television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The Company expects that the reimbursements from the FCC’s special fund will cover the majority of the Company’s expenses related to the repack. However, the Company cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of the Company’s expenses related to the repack, the timing of reimbursements or any spectrum-related FCC regulatory action.

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
In July 2017, following the initial filing of the proxy statement/prospectus (the “Proxy Statement/Prospectus”) by each of Sinclair and the Company with the SEC relating to the Merger, four purported Tribune shareholders (the “Plaintiffs”) filed putative class action lawsuits against the Company, members of the Company’s Board of Directors, and, in certain instances, Sinclair and Samson Merger Sub, Inc. (collectively, the “Parties”) in the United States District Courts for the Districts of Delaware and Illinois. The actions are captioned McEntire v. Tribune Media Company, et al., 1:17-cv-05179 (N.D. Ill.), Duffy v. Tribune Media Company, et al., 1:17-cv-00919 (D. Del.), Berg v. Tribune Media Company, et al., 1:17-cv-00938 (D. Del.), and Pill v. Tribune Media Company, et al., 1:17-cv-00961 (D. Del.) (collectively, the “Actions”). These lawsuits allege that the Proxy Statement/Prospectus omitted material information and was materially misleading in violation of the Securities Exchange Act of 1934, as amended, and SEC Rule 14a-9 and generally seek, as relief, class certification, preliminary and permanent injunctive relief, rescission or rescissory damages, and unspecified damages. On September 15, 2017, the Parties entered into a memorandum of understanding (the “MOU”) to resolve the individual claims asserted by the Plaintiffs. The MOU acknowledges that the Company, in part in response to the claims asserted in the Actions, filed certain supplemental disclosures with the SEC on August 16, 2017 and that the Company, solely in response to the Actions, communicated to four third parties that participated in the sale process and twenty-three third parties that have signed confidentiality agreements in connection with potential divestitures that the “standstill” obligations of such third parties were waived. The Parties further agreed that the Company would make the additional supplemental disclosures, which are set forth in the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2017. Further, the MOU specifies that within five business days of the closing of the Merger, the Parties will file stipulations of dismissal for the Actions pursuant to Federal Rule of Civil Procedure 41(a), which will dismiss Plaintiffs’ individual claims with prejudice, and dismiss the claims asserted on behalf of a purported class of the Company’s shareholders without prejudice. The MOU will not affect the timing of the Merger or the amount or form of consideration to be paid in the Merger.
NOTE 10: INCOME TAXES
In the three and nine months ended September 30, 2017 the Company recorded an income tax benefit from continuing operations of $20 million and $82 million, respectively. The effective tax rate on pretax loss from continuing operations was 51.8% for the three months ended September 30, 2017. The rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs and other expenses not fully deductible for tax purposes, and a $1 million charge related to the resolution of federal and state income tax matters and other adjustments. The effective tax rate on pretax loss from continuing operations was 35.3% for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs and other

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expenses not fully deductible for tax purposes, a $1 million charge related to the resolution of federal and state income tax matters and other adjustments, a $3 million benefit related to expected refunds of interest paid on prior tax assessments and a $1 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three and nine months ended September 30, 2016, the Company recorded income tax expense from continuing operations of $74 million and $304 million, respectively. For the three months ended September 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses, a $9 million benefit related to the resolution of certain federal and state income tax matters, a $3 million benefit to adjust the Company’s deferred taxes, as described below, and a $4 million benefit resulting from a change in the Company’s state tax rates. For the nine months ended September 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), a $102 million charge to establish a reserve net of federal and state tax benefit for interest on the Newsday transaction, and a related $88 million charge to adjust the Company’s deferred taxes, as described below, the domestic production activities deduction, other non-deductible expenses, a $10 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, a $5 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation and a $4 million benefit resulting from a change in the Company’s state tax rates.
Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through September 30, 2017 would be approximately $48 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of September 30, 2017, the Company has paid or accrued approximately $50 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740 “Income Taxes,” the Company’s unaudited Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016 includes a deferred tax liability of $149 million and $158 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
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
During the third quarter of 2016, the Company reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. As a result of the final agreement, in the third quarter of 2016, the Company recorded an additional income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability. During the second half of 2016, the Company paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The payments were recorded as a reduction in the Company’s current income tax reserve described above. During the fourth quarter of 2016, the Company recorded an additional $1 million of income tax expense primarily related to the additional accrual of interest. The remaining $4 million of state tax liabilities were included in the income taxes payable account on the Company’s unaudited Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $23 million at September 30, 2017 and December 31, 2016. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $11 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
NOTE 11: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans, net of taxes, for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$192	$173	$576	$519
Interest cost	19,549	20,681	58,646	62,043
Expected return on plans’ assets	(25,281)	(26,905)	(75,844)	(80,713)
Amortization of prior service costs	29	23	87	68
Net periodic benefit credit	$(5,511)	$(6,028)	$(16,535)	$(18,083)
Net periodic benefit cost related to other post retirement benefit plans was not material for all periods presented. For 2017, the Company does not expect to make any contributions to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three and nine months ended September 30, 2017 and September 30, 2016, the Company’s contributions were not material.

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
There were no conversions of the Company’s Common Stock between Class A Common Stock and Class B Common Stock during the nine months ended September 30, 2017 and September 30, 2016. During the three months ended September 30, 2017, 46,802 Warrants were exercised for 46,802 shares of Class A Common Stock. No Warrants were exercised during the three months ended September 30, 2016. During the nine months ended September 30, 2017 and September 30, 2016, 91,650 and 132,066 Warrants, respectively, were exercised for 91,650 and 132,066 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the nine months ended September 30, 2017 and September 30, 2016.
At September 30, 2017, the following amounts were issued: 36,582 Warrants, 101,402,202 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,605 shares of Class B Common Stock. The Company has not issued any shares of preferred stock.
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
Common Stock Repurchases—On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amended. During 2016, the Company repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. The Company did not repurchase any shares of Common Stock during the nine months ended September 30, 2017. As of September 30, 2017, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement does not permit the Company to repurchase shares of its Common Stock except in narrow circumstances involving payment in satisfaction of options and conversion of Class B Common Stock into Class A Common Stock. See Note 1 for additional information about the Merger Agreement.
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
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
Second quarter	0.25	21,816	0.25	22,959
Third quarter	0.25	21,834	0.25	22,510
Total quarterly cash dividends declared and paid	$0.75	$65,392	$0.75	$68,684
On October 26, 2017, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on December 5, 2017 to holders of record of Common Stock and Warrants as of November 20, 2017. Future dividends will be subject to the discretion of the Board and the terms of the Merger Agreement, which limits the Company’s ability to pay dividends, except for the payment of quarterly cash dividends not to exceed $0.25 per share and consistent with record and payment dates in 2016.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, the “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries, as further described in Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 3,001,556 shares and 164,399 shares, respectively, were available for grant as of September 30, 2017.
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

Stock-based compensation for the three months ended September 30, 2017 and September 30, 2016 totaled $5 million and $10 million, respectively. There was no stock-based compensation expense recorded for the three months ended September 30, 2017 attributable to discontinued operations. Stock-based compensation expense attributable to discontinued operations for the three months ended September 30, 2016 totaled $1 million. Stock-based compensation for the nine months ended September 30, 2017 and September 30, 2016 totaled $27 million and $28 million, respectively, including the expense attributable to discontinued operations of $2 million and $3 million, respectively.
For NSOs and RSUs granted prior to the 2017 Special Cash Dividend, the weighted-average exercise prices and weighted-average fair values, respectively, in the tables below reflect the historical values without giving effect to the adjustments due to the 2017 Special Cash Dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Nine Months Ended September 30, 2017
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,396,160	$45.82
Granted	931,913	32.12
Exercised	(396,217)	28.35
Forfeited	(426,406)	29.16
Cancelled	(77,793)	48.09
Adjustment due to the 2017 Special Cash Dividend	452,738	*
Outstanding, end of period	2,880,395	$38.96
Vested and exercisable, end of period	1,197,862	$48.45

*	Not meaningful
A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Nine Months Ended September 30, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	1,230,676	$40.92
Granted	624,591	32.77
Dividend equivalent units granted	23,686	38.63
Vested	(558,603)	38.28
Dividend equivalent units vested	(19,502)	32.34
Forfeited	(337,235)	32.06
Dividend equivalent units forfeited	(10,191)	32.20
Adjustment due to the 2017 Special Cash Dividend	223,698	*
Outstanding and nonvested, end of period	1,177,120	$32.75

*	Not meaningful
A summary of activity and weighted average fair values related to the unrestricted stock awards is as follows:

	Nine Months Ended September 30, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	—	$—
Granted	10,147	34.98
Vested	(10,147)	34.98
Outstanding and nonvested, end of period	—	$—

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is reflected in the table below.

	Nine Months Ended September 30, 2017
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	347,000	$27.23
Granted (1)	117,777	31.45
Dividend equivalent units granted	3,503	38.68
Vested	(165,113)	32.67
Dividend equivalent units vested	(3,726)	32.50
Forfeited	(46,836)	33.73
Dividend equivalent units forfeited	(5,601)	40.72
Adjustment due to the 2017 Special Cash Dividend (1)(2)	24,244	*
Outstanding and nonvested, end of period	271,248	$22.20

*	Not meaningful

(1)	Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.

(2)	Excludes 19,725 PSUs which have not yet been deemed granted under U.S. GAAP.
As of September 30, 2017, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$40,543	2.5

NOTE 14: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings (loss) per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of September 30, 2017, there were 47,356 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
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
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three and nine months ended September 30, 2017, 64,751 and 83,493, respectively, of the weighted-average Warrants outstanding have been excluded from the below table. For the three and nine months ended September 30, 2016, 159,243 and 194,943, respectively, of the weighted-average Warrants outstanding, have been excluded from the below table. The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
EPS numerator:
(Loss) income from continuing operations, as reported	$(18,687)	$153,839	$(149,722)	$16,313
Less: Dividends distributed to Warrants	14	40	60	127
Less: Undistributed earnings allocated to Warrants	—	218	—	—
(Loss) income from continuing operations attributable to common shareholders for basic EPS	$(18,701)	$153,581	$(149,782)	$16,186
Add: Undistributed earnings allocated to dilutive securities	—	1	—	—
(Loss) income from continuing operations attributable to common shareholders for diluted EPS	$(18,701)	$153,582	$(149,782)	$16,186
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted EPS	$—	$(8,074)	$15,039	$(21,018)
Net (loss) income attributable to common shareholders for basic EPS	$(18,701)	$145,507	$(134,743)	$(4,832)
Net (loss) income attributable to common shareholders for diluted EPS	$(18,701)	$145,508	$(134,743)	$(4,832)

EPS denominator:
Weighted average shares outstanding - basic	87,257	89,950	86,984	91,367
Impact of dilutive securities	—	503	—	363
Weighted average shares outstanding - diluted	87,257	90,453	86,984	91,730

Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.21)	$1.71	$(1.72)	$0.18
Discontinued Operations	—	(0.09)	0.17	(0.23)
Net (Loss) Income Per Common Share	$(0.21)	$1.62	$(1.55)	$(0.05)

Diluted (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.21)	$1.70	$(1.72)	$0.18
Discontinued Operations	—	(0.09)	0.17	(0.23)
Net (Loss) Income Per Common Share	$(0.21)	$1.61	$(1.55)	$(0.05)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Since the Company was in a net loss position for the three and nine months ended September 30, 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share. For the nine months ended September 30, 2016, even though the Company had a net loss, pursuant to ASC 260, since the Company had net income from continuing operations, it considered the impact of dilutive securities when calculating diluted EPS. Because of their anti-dilutive effect, 2,102,827 and 3,036,885 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2017, respectively. Because of their anti-dilutive effect, 1,714,643 and 1,786,255 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2016, respectively.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income (“AOCI”) is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in AOCI, net of taxes by component for the nine months ended September 30, 2017 (in thousands):

	Pension and Other Post-Retirement Benefit Items	Marketable Securities	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2016	$(64,883)	$3,075	$—	$(19,974)	$(81,782)
Other comprehensive (loss) income before reclassifications	(442)	(95)	(6,126)	4,993	(1,670)
Amounts reclassified from AOCI	(120)	(2,980)	2,540	12,765	12,205
Balance at September 30, 2017	$(65,445)	$—	$(3,586)	$(2,216)	$(71,247)
NOTE 16: RELATED PARTY TRANSACTIONS
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree Capital Management, L.P. These funds held $30 million and $31 million of the Company’s Term C Loans and Former Term B Loans at both September 30, 2017 and December 31, 2016, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$447,307	$460,164	$1,349,401	$1,384,173
Corporate and Other	3,226	9,874	10,559	34,133
Total operating revenues	$450,533	$470,038	$1,359,960	$1,418,306
Operating (loss) profit from Continuing Operations (1)(2)
Television and Entertainment	$(1,357)	$46,024	$68,875	$187,975
Corporate and Other	(22,392)	188,146	(89,530)	132,393
Total operating (loss) profit	$(23,749)	$234,170	$(20,655)	$320,368
Depreciation from Continuing Operations (3)
Television and Entertainment	$10,844	$11,267	$31,413	$33,392
Corporate and Other	3,419	3,497	10,348	10,281
Total depreciation	$14,263	$14,764	$41,761	$43,673
Amortization from Continuing Operations (3)
Television and Entertainment	$41,678	$41,668	$125,001	$125,003
Capital Expenditures
Television and Entertainment	$8,140	$16,122	$30,674	$29,558
Corporate and Other	5,184	4,757	9,171	15,783
Discontinued Operations	—	5,545	1,578	16,514
Total capital expenditures	$13,324	$26,424	$41,423	$61,855

	September 30, 2017	December 31, 2016
Assets
Television and Entertainment	$7,211,563	$7,484,591
Corporate and Other	869,330	1,228,526
Assets held for sale (4)	93,188	17,176
Discontinued Operations	—	670,758
Total assets	$8,174,081	$9,401,051

(1)	See Note 2 for the disclosures of operating revenues and operating loss included in discontinued operations for the historical periods.

(2)	Operating (loss) profit for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs and income taxes.

(3)
Depreciation and amortization from discontinued operations totaled $4 million and $8 million respectively, for the three months ended September 30, 2016 and $10 million and $23 million, respectively, for the nine months ended September 30, 2016.

(4)	See Note 4 for information regarding assets held for sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company is the issuer of the Notes (see Note 7) and such debt is guaranteed by the Company’s subsidiary guarantors (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect 100% owned domestic subsidiaries of the Company. The Company’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, and all guarantees are full and unconditional. The subsidiaries of the Company that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”) include certain direct or indirect subsidiaries of the Company.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$448,248	$2,285	$—	$450,533

Programming and direct operating expenses	—	296,987	550	—	297,537
Selling, general and administrative	20,252	99,738	879	—	120,869
Depreciation and amortization	2,902	49,902	3,137	—	55,941
Gain on sales of real estate, net	—	(65)	—	—	(65)
Total Operating Expenses	23,154	446,562	4,566	—	474,282

Operating (Loss) Profit	(23,154)	1,686	(2,281)	—	(23,749)

(Loss) income on equity investments, net	(482)	21,540	—	—	21,058
Interest and dividend income	813	14	—	—	827
Interest expense	(40,313)	—	(76)	—	(40,389)
Loss on extinguishments and modification of debt	(1,384)	—	(51)	—	(1,435)
(Loss) gain on investment transactions, net	(143)	5,810	—	—	5,667
Other non-operating items	(753)	—	—	—	(753)
Intercompany income (charges)	19,221	(19,179)	(42)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(46,195)	9,871	(2,450)	—	(38,774)
Income tax benefit	(15,668)	(3,562)	(857)	—	(20,087)
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	11,840	(123)	—	(11,717)	—
(Loss) Income from Continuing Operations	$(18,687)	$13,310	$(1,593)	$(11,717)	$(18,687)
(Loss) Income from Discontinued Operations, net of taxes	—	—	—	—	—
Net (Loss) Income	$(18,687)	$13,310	$(1,593)	$(11,717)	$(18,687)

Comprehensive (Loss) Income	$(18,062)	$13,374	$(1,074)	$(12,300)	$(18,062)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$467,697	$2,341	$—	$470,038

Programming and direct operating expenses	—	248,094	536	—	248,630
Selling, general and administrative	24,968	118,114	892	—	143,974
Depreciation and amortization	2,973	50,283	3,176	—	56,432
Gain on sales of real estate, net	—	(213,168)	—	—	(213,168)
Total Operating Expenses	27,941	203,323	4,604	—	235,868

Operating (Loss) Profit	(27,941)	264,374	(2,263)	—	234,170

(Loss) income on equity investments, net	(599)	32,336	—	—	31,737
Interest and dividend income	464	12	—	—	476
Interest expense	(38,102)	—	(194)	—	(38,296)
Other non-operating items	(377)	—	—	—	(377)
Intercompany income (charges)	22,341	(22,283)	(58)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(44,214)	274,439	(2,515)	—	227,710
Income tax (benefit) expense	(19,002)	94,496	(1,623)	—	73,871
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	179,051	367	—	(179,418)	—
Income (Loss) from Continuing Operations	$153,839	$180,310	$(892)	$(179,418)	$153,839
(Loss) Income from Discontinued Operations, net of taxes	(8,074)	(5,540)	(3,319)	8,859	(8,074)
Net Income (Loss)	$145,765	$174,770	$(4,211)	$(170,559)	$145,765

Comprehensive Income (Loss)	$148,449	$174,425	$(1,916)	$(172,509)	$148,449

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,352,933	$7,027	$—	$1,359,960

Programming and direct operating expenses	—	785,816	5,798	—	791,614
Selling, general and administrative	83,077	336,931	2,596	—	422,604
Depreciation and amortization	8,788	148,591	9,383	—	166,762
Gain on sales of real estate, net	—	(365)	—	—	(365)
Total Operating Expenses	91,865	1,270,973	17,777	—	1,380,615

Operating (Loss) Profit	(91,865)	81,960	(10,750)	—	(20,655)

(Loss) income on equity investments, net	(1,521)	100,377	—	—	98,856
Interest and dividend income	1,829	51	—	—	1,880
Interest expense	(118,929)	—	(403)	—	(119,332)
Loss on extinguishments and modification of debt	(20,436)	—	(51)	—	(20,487)
Gain on investment transactions, net	4,807	5,810	—	—	10,617
Write-downs of investment	—	(180,800)	—	—	(180,800)
Other non-operating items	(1,407)	—	—	—	(1,407)
Intercompany income (charges)	66,907	(66,756)	(151)	—	—
Loss from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(160,615)	(59,358)	(11,355)	—	(231,328)
Income tax benefit	(56,260)	(21,035)	(4,311)	—	(81,606)
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(45,367)	(2,797)	—	48,164	—
(Loss) Income from Continuing Operations	$(149,722)	$(41,120)	$(7,044)	$48,164	$(149,722)
Income (Loss) from Discontinued Operations, net of taxes	15,039	(1,904)	807	1,097	15,039
Net (Loss) Income	$(134,683)	$(43,024)	$(6,237)	$49,261	$(134,683)

Comprehensive (Loss) Income	$(124,148)	$(37,036)	$6,653	$30,383	$(124,148)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,411,158	$7,148	$—	$1,418,306

Programming and direct operating expenses	—	686,994	2,701	—	689,695
Selling, general and administrative	74,378	375,352	2,556	—	452,286
Depreciation and amortization	8,310	150,800	9,566	—	168,676
Gain on sales of real estate, net	—	(212,719)	—	—	(212,719)
Total Operating Expenses	82,688	1,000,427	14,823	—	1,097,938

Operating (Loss) Profit	(82,688)	410,731	(7,675)	—	320,368

(Loss) income on equity investments, net	(1,997)	116,292	—	—	114,295
Interest and dividend income	772	64	—	—	836
Interest expense	(113,864)	—	(644)	—	(114,508)
Other non-operating items	(756)	—	—	—	(756)
Intercompany income (charges)	66,322	(66,152)	(170)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(132,211)	460,935	(8,489)	—	320,235
Income tax expense	22,057	179,173	102,692	—	303,922
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	170,581	(959)	—	(169,622)	—
Income (Loss) from Continuing Operations	$16,313	$280,803	$(111,181)	$(169,622)	$16,313
(Loss) Income from Discontinued Operations, net of taxes	(21,018)	(16,960)	(2,367)	19,327	(21,018)
Net (Loss) Income	$(4,705)	$263,843	$(113,548)	$(150,295)	$(4,705)

Comprehensive Income (Loss)	$2,427	$261,800	$(109,688)	$(152,112)	$2,427

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$598,258	$1,806	$2,675	$—	$602,739
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Accounts receivable, net	291	390,181	—	—	390,472
Broadcast rights	—	145,582	3,394	—	148,976
Income taxes receivable	—	14,994	—	—	14,994
Prepaid expenses	10,950	11,458	209	—	22,617
Other	6,761	1,916	—	—	8,677
Total current assets	633,826	565,937	6,278	—	1,206,041
Properties
Property, plant and equipment	58,856	484,122	111,894	—	654,872
Accumulated depreciation	(30,252)	(187,101)	(6,953)	—	(224,306)
Net properties	28,604	297,021	104,941	—	430,566

Investments in subsidiaries	9,989,160	56,136	—	(10,045,296)	—

Other Assets
Broadcast rights	—	144,152	151	—	144,303
Goodwill	—	3,220,300	8,569	—	3,228,869
Other intangible assets, net	—	1,573,824	81,643	—	1,655,467
Assets held for sale	—	93,188	—	—	93,188
Investments	11,540	1,245,227	17,090	—	1,273,857
Intercompany receivables	2,443,253	6,419,210	362,170	(9,224,633)	—
Other	124,739	137,998	372	(121,319)	141,790
Total other assets	2,579,532	12,833,899	469,995	(9,345,952)	6,537,474
Total Assets	$13,231,122	$13,752,993	$581,214	$(19,391,248)	$8,174,081

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$22,537	$18,511	$1,167	$—	$42,215
Debt due within one year	—	—	—	—	—
Income taxes payable	—	71,741	—	—	71,741
Contracts payable for broadcast rights	—	269,632	3,544	—	273,176
Deferred revenue	—	12,072	493	—	12,565
Interest payable	14,095	—	—	—	14,095
Other	49,059	223,532	425	—	273,016
Total current liabilities	85,691	595,488	5,629	—	686,808

Non-Current Liabilities
Long-term debt	2,917,454	—	—	—	2,917,454
Deferred income taxes	—	736,506	143,980	(121,319)	759,167
Contracts payable for broadcast rights	—	326,455	199	—	326,654
Intercompany payables	6,892,059	2,067,198	265,376	(9,224,633)	—
Other	453,776	120,533	20,312	—	594,621
Total non-current liabilities	10,263,289	3,250,692	429,867	(9,345,952)	4,597,896
Total liabilities	10,348,980	3,846,180	435,496	(9,345,952)	5,284,704

Shareholders’ Equity (Deficit)
Common stock	101	—	—	—	101
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,028,524	9,039,884	202,761	(9,242,645)	4,028,524
Retained (deficit) earnings	(443,042)	869,641	(64,774)	(804,867)	(443,042)
Accumulated other comprehensive (loss) income	(71,247)	(2,712)	496	2,216	(71,247)
Total Tribune Media Company shareholders’ equity (deficit)	2,882,142	9,906,813	138,483	(10,045,296)	2,882,142
Noncontrolling interests	—	—	7,235	—	7,235
Total shareholders’ equity (deficit)	2,882,142	9,906,813	145,718	(10,045,296)	2,889,377
Total Liabilities and Shareholders’ Equity (Deficit)	$13,231,122	$13,752,993	$581,214	$(19,391,248)	$8,174,081

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(184,784)	$346,685	$9,510	$—	$171,411

Investing Activities
Capital expenditures	(3,812)	(33,645)	(3,966)	—	(41,423)
Investments	—	(25)	—	—	(25)
Net proceeds from the sale of business	574,817	(5,249)	(11,775)	—	557,793
Proceeds from FCC spectrum auction	—	172,102	—	—	172,102
Sale of partial interest of equity method investment	—	142,552	—	—	142,552
Proceeds from sales of real estate and other assets	—	61,240	—	—	61,240
Proceeds from the sale of investments	5,769	—	—	—	5,769
Distributions from equity investments	—	4,608	—	—	4,608
Distribution from cost investment	—	—	805	—	805
Net cash provided by (used in) investing activities	576,774	341,583	(14,936)	—	903,421

Financing Activities
Long-term borrowings	202,694	—	—	—	202,694
Repayments of long-term debt	(688,708)	—	(14,819)	—	(703,527)
Long-term debt issuance costs	(1,689)	—	—	—	(1,689)
Payments of dividends	(564,499)	—	—	—	(564,499)
Tax withholdings related to net share settlements of share-based awards	(8,030)	—	—	—	(8,030)
Proceeds from stock option exercises	11,231	—	—	—	11,231
Contributions from noncontrolling interests	—	—	1,318	—	1,318
Change in intercompany receivables and payables and intercompany contributions (1)	680,631	(690,989)	10,358	—	—
Net cash used in financing activities	(368,370)	(690,989)	(3,143)	—	(1,062,502)

Net Increase (Decrease) in Cash and Cash Equivalents	23,620	(2,721)	(8,569)	—	12,330
Cash and cash equivalents, beginning of year	574,638	4,527	11,244	—	590,409
Cash and cash equivalents, end of year	$598,258	$1,806	$2,675	$—	$602,739

(1)	Excludes the impact of a $54 million non-cash settlement of intercompany balances upon the sale of certain Guarantor and Non-Guarantor subsidiaries included in the Gracenote Sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(73,507)	$364,608	$(104,561)	$—	$186,540

Investing Activities
Capital expenditures	(9,433)	(46,419)	(6,003)	—	(61,855)
Investments	(850)	(101)	(2,500)	—	(3,451)
Proceeds from sales of real estate and other assets	—	506,369	681	—	507,050
Transfers from restricted cash	—	297	—	—	297
Intercompany dividend	3,326	—	—	(3,326)	—
Net cash (used in) provided by investing activities	(6,957)	460,146	(7,822)	(3,326)	442,041

Financing Activities
Repayments of long-term debt	(17,844)	—	(3,037)	—	(20,881)
Long-term debt issuance costs	(784)	—	—	—	(784)
Payments of dividends	(68,684)	—	—	—	(68,684)
Tax withholdings related to net share settlements of share-based awards	(4,540)	—	—	—	(4,540)
Common stock repurchases	(149,147)	—	—	—	(149,147)
Contributions from noncontrolling interests	—	—	145	—	145
Settlements of contingent consideration	—	(750)	(2,886)	—	(3,636)
Intercompany dividend	—	(3,326)	—	3,326	—
Change in intercompany receivables and payables (1)	706,331	(823,087)	116,756	—	—
Net cash provided by (used in) financing activities	465,332	(827,163)	110,978	3,326	(247,527)

Net Increase (Decrease) in Cash and Cash Equivalents	384,868	(2,409)	(1,405)	—	381,054
Cash and cash equivalents, beginning of year	235,508	13,054	14,082	—	262,644
Cash and cash equivalents, end of year	$620,376	$10,645	$12,677	$—	$643,698

(1)	Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 19: SUBSEQUENT EVENTS
On October 19, 2017, holders of a majority of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, voting as a single class, voted on and approved the Merger Agreement and the transactions contemplated by the Merger Agreement at a duly called special meeting of Tribune shareholders.

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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and nine months ended September 30, 2017 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•
risks associated with the ability to consummate the merger between us and Sinclair Broadcast Group, Inc. (“Sinclair”) (the “Merger”) (see “—Significant Events—Sinclair Merger Agreement” for further information) and the timing of the closing of the Merger;

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

•	litigation in connection with the Merger;

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements, or resolve disputes, with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

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

As further described in Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017, on December 19, 2016, we entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”), which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity,” assets and liabilities of Digital and Data businesses included in the Gracenote Sale are classified as discontinued operations in our unaudited Condensed Consolidated Balance Sheet at December 31, 2016, and the results of operations are reported as discontinued operations in our unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for all periods presented.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments in cable and digital assets, including equity investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (through our investment in Camaro Parent, LLC) (“CareerBuilder”). Television and Entertainment is a reportable segment, which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via our websites and other digital assets. Television and Entertainment consists of 42 local television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; and WGN-AM, a radio station in Chicago.
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
On September 6, 2017, Sinclair’s registration statement on Form S-4 registering the Sinclair Common Stock to be issued in the Merger was declared effective by the SEC.
On October 19, 2017, holders of a majority of the outstanding shares of our Class A Common Stock and Class B Common Stock, voting as a single class, voted on and approved the Merger Agreement and the transactions contemplated by the Merger Agreement at a duly called special meeting of Tribune shareholders.

The applications seeking FCC approval of the transactions contemplated by the Merger Agreement (the “Applications”) were filed on June 26, 2017, and the FCC issued a public notice of the filing of the Applications and establishing a comment cycle on July 6, 2017. Several petitions to deny the Applications, and numerous other comments, both opposing and supporting the transaction, were filed in response to the public notice. Sinclair and us jointly filed an opposition to the petitions to deny on August 22, 2017 (the “Joint Opposition”). Petitioners and others filed replies to the Joint Opposition on August 29, 2017. On September 14, 2017, the FCC’s Media Bureau issued a Request for Information (“RFI”) seeking additional information regarding certain matters discussed in the Applications. Sinclair submitted a response to the RFI on October 5, 2017. On October 18, 2017, the FCC’s Media Bureau issued a public notice pausing the FCC’s 180-day transaction review “shot-clock” for 15 days to afford interested parties an opportunity to comment on the response to the RFI.
On August 2, 2017, we received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after we and Sinclair have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing. The parties entered into an agreement with the DOJ on September 15, 2017, by which they agreed not to consummate the Merger Agreement before December 31, 2017, or sixty days following the date on which both parties have certified compliance with the second request, whichever is later. On October 30, 2017, the parties agreed to extend the date before which they may not consummate the Merger Agreement to January 30, 2018.
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
If the Merger Agreement is terminated in connection with us entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by us to Sinclair will be $135.5 million. If the Merger Agreement is terminated (i) by either us or Sinclair because the Merger has not occurred by the end date described below or (ii) by Sinclair in respect of a willful breach of our covenants or agreements that would give rise to the failure of a closing condition that is incapable of being cured within the time periods prescribed by the Merger Agreement, and an alternative acquisition proposal has been made to us and publicly announced and not withdrawn prior to the termination, and within twelve months after termination of the Merger Agreement, we enter into a definitive agreement with respect to an alternative acquisition proposal (and subsequently consummate such transaction) or consummate a transaction with respect to an alternative acquisition proposal, we will pay Sinclair $135.5 million less Sinclair’s costs and expenses paid.
In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before May 8, 2018, with an automatic extension to August 8, 2018, if necessary to obtain regulatory approval under circumstances specified in the Merger Agreement.
Sale of Digital and Data Business
On December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interests in substantially all of the Digital and Data business operations for $560 million in cash, subject to certain purchase price adjustments. We completed the Gracenote Sale on January 31, 2017 and received gross proceeds of $581 million. In the second quarter of 2017, we received additional proceeds of $3 million as a result of purchase price adjustments. In the nine months ended September 30, 2017, we recognized a pretax gain of $35 million as a result of the Gracenote Sale. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility (as defined below). See Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 for further information.

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
The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in our unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017 (1)	September 30, 2016
Operating revenues	$—	$48,579	$18,168	$148,055
Direct operating expenses	—	19,921	7,292	55,477
Selling, general and administrative	—	28,733	15,349	84,083
Depreciation (2)	—	3,946	—	9,894
Amortization (2)	—	7,728	—	23,192
Operating loss	—	(11,749)	(4,473)	(24,591)
Interest income	—	57	16	83
Interest expense (3)	—	(3,826)	(1,261)	(11,497)
Loss before income taxes	—	(15,518)	(5,718)	(36,005)
Pretax gain on the disposal of discontinued operations	—	—	34,510	—
Total pretax (loss) income on discontinued operations	—	(15,518)	28,792	(36,005)
Income tax (benefit) expense (4)	—	(7,444)	13,753	(14,987)
(Loss) income from discontinued operations, net of taxes	$—	$(8,074)	$15,039	$(21,018)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by us in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)
We used $400 million of proceeds from the Gracenote Sale to prepay a portion of our outstanding borrowings under the Term Loan Facility (as defined below). Interest expense was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding indebtedness under the Term Loan Facility in effect in each respective period.

(4)
The effective tax rates on pretax (loss) income from discontinued operations were 48.0% for the three months ended September 30, 2016, 47.8% for the nine months ended September 30, 2017 and 41.6% for the nine months ended September 30, 2016. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies. The 2016 rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and foreign tax rate differences.

The results of discontinued operations include selling costs and transaction costs, including legal and professional fees incurred by us to complete the Gracenote Sale, of $10 million and $1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
The net assets of discontinued operations included in our unaudited Condensed Consolidated Balance Sheet as of December 31, 2016 totaled $521 million, as further described in Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. We do not expect to incur material costs in connection with these indemnifications. We have no material contingent liabilities relating to the Gracenote Sale as of September 30, 2017.

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
At September 30, 2017, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we would be required to satisfy the allowed claims from our cash from operations.
Secured Credit Facility
On January 27, 2017, we entered into an amendment (the “2017 Amendment”) to our secured credit facility (the “Secured Credit Facility”), comprised of a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility”) pursuant to which, among other things, (i) certain term lenders under the Term Loan Facility converted a portion of their term B loans (the “Term B Loans”) outstanding immediately prior to the closing of the 2017 Amendment (the “Former Term B Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.761 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the Revolving Credit Facility converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments”; the existing tranche of revolving commitments of the remaining revolving lenders, the “Existing Revolving Tranche”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to January 27, 2022. See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 for further information on the Secured Credit Facility.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased (A) the amount of the Term C Loans pursuant to an Increase Supplement (the “Term Loan Increase Supplement”) between us and the term lender party thereto and (B) the amount of commitments under the Revolving Credit Facility from $300 million to $420 million, pursuant to (i) an Increase Supplement, among us and certain existing revolving lenders and (ii) a Lender Joinder Agreement, among us, a new revolving lender and JPMorgan, as administrative agent. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our outstanding Term B Loans under the Secured Credit Facility.

In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million prepayment, we recorded a charge of $19 million on the extinguishment and modification of debt.
In the third quarter of 2017, we used after-tax proceeds of $102 million from our participation in the FCC spectrum auction to prepay a portion of the Term Loan Facility and as a result recorded charges of $1 million on the extinguishment of debt. See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 for additional information.
5.875% Senior Notes due 2022
On April 1, 2016, the SEC declared effective the exchange offer registration statement on Form S-4 to exchange our 5.875% Senior Notes due 2022 and the related guarantees of certain subsidiaries for substantially identical securities registered under the Securities Act of 1933, as amended (the “Securities Act”). On May 4, 2016, we and the subsidiary guarantors completed the exchange offer of the 5.875% Senior Notes due 2022 and related guarantees for $1.100 billion of our 5.875% Senior Notes due 2022 (the “Notes”) and the related guarantees, which have been registered under the Securities Act.
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
Dreamcatcher Credit Facility
In the third quarter of 2017, we used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility. The debt extinguishment charge recorded in the three months ended September 30, 2017 associated with this prepayment was immaterial. We made the final payment to pay off the Dreamcatcher Credit Facility in September 2017. See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 for additional information.
Newsday and Chicago Cubs Transactions
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, we reached a final agreement with the IRS administrative appeals division regarding the Newsday Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 31, 2016), for tax years 2008 through 2015 in the third quarter of 2016. During the second quarter of 2016, we recorded a $102 million income tax charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. We also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis was required to reflect the expected negotiated reduction in the amount of our guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. In connection with the final agreement, we recorded an income tax benefit of $3 million to adjust the estimate of the deferred tax liability recorded in the second quarter of 2016. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily related to the additional accrual of interest. The remaining $4 million of state tax liabilities are included in the income taxes payable account on the unaudited Condensed Consolidated Balance Sheet at September 30, 2017.
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2016) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2017 would be approximately $48 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. As of September 30, 2017, we have paid or accrued approximately $50 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 include a deferred tax liability of $149 million and $158 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
CareerBuilder
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it began evaluating strategic alternatives, including a possible sale, for CareerBuilder. In March 2017, the range of possible outcomes was narrowed and based on operating performance and updated bids received by TEGNA, we determined that there was sufficient indication that the carrying value of our investment in CareerBuilder may be impaired. As of the assessment date in the first quarter of 2017, the carrying value of our investment in CareerBuilder included $72 million of unamortized basis difference that we recorded as a result of fresh start reporting, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017. In the first quarter of 2017, we recorded a non-cash pretax impairment charge of $122 million to write down our investment in CareerBuilder, which eliminated the remaining fresh start reporting basis difference. The write down resulted from a decline in the fair value of the investment that we determined to be other than temporary.
On June 19, 2017, TEGNA announced that it entered into an agreement (the “CareerBuilder Sale Agreement”), together with the other owners of CareerBuilder, including us, to sell a majority interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. As a result, in the second quarter of 2017, we recorded an additional non-cash pretax impairment charge of $59 million to further write down our investment in CareerBuilder based on the transaction value contemplated in the CareerBuilder Sale Agreement. The transaction closed on July 31, 2017 and we received cash of $158 million, which included an excess cash distribution of $16 million. We recognized a gain on sale of $6 million in the third quarter of 2017. Subsequent to the sale, our ownership in CareerBuilder declined from 32% to approximately 7%, on a fully diluted basis.
In the nine months ended September 30, 2017, the total non-cash pretax impairment charges to write down our investment in CareerBuilder totaled $181 million. The impairment charges resulted from declines in the fair value of the investment that we determined to be other than temporary.

FCC Spectrum Auction
On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and have received approximately $185 million in pretax proceeds (including $21 million of proceeds received by a Dreamcatcher station), as of November 8, 2017, with approximately $5 million in pretax proceeds remaining to be paid to us by our channel sharing partner pursuant to an agreement between the parties. We expect to receive the remaining auction proceeds in the fourth quarter of 2017; however, we cannot predict the exact timing of the remaining payment. The proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. FCC licenses with a carrying value of approximately $39 million have been reclassified to held for sale as of September 30, 2017. We received approximately $172 million in gross proceeds for these licenses as part of the FCC spectrum auction and expect to recognize a gain of $133 million related to these licenses at the time we release the spectrum to the FCC. We used $102 million of after-tax proceeds to prepay a portion of our Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking, as further described in Note 9 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The legislation authorizing the incentive auction provides the FCC with a $1.750 billion fund to reimburse reasonable capital costs and expenses incurred by stations that are reassigned to new channels in the repacking. We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repack, the timing of reimbursements or any spectrum-related FCC regulatory action.
Non-Operating Items
Non-operating items for the three and nine months ended September 30, 2017 and September 30, 2016 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Loss on extinguishments and modification of debt	$(1,435)	$—	$(20,487)	$—
Gain on investment transactions, net	5,667	—	10,617	—
Write-downs of investment	—	—	(180,800)	—
Other non-operating gain, net	—	57	45	478
Total non-operating gain (loss), net	$4,232	$57	$(190,625)	$478
Non-operating items for the three months ended September 30, 2017 included a $1 million pretax loss on the extinguishment of debt associated with the prepayment of a portion of the Term Loan Facility and the prepayment of the Dreamcatcher Credit Facility during the third quarter of 2017. Gain on investment transactions, net included a pretax gain of $6 million from the partial sale of CareerBuilder.
Non-operating items for the nine months ended September 30, 2017 included a $20 million pretax loss on the extinguishment and modification of debt. The loss included a write-off of unamortized debt issuance costs of $7 million and an unamortized discount of $2 million as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” Gain on investment transactions, net for the nine months ended September 30, 2017 included a pretax gain of $5 million from the sale of our tronc, Inc. (“tronc”) shares and a pretax gain of $6 million from the partial sale of CareerBuilder. Write-downs of investment for the nine months ended September 30, 2017 included non-cash pretax impairment charges of $181 million to write down our investment in CareerBuilder, as further described above.
Monetization of Real Estate Assets
See Note 4 to our unaudited condensed consolidated financial statements for details on real estate sales in the three and nine months ended September 30, 2017 and September 30, 2016.

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
Beginning in the fourth quarter of 2016, the Television and Entertainment reportable segment includes the operations of Covers, a business-to-consumer website, which was previously included in the Digital and Data reportable segment. The impact of the inclusion of Covers in the Television and Entertainment reportable segment was immaterial. The following discussion and analysis presents a review of our continuing operations as of and for the three and nine months ended September 30, 2017 and September 30, 2016, unless otherwise noted.
CONSOLIDATED
Consolidated operating results for the three and nine months ended September 30, 2017 and September 30, 2016 are shown in the table below:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Operating revenues	$450,533	$470,038	-4%	$1,359,960	$1,418,306	-4%

Operating (loss) profit	$(23,749)	$234,170	*	$(20,655)	$320,368	*

Income on equity investments, net	$21,058	$31,737	-34%	$98,856	$114,295	-14%

(Loss) income from continuing operations	$(18,687)	$153,839	*	$(149,722)	$16,313	*

(Loss) income from discontinued operations, net of taxes	$—	$(8,074)	*	$15,039	$(21,018)	*

Net (loss) income	$(18,687)	$145,765	*	$(134,683)	$(4,705)	*

*	Represents positive or negative change equal to, or in excess of 100%

Operating Revenues and Operating (Loss) Profit—Consolidated operating revenues and operating (loss) profit by business segment for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Operating revenues
Television and Entertainment	$447,307	$460,164	-3%	$1,349,401	$1,384,173	-3%
Corporate and Other	3,226	9,874	-67%	10,559	34,133	-69%
Total operating revenues	$450,533	$470,038	-4%	$1,359,960	$1,418,306	-4%
Operating (loss) profit
Television and Entertainment	$(1,357)	$46,024	*	$68,875	$187,975	-63%
Corporate and Other	(22,392)	188,146	*	(89,530)	132,393	*
Total operating (loss) profit	$(23,749)	$234,170	*	$(20,655)	$320,368	*

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
Consolidated operating revenues fell 4%, or $20 million, in the three months ended September 30, 2017 primarily due to a decrease of $13 million at Television and Entertainment driven by lower advertising revenue and other revenue, partially offset by higher retransmission revenues and carriage fees. Additionally, Corporate and Other revenues decreased $7 million largely due to the loss of revenue from real estate properties sold in 2016 and 2017. Consolidated operating profit decreased $258 million to an operating loss of $24 million in the three months ended September 30, 2017, from operating profit of $234 million in the three months ended September 30, 2016. The decrease is primarily due to $213 million of gains recorded on the sales of real estate in the third quarter of 2016 along with an operating loss at Television and Entertainment driven by an $80 million program impairment charge for the syndicated programs Elementary and Person of Interest at WGN America in the third quarter of 2017, compared to a $37 million program impairment charge in the third quarter of 2016.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
Consolidated operating revenues decreased 4%, or $58 million, in the nine months ended September 30, 2017 due to a decrease of $35 million in Television and Entertainment revenues driven by lower advertising revenue and other revenue, partially offset by increased retransmission revenues and carriage fees, along with a decrease in Corporate and Other revenues of $24 million primarily due to the loss of revenue from real estate properties sold in 2016 and 2017. Consolidated operating profit decreased $341 million to an operating loss of $21 million in the nine months ended September 30, 2017, from operating profit of $320 million in the nine months ended September 30, 2016. The decrease is primarily due to $213 million of gains recorded on the sales of real estate in 2016, a decline in revenue, higher professional fees and increased compensation expense principally related to the resignation of the CEO in the first quarter of 2017, along with an operating loss at Television and Entertainment driven by an $80 million program impairment charge for syndicated programs Elementary and Person of Interest at WGN America, compared to a $37 million program impairment charge in the nine months ended September 30, 2016.

Operating Expenses—Consolidated operating expenses for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Programming	$199,118	$149,480	+33%	$497,448	$396,450	+25%
Direct operating expenses	98,419	99,150	-1%	294,166	293,245	—%
Selling, general and administrative	120,869	143,974	-16%	422,604	452,286	-7%
Depreciation	14,263	14,764	-3%	41,761	43,673	-4%
Amortization	41,678	41,668	—%	125,001	125,003	—%
Gain on sales of real estate, net	(65)	(213,168)	-100%	(365)	(212,719)	-100%
Total operating expenses	$474,282	$235,868	*	$1,380,615	$1,097,938	+26%

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
Programming expense, which represented 44% of revenues for the three months ended September 30, 2017 compared to 32% for the three months ended September 30, 2016, increased 33%, or $50 million, primarily due to an increase of $43 million in program impairment charges and higher network affiliate fees of $7 million. The Company recorded an $80 million program impairment charge for the syndicated programs Elementary and Person of Interest at WGN America in the third quarter of 2017, compared to a $37 million program impairment charge in the third quarter of 2016 for Elementary.
Direct operating expenses, which represented 22% of revenues for the three months ended September 30, 2017 compared to 21% for the three months ended September 30, 2016, were essentially flat.
SG&A expenses, which represented 27% of revenues for the three months ended September 30, 2017 compared to 31% for the three months ended September 30, 2016, were down 16%, or $23 million, due mainly to lower compensation, outside services and other expenses. Compensation expense decreased 16%, or $11 million, primarily due to an $8 million reduction in severance and a $3 million decrease in stock-based compensation. The decline in other expenses was primarily the result of a $3 million decrease in promotion expense and a $3 million decrease in real estate taxes and other costs associated with real estate sold in 2016. Outside services decreased 23%, or $6 million, primarily due to a $4 million decrease in technology professional fees, a $1 million decrease in costs for operating the websites of our television stations and a $1 million decrease in costs associated with real estate sold in 2016.
Gain on sales of real estate, net of $213 million for the three months ended September 30, 2016 primarily related to the sales of Tribune Tower, the north block of the Los Angeles Times Square property (“LA Times Property”) and the Olympic Printing Plant facility.
Depreciation expense fell 3%, or less than $1 million, in the three months ended September 30, 2017. The decrease in depreciation expense is primarily due lower levels of depreciable property. Amortization expense remained flat for the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
Programming expenses, which represented 37% of revenues for the nine months ended September 30, 2017 compared to 28% for the nine months ended September 30, 2016, increased 25%, or $101 million, primarily due to the increase of $43 million in program impairment charges described above, and a total of $20 million of expense related to a shift in programming strategy at WGN America in the second quarter of 2017. This includes cancellation costs for Outsiders and Underground and the associated accelerated amortization of remaining programming assets for both shows as well as the write-off of certain other capitalized program development projects. The remaining increase was due to higher network affiliate fees of $23 million and $21 million of higher amortization of license fees primarily related to original programming that aired during 2017.
Direct operating expenses, which represented 22% of revenues for the nine months ended September 30, 2017 and 21% for the nine months ended September 30, 2016, were essentially flat as a $2 million increase in compensation expense at Television and Entertainment was almost fully offset by declines in all other direct operating expenses.
SG&A expenses, which represented 31% of revenues for the nine months ended September 30, 2017 and 32% for the nine months ended September 30, 2016, decreased 7%, or $30 million, as lower other expenses and outside services expense were partially offset by higher compensation. Outside services expense decreased 6%, or $5 million, as an increase in professional and legal fees of $13 million related to the Merger were largely offset by a $12 million decrease in technology professional fees, a $2 million decrease in costs for operating websites and a $3 million decrease in costs associated with real estate sold in 2016. Other expenses decreased 16%, or $28 million, primarily due to a $14 million reduction of impairment charges associated with certain real estate properties, a $9 million decrease in real estate taxes and other costs associated with real estate sold in 2016 and a $6 million decrease in promotion expense. Compensation expense increased 2%, or $3 million, mainly due to a $7 million increase at Corporate and Other driven by separation costs related to the resignation of the CEO in the first quarter of 2017, partially offset by a $3 million decrease Television and Entertainment mainly due to a decrease in severance expense.
Gain on sales of real estate, net of $213 million for the nine months ended September 30, 2016 primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Depreciation expense decreased 4%, or $2 million, in the nine months ended September 30, 2017. The decrease in depreciation expense is primarily due to lower levels of depreciable property. Amortization expense remained flat for the nine months ended September 30, 2017.
(Loss) Income From Discontinued Operations, Net of Taxes—The results of discontinued operations for the three months ended September 30, 2016 and the nine months ended September 30, 2017 and September 30, 2016 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Loss from discontinued operations, net of taxes totaled $8 million for the three months ended September 30, 2016. Income from discontinued operations, net of taxes totaled $15 million for the nine months ended September 30, 2017, including a pretax gain on the sale of $35 million compared to a loss from discontinued operations, net of taxes of $21 million for the nine months ended September 30, 2016. Interest expense allocated to discontinued operations totaled $4 million for the three months ended September 30, 2016 and $1 million and $11 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The results of discontinued operations also include selling and transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $10 million and $1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. See Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 for further information.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating (Loss) Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating (loss) profit for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Operating revenues	$447,307	$460,164	-3%	$1,349,401	$1,384,173	-3%
Operating expenses	448,664	414,140	+8%	1,280,526	1,196,198	+7%
Operating (loss) profit	$(1,357)	$46,024	*	$68,875	$187,975	-63%

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
Television and Entertainment operating revenues fell 3%, or $13 million, in the three months ended September 30, 2017 largely due to a decrease in advertising revenue and other revenue, partially offset by an increase in retransmission revenues and carriage fees, as further described below.
Television and Entertainment operating profit decreased $47 million to an operating loss of $1 million in the three months ended September 30, 2017, from operating profit of $46 million in the three months ended September 30, 2016, mainly due to higher programming expenses of $50 million driven by program impairment charges, as further described below.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
Television and Entertainment operating revenues decreased 3%, or $35 million, in the nine months ended September 30, 2017 largely due to a decrease in advertising revenue and other revenue, partially offset by an increase in retransmission revenues and carriage fees, as further described below.
Television and Entertainment operating profit decreased 63%, or $119 million, in the nine months ended September 30, 2017 mainly due to lower operating revenues and increased programming expense, as further described below.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Advertising	$295,130	$330,309	-11%	$899,701	$989,991	-9%
Retransmission revenues	104,587	78,731	+33%	303,800	245,536	+24%
Carriage fees	30,930	28,984	+7%	96,407	90,394	+7%
Barter/trade	9,559	9,801	-2%	28,052	29,107	-4%
Other	7,101	12,339	-42%	21,441	29,145	-26%
Total operating revenues	$447,307	$460,164	-3%	$1,349,401	$1,384,173	-3%

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Advertising Revenues—Advertising revenues, net of agency commissions, decreased 11%, or $35 million, in the three months ended September 30, 2017 primarily due to a $26 million decrease in net political advertising revenues and a $9 million decrease in net core advertising revenues (comprised of local and national advertising, excluding political and digital). The decrease in net core advertising revenue was primarily due to a decline in market revenues. Net political advertising revenues, which are a component of total advertising revenues, were $5 million for the three months ended September 30, 2017 compared to $31 million for the three months ended September 30, 2016, as 2016 was a presidential election year.
Retransmission Revenues—Retransmission revenues increased 33%, or $26 million, in the three months ended September 30, 2017 primarily due to a $21 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers. Additionally, the third quarter of 2016 was negatively impacted by the blackout of our stations by DISH Network from June 12, 2016 to September 3, 2016.
Carriage Fees—Carriage fees increased 7%, or $2 million, in the three months ended September 30, 2017 mainly due to higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues declined 2%, or less than $1 million, in the three months ended September 30, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 42%, or $5 million, in the three months ended September 30, 2017 as 2016 included profit sharing from an original program that was cancelled.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
Advertising Revenues—Advertising revenues, net of agency commissions, fell 9%, or $90 million, in the nine months ended September 30, 2017 primarily due to a $49 million decrease in net political advertising revenues and a $44 million decrease in net core advertising revenues (comprised of local and national advertising, excluding political and digital), partially offset by a $3 million increase in digital revenues. The decrease in net core advertising revenue was primarily due to a decline in market revenues, partially offset by an increase in revenues associated with airing the Super Bowl on 14 FOX-affiliated stations in 2017 compared to six CBS-affiliated stations in 2016. Net political advertising revenues, which are a component of total advertising revenues, were approximately $11 million for the nine months ended September 30, 2017 compared to $60 million for the nine months ended September 30, 2016, as 2016 was a presidential election year.
Retransmission Revenues—Retransmission revenues increased 24%, or $58 million, in the nine months ended September 30, 2017 primarily due to a $54 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers. Additionally, 2016 was negatively impacted due to the blackout of our stations by DISH Network during 2016, as noted above.
Carriage Fees—Carriage fees were up 7%, or $6 million, in the nine months ended September 30, 2017 due mainly to an $8 million increase from higher rates for the distribution of WGN America, partially offset by a decline in revenue due to a decrease in the number of subscribers.
Barter/Trade Revenues—Barter/trade revenues decreased 4%, or $1 million, in the nine months ended September 30, 2017.

Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 26%, or $8 million, in the nine months ended September 30, 2017 as 2016 included profit sharing from an original program that was cancelled.
Operating Expenses—Television and Entertainment operating expenses for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Compensation	$132,935	$141,772	-6%	$412,019	$413,466	—%
Programming	199,118	149,480	+33%	497,448	396,450	+25%
Depreciation	10,844	11,267	-4%	31,413	33,392	-6%
Amortization	41,678	41,668	—%	125,001	125,003	—%
Other	64,089	69,953	-8%	214,645	227,887	-6%
Total operating expenses	$448,664	$414,140	+8%	$1,280,526	$1,196,198	+7%

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
Television and Entertainment operating expenses were up 8%, or $35 million, in the three months ended September 30, 2017 compared to the prior year period largely due to a $50 million increase in programming expense, partially offset by lower compensation expense and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, fell 6%, or $9 million, in the three months ended September 30, 2017. The decrease was primarily due to a $7 million decrease in severance expense and a $2 million decrease in incentive compensation.
Programming Expense—Programming expense increased 33%, or $50 million, in the three months ended September 30, 2017 primarily due to a $43 million increase in program impairment charges and a $7 million increase in network affiliate fees. The Company recorded an $80 million program impairment charge for the syndicated programs Elementary and Person of Interest at WGN America in the third quarter of 2017, compared to a $37 million program impairment charge in the third quarter of 2016 for Elementary. The increase in network affiliate fees of $7 million was mainly related to renewals of certain network affiliate agreements in the third quarter of 2016, as well as other contractual increases.
Depreciation and Amortization Expense—Depreciation expense declined 4%, or less than $1 million, in the three months ended September 30, 2017 due to lower levels of depreciable property. Amortization expense was flat for the three months ended September 30, 2017.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 8%, or $6 million, for the three months ended September 30, 2017 resulting from a $3 million decrease in promotion expense and a $2 million decrease in outside services, primarily related to professional fees and costs for operating the websites of our television stations.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
Television and Entertainment operating expenses were up 7%, or $84 million, in the nine months ended September 30, 2017 compared to the prior year period largely due to higher programming expense, partially offset by lower other expenses, as further described below.

Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, decreased $1 million, in the nine months ended September 30, 2017 primarily due to a $3 million decrease in severance expense, a $2 million decrease in incentive compensation, partially offset by a $2 million increase in stock-based compensation and a $1 million increase in direct pay and benefits.
Programming Expense—Programming expense increased 25%, or $101 million, in the nine months ended September 30, 2017 primarily due to the increase of $43 million in program impairment charges and the $20 million of additional expenses related to the shift in programming strategy at WGN America as described above, higher amortization of license fees for original programming aired in the first half of 2017 and higher network affiliate fees. The increase in amortization of license fees of $21 million was primarily attributable to three first-run originals airing in the first half of 2017 (Outsiders, Underground and Salem) versus two first-run originals in the first half of 2016 (Outsiders and Underground), along with higher amortization for Outsiders and Underground as episodes of both shows were re-aired in 2017. Network affiliate fees increased by $23 million mainly due to renewals of certain network affiliate agreements in the third quarter of 2016, as well as other contractual increases.
Depreciation and Amortization Expense—Depreciation expense decreased 6%, or $2 million, in the nine months ended September 30, 2017 due to lower levels of depreciable property. Amortization expense remained flat in the nine months ended September 30, 2017.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 6%, or $13 million, in the nine months ended September 30, 2017 primarily due to a $6 million decline in promotion expense, a $3 million decrease due to impairment charges recorded in 2016 associated with one real estate property, a $2 million decrease in outside services primarily related to professional fees and costs for operating websites of our television stations and a $2 million decrease in bad debt write-offs.
CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating results for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Real estate revenues	$3,226	$9,874	-67%	$10,559	$34,133	-69%

Operating Expenses
Real estate (1)	$2,529	$6,956	-64%	$8,271	$31,773	-74%
Corporate (2)	28,665	33,968	-16%	108,402	100,769	+8%
Pension credit	(5,511)	(6,028)	-9%	(16,535)	(18,083)	-9%
Gain on sales of real estate, net	(65)	(213,168)	-100%	(49)	(212,719)	-100%
Total operating expenses	$25,618	$(178,272)	*	$100,089	$(98,260)	*

*	Represents positive or negative change equal to, or in excess of 100%

(1)
Real estate operating expenses included less than $1 million of depreciation expense for each of the three months ended September 30, 2017 and September 30, 2016 and $2 million of depreciation expense for each of the nine months ended September 30, 2017 and September 30, 2016.

(2)
Corporate operating expenses included $3 million of depreciation expense for each of the three months ended September 30, 2017 and September 30, 2016 and $9 million and $8 million of depreciation expense for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
Real Estate Revenues—Real estate revenues decreased 67%, or $7 million, in the three months ended September 30, 2017 primarily due to the loss of revenue from real estate properties sold during 2016 and 2017.
Real Estate Expenses—Real estate expenses decreased 64%, or $4 million, in the three months ended September 30, 2017 primarily resulting from a decrease in real estate taxes and other costs associated with real estate sold in 2016.
Gain on sales of real estate, net—During the three months ended September 30, 2016, we recorded net pretax gains on real estate of $213 million primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Corporate Expenses—Corporate expenses decreased 16%, or $5 million, in the three months ended September 30, 2017 primarily due to a $3 million decrease in compensation expense as equity compensation expense related to the resignation of the CEO was accelerated in the first quarter of 2017 along with lower outside service expense of $3 million largely due to a decrease in professional fees related to technology.
Pension Credit—The pension credit decreased 9%, or $1 million, in three months ended September 30, 2017.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
Real Estate Revenues—Real estate revenues decreased 69%, or $24 million, in the nine months ended September 30, 2017 primarily due to the loss of revenue from real estate properties sold in 2016 and 2017.
Real Estate Expenses—Real estate expenses decreased 74%, or $24 million, in the nine months ended September 30, 2017 primarily resulting from an $11 million reduction of impairment charges associated with certain real estate properties. The sales of properties in 2016 also resulted in an $11 million decrease in real estate taxes and other costs associated with real estate sold in 2016.
Gain on sales of real estate, net—During the nine months ended September 30, 2016, we recorded net pretax gains on real estate of $213 million primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Corporate Expenses—Corporate expenses increased 8%, or $8 million, in the nine months ended September 30, 2017 primarily due to a $5 million increase in compensation expense, largely due to $6 million of severance expense related to the resignation of the CEO in the first quarter of 2017. Additionally, outside services were higher by $1 million driven by a $13 million increase in professional and legal fees primarily associated with the Merger, partially offset by a $12 million decrease in professional fees primarily related to technology.
Pension Credit—The pension credit decreased 9%, or $2 million, in the nine months ended September 30, 2017.

INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three and nine months ended September 30, 2017 and September 30, 2016 was as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Income from equity investments, net, before amortization of basis difference	$33,609	$45,381	-26%	$139,808	$155,254	-10%
Amortization of basis difference (1)	(12,551)	(13,644)	-8%	(40,952)	(40,959)	—%
Income on equity investments, net	$21,058	$31,737	-34%	$98,856	$114,295	-14%

(1)	See Note 6 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 for the discussion of the amortization of basis difference.
Income on equity investments, net decreased 34%, or $11 million, in the three months ended September 30, 2017 and decreased 14%, or $15 million, in the nine months ended September 30, 2017, primarily due to lower equity income from CareerBuilder as a result of a decline in our ownership due to the sale of a majority of our interest in CareerBuilder on July 31, 2017, as well as non-recurring transaction expenses incurred by CareerBuilder in connection with the transaction.
As described under “—Significant Events—CareerBuilder,” in the nine months ended September 30, 2017, we recorded non-cash pretax impairment charges of $181 million to write down our investment in CareerBuilder which is included in write-downs of investment in our unaudited Condensed Consolidated Statements of Operations.
Cash distributions from our equity method investments were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Cash distributions from equity investments	$32,911	$17,953	+83%	$182,561	$143,557	+27%
Cash distributions from equity investments increased 83%, or $15 million, in the three months ended September 30, 2017 and increased 27%, or $39 million, in the nine months ended September 30, 2017. The increase in the three months ended September 30, 2017 was primarily due to a $16 million distribution of excess cash from CareerBuilder prior to the closing of the CareerBuilder sale. The increase in the nine months ended September 30, 2017 also includes a $23 million increase in cash distributions from TV Food Network. Cash distributions in 2016 all relate to TV Food Network.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
Interest and dividend income	$827	$476	+74%	$1,880	$836	*

Interest expense (1)	$40,389	$38,296	+5%	$119,332	$114,508	+4%

Income tax (benefit) expense (2)	$(20,087)	$73,871	*	$(81,606)	$303,922	*

*	Represents positive or negative change equal to, or in excess of 100%

(1)
Interest expense excludes $4 million for the three months ended September 30, 2016, and $1 million and $11 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, related to discontinued operations. We used $400 million of the proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility and the interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility.

(2)
Income tax (benefit) expense excludes a benefit of $7 million for the three months ended September 30, 2016 and an expense of $14 million and a benefit of $15 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, related to discontinued operations.

Interest Expense—Interest expense from continuing operations for each of the three months ended September 30, 2017 and September 30, 2016 includes amortization of debt issuance costs of $2 million. Interest expense from continuing operations for the nine months ended September 30, 2017 and September 30, 2016 includes the amortization of debt issuance costs of $5 million and $7 million, respectively.
Income Tax (Benefit) Expense—In the three and nine months ended September 30, 2017, we recorded an income tax benefit from continuing operations of $20 million and $82 million, respectively. The effective tax rate on pretax loss from continuing operations was 51.8% for the three months ended September 30, 2017. The rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs and other expenses not fully deductible for tax purposes, and a $1 million charge related to the resolution of federal and state income tax matters and other adjustments. The effective tax rate on pretax loss from continuing operations was 35.3% for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs and other expenses not fully deductible for tax purposes, a $1 million charge related to the resolution of federal and state income tax matters and other adjustments, a $3 million benefit related to expected refunds of interest paid on prior tax assessments and a $1 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three and nine months ended September 30, 2016, we recorded income tax expense from continuing operations of $74 million and $304 million, respectively. For the three months ended September 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses, a $9 million benefit related to the resolution of certain federal and state income tax matters, a $3 million benefit to adjust our deferred taxes and a $4 million benefit resulting from a change in our state tax rates. For the nine months ended September 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), a $102 million charge to establish a reserve net of federal and state tax benefit for interest on the Newsday transaction, and a related $88 million charge to adjust our deferred taxes, as described below, the domestic production activities deduction, other non-deductible expenses, a $10 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, a $5 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation and a $4 million benefit resulting from a change in the Company’s state tax rates.
Although we believe our estimates and judgments are reasonable, the resolutions of our income tax matters are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We have continued the monetization of our real estate portfolio. As of September 30, 2017, we had two real estate properties held for sale, as further described in Note 4 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017. We expect to broaden this sales activity to other properties to take advantage of robust market conditions although there can be no assurance that any such divestitures can be completed in a timely manner, on favorable terms or at all. The Merger Agreement for the proposed merger with Sinclair, described in the introduction to this management’s discussion and analysis, places certain limitations on our use of cash, including our application of cash to repurchase shares, our ability to declare any dividends other than quarterly dividends of $0.25 or less per share, our ability to make certain capital expenditures (except pursuant to our 2017 capital expenditures budget), and pursue significant business acquisitions.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Net cash provided by operating activities	$171,411	$186,540
Net cash provided by investing activities	903,421	442,041
Net cash used in financing activities	(1,062,502)	(247,527)
Net increase in cash and cash equivalents	$12,330	$381,054

Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2017 was $171 million compared to $187 million for the nine months ended September 30, 2016. The decrease was primarily due to lower operating cash flows from operating results and unfavorable working capital changes, largely offset by lower cash paid for income taxes and higher distributions from equity investments. Cash paid for income taxes, net of income tax refunds, decreased by $53 million. Distributions from equity investments increased by $34 million to $178 million for the nine months ended September 30, 2017 from $144 million for the nine months ended September 30, 2016.
Investing activities
Net cash provided by investing activities totaled $903 million for the nine months ended September 30, 2017. Our capital expenditures in the nine months ended September 30, 2017 totaled $41 million. In the nine months ended September 30, 2017, we received net proceeds of $558 million from the Gracenote Sale, $172 million related to gross proceeds from the sale of certain FCC licenses in the FCC spectrum auction, $143 million related to the partial sale of CareerBuilder, $61 million related to the sales of real estate and $6 million related to the sale of marketable equity securities.
Net cash provided by investing activities totaled $442 million for the nine months ended September 30, 2016. Our capital expenditures in the nine months ended September 30, 2016 totaled $62 million. In the nine months ended September 30, 2016, we received net proceeds of $507 million related to the sales of real estate and other assets, as further described in Note 4 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017.
Financing activities
Net cash used in financing activities was $1.063 billion for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we repaid $704 million of borrowings under our Term Loan Facility and the Dreamcatcher Credit Facility, which included using $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term B Loans in the first quarter of 2017 and using $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans in the third quarter of 2017. Additionally, we used $203 million of long-term borrowings of Term C Loans to repay $184 million of Term B Loans, with the remainder used to pay fees associated with the 2017 Amendment. We paid dividends of $564 million consisting of quarterly cash dividends of $65 million and the special cash dividend of $499 million.
Net cash used in financing activities was $248 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we paid quarterly cash dividends of $69 million and paid $149 million for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program (see “—Repurchases of Equity Securities” below for further information). We also repaid $21 million of borrowings under our Term Loan Facility and the Dreamcatcher Credit Facility.

Debt
Our debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84% and 3.82%, net of unamortized discount and debt issuance costs of $2,059 and $31,230	$187,566	$2,312,218
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $22,653	1,643,239	—
5.875% Senior Notes due 2022, net of debt issuance costs of $13,351 and $15,437	1,086,649	1,084,563
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $80	—	14,770
Total debt (1)	$2,917,454	$3,411,551

(1)	Under the terms of the Merger Agreement, Sinclair will assume all of our outstanding debt on the date the Merger is closed.
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
As described under “—Significant Events—Secured Credit Facility,” on January 27, 2017, we entered into the 2017 Amendment pursuant to which we converted Former Term B Loans into a new tranche of Term C Loans of approximately $1.761 billion, extended the maturity date of the Term C Loans and revised certain terms under the Term Loan Facility. On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased the amount of commitments under our Revolving Credit Facility from $300 million to $420 million. At September 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $21 million of standby letters of credit outstanding primarily in support of our workers’ compensation insurance programs.
As further described in Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017, on February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term B Loans.
In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million prepayment, we recorded a loss of $19 million on the extinguishment and modification of debt, as further described in Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017.
During the third quarter of 2017, we used $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans. Subsequent to these payments, our quarterly installments related to the remaining principal amount of the Term C Loans are not due until the third quarter of 2022. We recorded charges of $1 million associated with debt extinguishment in the three months ended September 30, 2017. See Note 9 for additional information regarding our participation in the FCC’s incentive auction.
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
Dreamcatcher Credit Facility—We and the guarantors guarantee the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2016 for the description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations and the obligations of the guarantors under the Secured Credit Facility. During the three months ended September 30, 2017, we used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility as any proceeds received by Dreamcatcher as a result of the FCC spectrum auction were required to be first used to repay the Dreamcatcher Credit Facility. Debt extinguishment charge recorded in the three months ended September 30, 2017 associated with this prepayment was immaterial. We made the final payment to pay off the Dreamcatcher Credit Facility in September 2017.
Contractual Obligations
The table below includes our future payments for the contractual obligations which were materially affected by the 2017 Amendment, the $400 million prepayment of the Term B Loans on February 1, 2017, as a result of the Gracenote Sale which closed on January 31, 2017, and the $102 million prepayment of a portion of the Term Loan Facility, as further described under “—Significant Events—Secured Credit Facility,” as well as the payoff of the Dreamcatcher Credit Facility in the third quarter of 2017, as further described in the “—Significant Events—Dreamcatcher Credit Facility” section above.

	Payments Due for the 12-Month Period Ended September 30,
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)	$2,955,517	$—	$—	$1,290,949	$1,664,568
Interest on long-term debt (1)(2)	834,435	149,682	299,242	284,599	100,912
Total	$3,789,952	$149,682	$299,242	$1,575,548	$1,765,480

(1)
As of September 30, 2017, the Company has $1.666 billion of Term C Loans outstanding. The Term C Loans maturity date is the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time), as further described in Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017. For purposes of the above table, Term C Loans are deemed to mature in 2024.

(2)
Interest payments on long-term debt include the impact of our hedging program with respect to $500 million of Term C Loans, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017.

Repurchases of Equity Securities
On February 24, 2016, the Board of Directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock (the “2016 Stock Repurchase Program”). Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The repurchase program may be suspended or discontinued at any time. During 2016, we repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. During the nine months ended September 30, 2017, we did not make any share repurchases. As of September 30, 2017, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
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
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
Second quarter	0.25	21,816	0.25	22,959
Third quarter	0.25	21,834	0.25	22,510
Total quarterly cash dividends declared and paid	$0.75	$65,392	$0.75	$68,684
On October 26, 2017, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on December 5, 2017 to holders of record of Common Stock and Warrants as of November 20, 2017.
Any determination to pay dividends on our Common Stock, and the establishment of the per share amount, record dates and payment dates, is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings and cash flows, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the indenture governing the Notes, as further described in Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. Under the Merger Agreement, we may not pay dividends other than quarterly dividends of $0.25 or less per share. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
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
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 for a discussion of new accounting guidance.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2017. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2016 for further information.

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
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. The terms of the agreement reached with the IRS appeals office were materially consistent with our reserve at June 30, 2016. In connection with the final agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily related to the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve described above. The remaining $4 million of state liabilities are included in the income taxes payable account on the unaudited Condensed Consolidated Balance Sheet at September 30, 2017.
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2016, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2016) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2017 would be approximately $48 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through September 30, 2017, we have paid or accrued approximately $50 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of September 30, 2017 includes deferred tax liabilities of $149 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our liability for unrecognized tax benefits totaled $23 million at September 30, 2017 and December 31, 2016.
In July 2017, following the initial filing of the proxy statement/prospectus (the “Proxy Statement/Prospectus”) by each of Sinclair and us with the SEC relating to the Merger, four purported Tribune shareholders (the “Plaintiffs”) filed putative class action lawsuits against us, members of our Board, and, in certain instances, Sinclair and Samson Merger Sub, Inc. (collectively, the “Parties”) in the United States District Courts for the Districts of Delaware and Illinois. The actions are captioned McEntire v. Tribune Media Company, et al., 1:17-cv-05179 (N.D. Ill.), Duffy v.

Tribune Media Company, et al., 1:17-cv-00919 (D. Del.), Berg v. Tribune Media Company, et al., 1:17-cv-00938 (D. Del.), and Pill v. Tribune Media Company, et al., 1:17-cv-00961 (D. Del.) (collectively, the “Actions”). These lawsuits allege that the Proxy Statement/Prospectus omitted material information and was materially misleading in violation of the Securities Exchange Act of 1934, as amended, and SEC Rule 14a-9 and generally seek preliminary and permanent injunctive relief, rescission or rescissory damages, and unspecified damages. On September 15, 2017, the Parties entered into a memorandum of understanding (the “MOU”) to resolve the individual claims asserted by the Plaintiffs. The MOU acknowledges that we, in part in response to the claims asserted in the Actions, filed certain supplemental disclosures with the SEC on August 16, 2017 and that we, solely in response to the Actions, communicated to four third parties that participated in the sale process and twenty-three third parties that have signed confidentiality agreements in connection with potential divestitures that the “standstill” obligations of such third parties were waived. The Parties further agreed that we would make the additional supplemental disclosures, which are set forth in our Current Report on Form 8-K, filed with the SEC on September 15, 2017. Further, the MOU specifies that within five business days of the closing of the Merger, the Parties will file stipulations of dismissal for the Actions pursuant to Federal Rule of Civil Procedure 41(a), which will dismiss Plaintiffs’ individual claims with prejudice, and dismiss the claims asserted on behalf of a purported class of our shareholders without prejudice. The MOU will not affect the timing of the Merger or the amount or form of consideration to be paid in the Merger.
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
Since the initial issuance of the Warrants on December 31, 2012 through September 30, 2017, we have issued 16,609,860 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,753,390 Warrants. Of these exercises, we issued 12,636,807 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,662 from the exercises. In addition, we issued 3,973,053 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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
Repurchases of Equity Securities
During the nine months ended September 30, 2017, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of September 30, 2017, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2017.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.3	Amended and Restated By-laws of Tribune Media Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Tribune Media Company, filed October 31, 2017).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase