Form 10-K
period 2017-12-31
TRIBUNE MEDIA CO
filed 2018-03-01
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Registrant’s telephone number, including area code: (646) 563-8296
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
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales prices of the registrant’s Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange (“NYSE”) and OTC Bulletin Board (“OTC”) market, respectively, on June 30, 2017, was $2,977,558,766.
As of February 15, 2018, 87,489,278 shares of the registrant’s Class A Common Stock and 5,557 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
All or a portion of items 10 through 14 of Part III of this Form 10-K are incorporated by reference to our definitive proxy statement on Schedule 14A for our 2018 Annual Meeting of Shareholders; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

TRIBUNE MEDIA COMPANY

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and the Merger (as defined below) under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	risks associated with the ability to consummate the merger (the “Merger”) between us and Sinclair Broadcast Group, Inc. (“Sinclair”) and the timing of the closing of the Merger;

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (the “Merger Agreement”), dated May 8, 2017, with Sinclair, providing for the acquisition by Sinclair of all of the outstanding shares of our Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”);

•	the risk that the regulatory approvals for the proposed Merger with Sinclair may be delayed, not be obtained or may be obtained subject to conditions that are not anticipated;

•	risks related to the disruption of management time from ongoing business operations due to the Merger and the restrictions imposed on the Company’s operations under the terms of the Merger Agreement;

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
We caution you that the foregoing list of important factors is not exhaustive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Should one or more of the risks or uncertainties described in this Annual Report or our other filings with the Securities and Exchange Commission (the “SEC”) occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

PART I
ITEM 1. BUSINESS
Company Overview
Tribune Media Company is a diversified media and entertainment business. It is comprised of 42 local television stations, which we refer to as “our television stations,” that are either owned by us or owned by others but to which we provide certain services, along with a national general entertainment cable network, a radio station, a production studio, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets, including our equity investments that provide cash distributions, distinguishes us from traditional pure-play broadcasters. Unless otherwise indicated, references in this Annual Report to “Tribune Media,” “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
On May 8, 2017, we entered into the Merger Agreement with Sinclair, providing for the acquisition by Sinclair of all of the outstanding shares of our Common Stock by means of a merger of Samson Merger Sub Inc., a wholly owned subsidiary of Sinclair, with and into Tribune Media Company, with Tribune Media Company surviving the Merger as a wholly owned subsidiary of Sinclair, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Sinclair Merger Agreement.”
On December 19, 2016, we entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business, which was previously a reportable segment, for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The transaction was completed on January 31, 2017 and we received gross proceeds of $581 million. In the second quarter of 2017, we received additional proceeds of $3 million as a result of purchase price adjustments. The Digital and Data entities included in the Gracenote Sale consisted of Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”). Our Digital and Data segment consisted of several businesses focused on collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. Also included in the Digital and Data segment were business-to-consumer online sports information websites which were not included in the Gracenote Sale and are now managed and included in the Television and Entertainment reportable segment. The previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was not material.
In accordance with Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), assets and liabilities of the Gracenote Companies included in the Gracenote Sale are classified as discontinued operations in our Consolidated Balance Sheet as of December 31, 2016, and the results of operations are reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for all periods presented. Accordingly, all references made to financial data in this Annual Report are to Tribune Media Company’s continuing operations, unless specifically noted.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments, including equity method investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (through our investment in Camaro Parent, LLC) (“CareerBuilder”) and a cost method investment in New Cubs LLC (as described and defined below). Television and Entertainment is a reportable segment which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, as well as news, entertainment and sports information via our websites and other digital assets.
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
On August 4, 2014, we completed a separation transaction (the “Publishing Spin-off”), resulting in the spin-off of the assets and certain liabilities of the businesses primarily related to our principal publishing operations, other than owned real estate and certain other assets (the “Publishing Business”), through a tax-free, pro rata dividend to our stockholders and warrantholders of 98.5% of the shares of common stock of tronc, Inc. (“tronc”), and we retained at that time 1.5% of the outstanding common stock of tronc. The Publishing Business consisted of newspaper publishing and local news and information gathering functions that operated daily newspapers and related websites, as well as a number of ancillary businesses that leveraged certain of the assets of those businesses. As a result of the completion of the Publishing Spin-off, tronc operates the Publishing Business as an independent, publicly-traded company. On January 31, 2017, we sold our tronc shares for net proceeds of $5 million.

On October 1, 2014, we sold our equity interest in CV to TEGNA Inc. (“TEGNA”).
On December 5, 2014, we completed the registration of the Company’s Class A Common Stock on the New York Stock Exchange (“NYSE”) and since then, our Class A Common Stock has traded on the NYSE under the symbol “TRCO.”
On January 31, 2017, we completed the Gracenote Sale and on July 31, 2017, we sold a majority of our interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board.
The following chart illustrates our organizational structure as of December 31, 2017:

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
(3) This entity and its direct and indirect subsidiaries hold certain of our other equity method investments, including our investment in CareerBuilder.
(4) This entity and its direct and indirect subsidiaries hold the majority of our real estate assets.
(5) Other direct and indirect subsidiaries that hold various broadcasting and other Company assets, including certain cost method investments.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
Geographically diversified media properties in attractive U.S. markets.
We are one of the largest independent station owner groups in the United States based on household reach, and we own or operate local television stations in each of the nation’s top seven markets by population. We have network affiliations with all of the major over-the-air networks, including American Broadcasting Company (“ABC”), CBS Corporation (“CBS”), FOX Broadcasting Company (“FOX”), National Broadcasting Company (“NBC”), Master Distribution Service, Inc. (“MyNetworkTV” or “MY”), and The CW Network, LLC (“CW”). We provide highly-valued programming, including the National Football League (“NFL”) and other live sports, on many of our stations and local news to approximately 50 million U.S. households in the aggregate, as measured by Nielsen Media Research, representing approximately 44% of all U.S. households.
In addition, we own a national general entertainment cable network, WGN America, which is available in more than 77 million households nationally, as estimated by Nielsen Media Research. WGN America provides us with a platform for launching high quality scripted programming. We believe that the combination of our broadcast stations and WGN America creates a differentiated distribution platform.
Strong cash flow generation.
Our businesses have historically generated strong cash flows from operations. For the three years ended December 31, 2017, our net cash provided by such operating activities totaled $533 million, which includes $539 million of cash distributions received from our equity method investments, primarily from TV Food Network, our largest equity method investment. In addition to the $539 million of cash distributions accounted for within the cash flows provided by operating activities, $14 million of cash distributions were accounted for within the cash flows from investing activities. TV Food Network has historically provided substantial cash distributions annually.

Opportunistically deploying capital to drive stockholder returns.
Our capital allocation policy is focused on driving returns for stockholders and investing in areas that are intended to drive growth in our profitability. On February 24, 2016, our board of directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. As of December 31, 2016, we repurchased 6,432,455 shares in open market transactions at an aggregated purchase price of $232 million under the existing stock repurchase program. We did not repurchase any shares of Common Stock during 2017 and the Merger Agreement prohibits us from engaging in additional share repurchases. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
In addition, on February 21, 2018, our Board declared a quarterly cash dividend of $0.25 per share on our Common Stock to be paid on March 26, 2018 to holders of record of Class A Common Stock and Class B Common Stock as of March 12, 2018, continuing the quarterly dividends that we have paid since the Company’s dividend program was announced on March 6, 2015. For the three years ended December 31, 2017, we paid a total of approximately $1.969 billion to our stockholders (including warrant holders) through dividends and share repurchases, including $649 million and $499 million paid as special cash dividends in April 2015 and February 2017, respectively. Under the Merger Agreement, we may not pay dividends other than quarterly dividends of $0.25 or less per share.
Valuable investments and real estate holdings.
We currently hold a variety of investments, including equity method investments in TV Food Network and CareerBuilder and a 5% cost method investment in New Cubs LLC. TV Food Network, in which we have a 31% interest, operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel is a digital-tier network available nationally and airs popular off-Food Network programming as well as originally produced programming. CareerBuilder, in which we currently have an approximately 6% interest, on a fully diluted basis (including CareerBuilder employees’ unvested equity awards), is a global leader in human capital solutions, helping companies target, attract and retain talent. Its website, CareerBuilder.com, is a leading job website in North America. CareerBuilder operates websites in the United States, Europe, Canada, Asia and South America. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—CareerBuilder” for a discussion related to the sale of the majority of our interest in CareerBuilder in 2017.
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
Our senior management team has broad and diverse experience across their respective disciplines, with proven track records of success in the industry. Our organization consists of talented executives with expertise across finance, strategy, operations, regulatory matters and human resources. Our management team has a unified vision for the Company, which includes capitalizing on our current strengths and strategically investing in new initiatives.

Strategies
Our mission is to create, produce and distribute outstanding entertainment, news and sports content that informs, entertains, engages and inspires millions of people every day. To achieve this mission, we are pursuing the following strategies:
Utilize the scale and quality of our operating businesses to increase value to our partners: advertisers, MVPDs, network affiliates and consumers.
Our television station group reaches approximately 50 million households nationally, as measured by Nielsen Media Research, representing approximately 44% of all U.S. households. WGN America, our national general entertainment cable network, reaches approximately 65% of U.S. households and the digital networks we operate, Antenna TV and THIS TV, collectively reach approximately 93% of U.S. households. We also operate approximately 60 websites primarily associated with our television stations, which, in 2017, reached an average of 54 million unique visitors monthly, as measured by comScore.
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
WGN America, our highly distributed general entertainment cable network, is currently available in more than 77 million households as estimated by Nielsen Media Research. Our strategy is to build a network that combines high quality scripted programming and feature films.
Be the most valued source of local news and information in the markets in which we operate.
Local news is a cornerstone of our television stations. We believe local news enjoys a competitive advantage relative to national news outlets due to its ability to generate immediate reporting, which is especially valuable when a breaking news story develops in a local market. We are also able to utilize our breadth of coverage to distribute local content on a national scale by sharing news stories on-air and digitally across Tribune-covered markets. Annually, we produce over 80,000 hours of news. We also operate approximately 60 websites and approximately 180 mobile applications.
Disciplined management of operating costs and capital investment.
Our management team is focused on maintaining a disciplined cost management program, while ensuring that the Company is investing in the areas that are expected to continue to drive profitability and growth. We maintain a strong focus on our programming and operating costs through detailed analysis. We also believe that the reach of our station group provides us with a favorable negotiating position with programming providers and other vendors, which can enable us to secure syndicated programming at more favorable prices.
Monetization of our real estate assets.
We intend to continue the monetization of our real estate assets while continuing the value maximization process. We do this by continuously assessing the market conditions and executing on what we believe are the best strategies for each of the properties, including divestitures or forming strategic partnerships with local developers. In 2017 and 2016, we sold several properties for net pretax proceeds of $144 million and $506 million, respectively, and recognized a net pretax gain of $29 million and $213 million, respectively, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Prime sports programming in major markets.
In several markets, we have acquired local television broadcast rights for certain sporting events, including Major League Baseball (“MLB”) baseball, National Basketball Association (“NBA”) basketball, and National Hockey League (“NHL”) hockey. Additionally, our stations that are affiliated with FOX, CBS and NBC broadcast certain NFL football and MLB baseball games, and other popular sporting events provided by these networks.
Segments
We operate our business through the Television and Entertainment reportable segment, and under Corporate and Other we report the management of certain of our real estate assets, including revenues from leasing our owned office and production facilities, as well as certain administrative activities associated with operating corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans. We also currently hold a variety of minority investments, including TV Food Network, CareerBuilder and New Cubs LLC. See Note 20 to our audited consolidated financial statements for further information.
Television and Entertainment
Our Television and Entertainment reportable segment primarily consists of the following businesses:

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
Tribune Broadcasting owns or provides certain services to 42 local television stations, reaching approximately 50 million households nationally, as measured by Nielsen Media Research, making us one of the largest independent station groups in the United States based on household reach. Currently, our television stations, including the 3 stations to which we provide certain services under SSAs with Dreamcatcher, consist of 14 FOX television affiliates, 12 CW television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 3 MY television affiliates, 2 NBC television affiliates and 2 independent television stations. Our affiliates represent all the major over-the-air networks, and we own or operate local television stations in each of the nation’s top seven markets by population.

The following chart provides additional information regarding our television stations:

Stations	Market	Market Rank(1)	% of U.S. Households	Primary Network Affiliations	Affiliation Expiration
WPIX	New York	1	6.3%	CW	2021
KTLA	Los Angeles	2	4.7%	CW	2021
WGN	Chicago	3	2.9%	IND	N/A
WPHL(2)	Philadelphia	4	2.6%	MY	2018
KDAF	Dallas	5	2.4%	CW	2021
WDCW(3)	Washington	6	2.2%	CW	2021
KIAH	Houston	7	2.2%	CW	2021
KCPQ / KZJO	Seattle	12	1.7%	FOX / MY	2018/2018
WSFL	Miami	16	1.5%	CW	2021
KDVR / KWGN	Denver	17	1.4%	FOX / CW	2018/2021
WJW	Cleveland	19	1.3%	FOX	2018
KTXL	Sacramento	20	1.3%	FOX	2019(4)
KTVI / KPLR	St. Louis	21	1.1%	FOX / CW	2018/2021
KRCW	Portland	22	1.1%	CW	2021
WXIN / WTTV	Indianapolis	28	0.9%	FOX / CBS	2019(4)/2019
KSWB	San Diego	29	0.9%	FOX	2019(4)
KSTU	Salt Lake City	30	0.8%	FOX	2018
WTIC / WCCT	Hartford	32	0.8%	FOX / CW	2019(4)/2021
WDAF	Kansas City	33	0.8%	FOX	2018
WITI(5)	Milwaukee	36	0.8%	FOX	2018
KFOR / KAUT	Oklahoma City	41	0.6%	NBC / IND	2019/N/A
WXMI	Grand Rapids	43	0.6%	FOX	2019(4)
WPMT(6)	Harrisburg	45	0.6%	FOX	2019(4)
WTKR(7) / WGNT(7)	Norfolk	47	0.6%	CBS / CW	2019/2021
WGHP	Greensboro	48	0.6%	FOX	2018
WREG	Memphis	50	0.6%	CBS	2019
WGNO / WNOL	New Orleans	51	0.6%	ABC / CW	2019/2021
WTVR	Richmond	55	0.5%	CBS	2019
WNEP(7)(8)	Wilkes Barre	57	0.5%	ABC	2019
WHO	Des Moines	68	0.4%	NBC	2019
WHNT	Huntsville	80	0.3%	CBS	2019
KFSM / KXNW	Ft. Smith	98	0.3%	CBS / MY	2019/2018
WQAD	Davenport	102	0.2%	ABC	2019

(1) Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Local Television Market Universe Estimates for 2017-2018, as published by Nielsen Media Research.
(2) As of January 15, 2018, WPHL is operating on 50 percent of the allocated 6 megahertz of spectrum as a host station pursuant to a channel sharing agreement with Univision Philadelphia LLC, licensee of WUVP-DT.
(3) As of January 23, 2018, WDCW is operating on 33 percent of the allocated 6 megahertz of spectrum as a tenant station pursuant to a channel sharing agreement with Unimas D.C., LLC, licensee of WFDC-DT.
(4) These FOX affiliation agreements include an early termination provision that permits FOX, upon notice, to reclaim the affiliation if FOX purchases a station within the corresponding DMA.
(5) As of January 8, 2018, WITI is operating on 80 percent of the allocated 6 megahertz of spectrum as a host station pursuant to a channel sharing agreement with VCY America, Inc., licensee of WVCY-TV.
(6) As of January 3, 2018, WPMT is operating on 50 percent of the allocated 6 megahertz of spectrum as a tenant station pursuant to a channel sharing agreement with WITF, Inc., licensee of WITF-TV.
(7) Stations owned by Dreamcatcher to which we provide certain services under SSAs.
(8) As of December 4, 2017, WNEP is operating on 50 percent of the allocated 6 megahertz of spectrum as a host station pursuant to a Channel Sharing Agreement with Northeastern Pennsylvania Educational Television Association, licensee of WVIA-TV.

Our television and radio stations are operated pursuant to licenses granted by the FCC. As of the date of this filing under rules promulgated and enforced by the FCC and except as otherwise noted in the table above, each of our television stations has 6 megahertz of spectrum. Our television and radio operations are broadly regulated by the FCC, subject to ongoing rule changes, and subject to periodic renewal, as discussed further in “—Regulatory Environment” below.
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
We produce over 80,000 hours of news annually and many of our newscasts are critically acclaimed.
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
Sources of Revenue and Expenses
Tribune Broadcasting
Our television stations derive a majority of their revenue from local and national broadcasting advertising and retransmission revenues. Other sources of revenue include barter/trade revenues and copyright royalties. Barter/trade revenue is the exchange of advertising airtime in lieu of cash payments for the rights to programming, equipment, merchandise or services. As discussed in Note 1 to our audited consolidated financial statements, barter revenue will no longer be recognized pursuant to new revenue recognition guidance that we will adopt in the first quarter of 2018 using the modified retrospective transition method. Copyright royalties represent distributions collected from satellite and cable companies and distributed by the U.S. Copyright Office for programming created by us that was broadcast outside of the local market in which it was intended to air prior to WGN America becoming exclusively a cable network in November 2015. As a cable network, WGN America no longer generates copyright royalties revenue.
While serving the programming interests and needs of our television audiences, we also seek to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience. We attract most of our national television advertisers through a retained national marketing representation firm. Our local television advertisers are attracted through the use of a local sales force at each of our television stations. We also derive advertising revenue from our television stations’ corresponding websites and mobile applications and other entertainment and sports information websites. In total, we currently operate approximately 60 websites and approximately 180 mobile applications. As consumers continue to turn to online resources for news and entertainment content, we are adapting and expanding our digital presence in each of the local markets where we operate.
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
Antenna TV and THIS TV
Antenna TV, which is owned and operated by Tribune Broadcasting, is a digital multicast network airing on television stations across the United States. The network features classic television programs and movies. Local television stations air Antenna TV as a digital multicast channel, often on a .2 or .3 channel depending on the city and the station, using data compression techniques that allow a television station to transmit more than one independent program channel at the same time. Antenna TV is free and available over-the-air using a traditional broadcast television or antenna. In addition, most major cable companies across the United States carry local affiliate feeds of Antenna TV. In some cities, stations run alternative local programming at various points throughout the day. Currently, the network is available in 135 markets, including markets in which Tribune owns or provides services to a television station. The primary source of revenue is advertising, both at the network level as well as the locally sold advertising for those markets in which we operate.
THIS TV is a digital multicast network airing on certain television stations across the United States. It is owned by Metro-Goldwyn-Mayer Studios, Inc. (“MGM”) and operated by Tribune Broadcasting. The network programming largely consists of movies, limited classic television series and children’s programming. Local television stations air THIS TV as a digital multicast channel often on a .2 or .3 channel, depending on the city and the station. THIS TV is free and available over-the-air using a traditional broadcast television or antenna. In addition, most major cable companies across the United States carry local affiliate feeds of THIS TV. Currently, the network is available in 104 markets, including markets in which Tribune owns or provides services to a television station. Revenue consists of locally sold advertising for those markets in which we operate, a fee from MGM for operating the network as well as profit participation.
WGN America
WGN America is our national, general entertainment cable network. The channel is currently available in more than 77 million households as estimated by Nielsen Media Research. WGN America programming is delivered by our MVPD partners and consists primarily of syndicated series and movies. Content contracts are typically signed with the major studios and program distributors and cover a period of one to five years, with payment typically made over several years. WGN America is a highly distributed general entertainment cable channel. Our strategy for WGN America includes obtaining rights for off-network syndication, many of which are exclusive. Our syndication programming currently includes popular television series such as Blue Bloods, Cops, Elementary, M*A*S*H and Person of Interest.
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

•
Copyright revenue—We receive fee revenues distributed by the U.S. Copyright Office based on original programming that was primarily retransmitted prior to WGN America becoming exclusively a cable network in November 2015 and not directly paid for by MVPDs.

The primary expenses for WGN America are programming costs associated with new productions, syndicated programming and marketing and promotion costs.
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
A large percentage of the facilities we own house tronc’s businesses and are subject to operating leases. As of December 31, 2017, our real estate holdings comprise 53 real estate assets, representing approximately 2.7 million square feet of office, studio, industrial and other buildings on land totaling approximately 1,000 acres. We estimate that approximately 1 million square feet and approximately 199 acres are available for full or partial redevelopment consisting of excess land, underutilized buildings, and older facilities located in urban centers. See “Item 2. Properties” for further information on our real estate holdings.
We intend to continue the monetization of a significant portion of our real estate while continuing to maximize the value of certain assets primarily by employing best practices in the operation and management of our holdings.
Investments
We hold a variety of investments, which include cable and digital assets. Currently, we derive significant cash flows from our largest equity method investment, a 31% interest in TV Food Network which operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Our partner in TV Food Network is Scripps Networks Interactive, Inc. (“Scripps”), which owns a 69% interest in TV Food Network and operates the networks on behalf of the partnership. Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel caters to avid food lovers by focusing on food information and instructional cooking programming and delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. Cooking Channel is a digital-tier network, available nationally and airs popular off-Food Network programming as well as originally produced programming.
We also currently hold a number of other smaller investments in private companies such as our 6% interest in CareerBuilder, on a fully diluted basis (including CareerBuilder employees’ unvested equity awards), and a 5% membership interest in New Cubs LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—CareerBuilder” for a discussion related to the sale of the majority of our interest in CareerBuilder in 2017. See Note 8 to our audited consolidated financial statements for further information on our investments.
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
Major competitors include broadcast owners and operators, namely FOX, ABC, CBS and NBC, as well other major broadcast television station owners, including TEGNA, Nexstar Media Group, Sinclair, Gray Television and Raycom Media as well as other cable networks, including TNT, TBS, USA, FX, and AMC.

Customers and Contracts
No single customer accounted for more than 10% of Television and Entertainment or consolidated operating revenues in 2017, 2016 or 2015.
We are a party to multiple contractual arrangements with several program distributors for their respective programming content. In addition, we have affiliation agreements with our television affiliates, such as FOX, CBS, ABC, NBC and CW.
Intellectual Property
We do not face major barriers to our operations from patents owned by third parties as we view continuous innovation with respect to our technology as being one of our key competitive advantages. We maintain a growing patent and patent application portfolio with respect to our technology, owning, as of December 31, 2017, approximately 100 U.S. and foreign issued patents and approximately 170 pending patent applications in the U.S. and foreign jurisdictions. Generally, the duration of issued patents in the U.S. is 20 years from filing of the earliest patent application to which an issued patent claims priority. We also maintain federal, international, and state trademark registrations and applications that protect, along with common law rights, our brands, certain of which are long-standing and well known, such as WGN, WPIX, and KTLA. Generally, the duration of a trademark registration is perpetual, if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. Further, we maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our viewers and consumers in our markets and across the country. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
Employees
As of December 31, 2017, we employed approximately 6,000 employees (including both full-time and part-time). Approximately 1,300 of our Television and Entertainment employees were represented by labor unions. We have not recently experienced any significant labor problems and consider our overall labor relations to be good.
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
Each television and radio station that we own must be licensed by the FCC. Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of March 1, 2018, we had FCC authorization to operate 39 television stations and one AM radio station. We must also obtain FCC approval prior to the acquisition or disposition of a station, the construction of a new station or modification of the technical facilities of an existing station. Interested parties may petition to deny such applications and the FCC may decline to renew or approve the requested authorization in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will continue to do so in the future.
The FCC’s substantive media ownership rules in effect on December 31, 2017 generally limit or prohibit certain types of multiple or cross ownership arrangements. However, not every interest in a media company is treated as a type of ownership triggering application of the substantive rules. Under the FCC’s “attribution” policies the following relationships and interests generally are cognizable for purposes of the substantive media ownership restrictions: (1) ownership of 5% or more of a media company’s voting stock (except for investment companies, insurance companies and bank trust departments, whose holdings are subject to a 20% voting stock benchmark); (2) officers and directors of a media company and its direct or indirect parent(s); (3) any general partnership or limited liability company manager interest; (4) any limited partnership interest or limited liability company member interest that is not “insulated,” pursuant to FCC-prescribed criteria, from material involvement in the management or operations of the media company; (5) certain same-market time brokerage agreements; (6) certain same-market joint sales agreements; and (7) under the FCC’s “equity/debt plus” standard, otherwise non-attributable equity or debt interests in a media company if the holder’s combined equity and debt interests amount to more than 33% of the “total asset value” of the media company and the holder has certain other interests in another media property in the same market. In an order issued on November 20, 2017 (the “2014 Quadrennial Review Reconsideration Order”), the FCC eliminated the attribution of same-market television station JSAs. The change became effective on February 7, 2018. A petition for judicial review of the 2014 Quadrennial Review Reconsideration Order was filed on January 16, 2018 at the U.S. Court of Appeals for the Third Circuit and is pending. On January 25, 2018, the petitioners in that case filed an “Emergency Petition” asking the court to stay the effectiveness of all the FCC rule changes embodied in the 2014 Quadrennial Review Reconsideration Order. In an order issued on February 7, 2018, the court denied the “Emergency Petition” and stayed the petitioners’ underlying appeal of the 2014 Quadrennial Review Reconsideration Order for six months. We cannot predict the outcome of this proceeding or its effect on our business.
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”) in effect on December 31, 2017, a Company may hold attributable interests in up to two television stations within the same Nielsen Media Research DMA (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top-four-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. In a report and order issued in August 2016 and effective December 1, 2016 (the “2014 Quadrennial Review Order”), the FCC, among other things, adopted a rule applying the “top-four” ownership limitation to “affiliation swaps” within a market, thereby prohibiting transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. Such arrangements existing prior to the rule’s adoption are grandfathered, and the prohibition does not apply to multiple top-four network multicast streams broadcast by a single station. The 2014 Quadrennial Review Reconsideration Order that became effective on February 7, 2018, eliminated the eight-voices test and provides for a case-by-case review of television combinations involving two top-four ranked stations in a market. The 2014 Quadrennial Review Order remains the subject of a petition for judicial review by the Third Circuit. A petition for judicial review of the 2014 Quadrennial Review Reconsideration Order was filed on January 16, 2018 at the U.S. Court of Appeals for the Third Circuit and is pending. We cannot predict the outcome of these proceedings, or their effect on our business.
We own duopolies in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly met the top-four/eight voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002, and therefore is permitted under the rules. Our duopoly in the New Haven-Hartford DMA is permitted pursuant to a waiver granted by the FCC on November 16, 2012 in the Memorandum Opinion and Order (the “Exit Order”) granting our applications to assign our broadcast station licenses from the debtors-in-possession to our licensee subsidiaries in connection with the FCC’s approval of the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (subsequently amended and modified, the “Plan”). Our duopoly in the Fort Smith-Fayetteville DMA and our operation of full power “satellite” stations in the Denver and Indianapolis DMAs are permitted pursuant to waivers granted by the FCC in connection with the Local TV Acquisition (the “Local TV Transfer Order”), which was completed on December 27, 2013. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. We filed an Opposition to the Application for Review on February 21, 2014, and Free Press filed a reply on March 6, 2014. The matter is pending and we cannot predict the outcome. All of these combinations are permitted under the Duopoly

Rule as revised by the 2014 Quadrennial Review Reconsideration Order, subject to reauthorization of any outstanding waivers in the event of the assignment or transfer of control of any of the affected station licenses.
The FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”) in effect on December 31, 2017, generally prohibits entities from owning or holding “attributable interests” in both daily newspapers and broadcast stations in the same market. On August 4, 2014, we completed the Publishing Spin-off and retained 381,354 shares of tronc common stock, then representing 1.5% of the outstanding common stock of tronc. On January 31, 2017, we sold our shares of tronc. Accordingly, we do not have an attributable interest in the daily newspaper business or operations of tronc. As a result of the August 4, 2014 pro rata distribution of tronc stock to our shareholders, the three attributable shareholders of the Company (collectively, the “Attributable Shareholders”) became attributable shareholders of tronc. As of December 31, 2017, two Attributable Shareholders reported that they have divested their interest in tronc, while one maintains the status quo with respect to its interest in the companies.
Notwithstanding the Publishing Spin-off, the television/newspaper interests of the remaining Attributable Shareholder remain subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with the Exit Order. On November 12, 2013, we filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. In the 2014 Quadrennial Review Order, effective on December 1, 2016, the FCC modified the NBCO Rule by providing an exception for failed or failing entities and allowing for consideration of waivers of the rule on a case-by-case basis. The 2014 Quadrennial Review Reconsideration Order eliminated the NBCO Rule altogether effective as of February 7, 2018, thus, any residual attributable interests are permitted. The 2014 Quadrennial Review Order is the subject of a pending petition for judicial review by the U.S. Court of Appeals for the Third Circuit. A petition for judicial review of the 2014 Quadrennial Review Reconsideration Order was filed on January 16, 2018 at the U.S. Court of Appeals for the Third Circuit and is pending. We cannot predict the outcome of these proceedings or their effect on our business.
The FCC’s “National Television Multiple Ownership Rule” prohibits an entity from having attributable interest in television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In a Report and Order issued on September 7, 2016, the FCC repealed the UHF Discount but grandfathered existing station combinations, like ours, that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The FCC reinstated the UHF Discount in an Order on Reconsideration adopted on April 20, 2017 (the “UHF Discount Reconsideration Order”). Both the September 7, 2016 order repealing the UHF Discount and the April 20, 2017 order reinstating it are subject to pending petitions for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. Our current national reach exceeds the 39% cap on an undiscounted basis, but complies with the cap on a discounted basis. On December 18, 2017, the FCC released a Notice of Proposed Rulemaking seeking comment generally, on the continuing propriety of a national cap and the Commission’s jurisdiction with respect to the cap. We cannot predict the outcome of these proceedings, or their effect on our business.
The Company provides certain operational support and other services to the Dreamcatcher stations pursuant to SSAs. In the 2014 Quadrennial Review Order, the FCC adopted reporting requirements for SSAs. This rule was retained in the 2014 Quadrennial Review Reconsideration Order.
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
The Communications Act prohibits foreign parties from owning more than 20% of the equity or voting interests of a broadcast station licensee. The FCC has discretion under the Communications Act to permit foreign parties to own more than 25% of the equity or voting interests of the parent company of a broadcast licensee, but historically has declined to do so. In a Report and Order adopted September 29, 2016 and effective on January 30, 2017, the FCC adopted rules, presumptions and procedures to facilitate the exercise of its discretion to consider, on a case-by-case basis, proposals for foreign investment in broadcast licensee parent companies above the 25% benchmark. The procedures allow broadcasters to file for declaratory rulings seeking authority to have foreign ownership above 25%, apply a presumption allowing approved attributable foreign-interest holders to increase their holdings without additional FCC approval under some circumstances, and apply such authorization prospectively to all after-acquired licenses.
FCC rules permit television stations to make an election every three years between either “must-carry” or “retransmission consent” with respect to carriage of their signals on local cable systems and DBS operators. Cable systems and DBS operators are prohibited from carrying the signal of a station electing retransmission consent until a written carriage agreement is negotiated with that station. On December 19, 2014, the FCC issued a notice of proposed rulemaking that would expand the definition of MVPD under the FCC’s rules to include certain “over-the-top” distributors of video programming that stream content to consumers over the open Internet. The proposal, if adopted, could result in changes both to how our television stations’ signals and WGN America are distributed, and to how viewers access our content. We cannot predict the outcome of the rulemaking proceeding or its effect on our business.
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
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and have received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a Dreamcatcher station) as of December 31, 2017. We used $102 million of after-tax proceeds to prepay a portion of the Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the

Dreamcatcher Credit Facility. We received gross pretax proceeds of $172 million from licenses sold by us in the FCC spectrum auction and expect to recognize a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum of television stations in January 2018. We also received $84 million of pretax proceeds for sharing arrangements whereby we will provide hosting services to the counterparties. Additionally, we paid $66 million of proceeds to counterparties who will host certain of our television stations under sharing arrangements. The proceeds received by us for hosting the counterparties have been recorded in deferred revenue and other long-term liabilities and will be amortized to other revenue over a period of 30 years starting with the commencement of each arrangement. The payments to the counterparties have been recorded in prepaid and other long-term assets and will be amortized to direct operating expense over a period of 30 years starting with the commencement of each arrangement.
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
From time to time, the FCC revises existing regulations and policies in ways that could affect our broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. We cannot predict such actions or their resulting effect upon our business and financial position.
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
Corporate Information
We are incorporated in Delaware and our corporate offices are located at 515 North State Street, Chicago, Illinois 60654. Our website address is www.tribunemedia.com, and our corporate telephone number is (646) 563-8296. Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, and nominating and corporate governance committees are also available on our website www.tribunemedia.com under the heading “Investors.”
We file electronically with the SEC required reports, including Form 8-K, Form 10-Q and Form 10-K and other forms or reports as required. Certain of our officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The public may read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC’s Internet site (www.sec.gov). We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports in the Investor Relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
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
Risks Related to Our Proposed Merger with Sinclair
The Merger is subject to a number of conditions, including conditions that may not be satisfied or completed on a timely basis, if at all.
The consummation of the Merger is subject to a number of important closing conditions that make the closing and timing of the Merger uncertain. The conditions include, among others, obtaining FCC consent to transfers of control and assignments of licenses in connection with the Merger (the “FCC consent”), the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the absence of any legal impediments preventing the consummation of the Merger and the listing of the shares of Sinclair Class A common stock to be issued in the Merger on the NASDAQ Global Select Market. Failure to obtain clearance under the HSR Act or the FCC Consent would prevent us from consummating the Merger.
Under the Merger Agreement, Sinclair and Tribune each agreed, subject to the terms of the Merger Agreement, to use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to complete the Merger and the other transactions contemplated by the Merger Agreement as promptly as reasonably practicable. Sinclair also agreed, subject to the terms of the Merger Agreement, to use reasonable best efforts to take all actions to avoid or eliminate each and every impediment that may be asserted by any governmental authority with respect to the transactions so as to enable the closing to occur as soon as reasonably practicable, including taking certain actions (each, an “approval action”) to obtain regulatory approval. Specifically, Sinclair agreed to divest one or more television stations in the following Nielsen DMAs: (i) Seattle-Tacoma, Washington, (ii) St. Louis, Missouri, (iii) Salt Lake City, Utah, (iv) Grand Rapids-Kalamazoo-Battle Creek, Michigan, (v) Oklahoma City, Oklahoma, (vi) Wilkes Barre-Scranton, Pennsylvania, (vii) Richmond-Petersburg, Virginia, (viii) Des Moines-Ames, Iowa, (ix) Harrisburg-Lancaster-Lebanon-York, Pennsylvania and (x) Greensboro-High Point Salem, North Carolina (collectively, the “overlap markets”) as necessary to comply with the Duopoly Rule or to obtain clearance under the HSR Act, in each case as required by the applicable governmental authority in order to obtain approval of and consummate the Merger, and if necessary or advisable to avoid, prevent, eliminate or remove the actual, anticipated or threatened commencement of any proceeding in any forum or issuance of any order that would delay, restrain, prevent, enjoin or otherwise prohibit consummation of the transactions contemplated by the Merger Agreement by any governmental authority.
Sinclair is required to designate either a Tribune station or Tribune stations or a Sinclair station or Sinclair stations for divestiture in each overlap market, as required by and subject to approval by the relevant governmental authority. Sinclair has also agreed to designate, at its option, certain additional Tribune stations or Sinclair stations for divestiture and to divest such stations in order to comply with the FCC’s National Television Multiple Ownership Rule (47 C.F.R. § 73.3555(e)) (the “FCC National Cap”) as required by the FCC in order to obtain approval of and consummate the Merger.
However, the Merger Agreement does not (i) require Sinclair or Tribune or any of their respective subsidiaries to take, or agree to take, any regulatory action, unless such action will be conditioned upon the consummation of the Merger and the transactions contemplated by the Merger Agreement, (ii) permit Tribune or any of its subsidiaries to agree, consent to or approve (without the prior consent of Sinclair, which need only be granted to the extent otherwise required under the Merger Agreement) any approval action or (iii) require Sinclair or any of its subsidiaries to agree to take or consent to the taking of any approval action other than divestitures described in the prior paragraph and other approval actions (not involving the divestitures of stations or the modification or termination of any local marketing, joint sales, shared services or similar contract or related option agreements) that would not reasonably be expected to result in a material adverse effect on the business, financial condition or results of operations of Sinclair and its subsidiaries, taken as a whole (including, after the closing, Tribune and its subsidiaries) (an “approval material adverse effect”).
Moreover, Sinclair and Tribune have also agreed that in the event that the UHF discount, which was reinstated in the Order on Reconsideration adopted by the FCC on April 20, 2017 and published in the Federal Register on May 5, 2017 (the “Order on Reconsideration”), In the Matter of Amendment of Section 73.3555(e) of the Commission’s Rules, National Television Multiple Ownership Rule (the “UHF discount”) is repealed, stayed, rendered inapplicable or otherwise not in full force and effect as of the closing (unless the FCC National Cap has been increased or otherwise modified so that the impact of the FCC National Cap is no less favorable to Sinclair and its subsidiaries than the impact of the national cap as in effect as of May 8, 2017 giving effect to the UHF discount), then the approval actions that would be required to be taken to obtain the FCC consent to the transactions would, in the aggregate, be deemed to reasonably be expected to result in an approval material adverse effect, and neither Sinclair nor any of its subsidiaries will be required to take or agree or consent to or approve such approval actions. A petition for judicial review of the Order on Reconsideration was filed at the D.C. Circuit Court of Appeals on May 12, 2017 and is pending.
In addition, under the Merger Agreement, Sinclair and Tribune agreed that if the FCC precludes Sinclair or any of its subsidiaries from holding a customary option to acquire any station to be divested to comply with the FCC National Cap, the divestiture would be deemed to reasonably be expected to result in an approval material adverse effect and neither Sinclair nor any of its subsidiaries will be required to divest or agree or consent to divest Tribune stations or Sinclair stations to comply with the FCC National Cap.
Applications seeking FCC approval of the transactions contemplated by the Merger Agreement (the “Applications”) were filed on June 26, 2017. On July 6, 2017, the FCC issued a Public Notice establishing procedures governing its review of the Applications. On July 14, 2017, the FCC issued a Protective Order governing the treatment of confidential and highly confidential information submitted to the record of the proceeding. Formal petitions to deny the Applications were filed on August 7, 2017 by DISH Network LLC, Steinman Communications, Inc., Public Knowledge, Common Cause, and United Church of Christ, OC Inc., NTCA-The Rural Broadband Association, Newsmax Media, Inc., American Cable Association, Competitive Carriers Association, and Free Press (collectively, the “Petitioners”); numerous other parties have filed comments and informal submissions supporting or opposing grant of the applications. Tribune and Sinclair jointly filed an opposition to the petitions to deny on August 22, 2017 (the “Joint Opposition”), and certain Petitioners and other parties filed replies to the Joint Opposition on August 29, 2017. By letter dated September 14, 2017, the FCC’s Media Bureau issued a Request for Information (“RFI”) to Sinclair and Tribune seeking additional information, documents and clarification of certain matters discussed in the Applications. Sinclair submitted a response to the RFI on October 5, 2017 (the “October 5 Response”). On October 18, 2017, the FCC’s Media Bureau issued a public notice pausing the FCC’s 180-day transaction review “shot-clock” for 15 days (until November 2, 2017) to afford interested parties an opportunity to comment on the October 5 Response. Certain of the Petitioners and other parties filed comments on or before November 2, 2017. The Applications are pending. On January 11, 2018, the FCC’s Media Bureau issued a public notice pausing the FCC’s “shot-clock” as of January 4, 2018 until Sinclair has filed amendments to the Applications along with divestiture applications and the FCC staff has had an opportunity to review any such submissions. On February 20, 2018, the parties filed an amendment to the Applications that, among other things, (1) requested authority under the Duopoly Rule for Sinclair to own two top four rated stations in each of three television markets and (2) identified stations (the “Divestiture Stations”) in 11 television markets that Sinclair proposes to divest in order for the Merger to comply with the Duopoly Rule and the National Television Multiple Ownership Rule. Concurrently, Sinclair filed applications proposing to place certain of the Divestiture Stations in an FCC-approved divestiture trust, if and as necessary, in order to facilitate the orderly divestiture of those stations following the consummation of the Merger.

On August 2, 2017, we received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after we and Sinclair have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing. The parties entered into an agreement with the DOJ on September 15, 2017 (the “DOJ Timing Agreement”), by which they agreed not to consummate the Merger Agreement before December 31, 2017, or 60 days following the date on which both parties have certified compliance with the second request, whichever is later. In addition, the parties agreed to provide the DOJ with 10 calendar days notice prior to consummating the Merger Agreement. The DOJ Timing Agreement has been amended twice, on October 30, 2017, to extend the date before which the parties may not consummate the Merger Agreement to January 30, 2018, and on January 27, 2018, to extend that date to February 11, 2018. The DOJ Timing Agreement thus currently provides that the parties will not consummate the Merger Agreement before February 11, 2018, or 60 days following the date on which both parties have certified compliance with the second request, whichever is later, and that the parties will provide the DOJ with 10 days notice before consummating the Merger Agreement.
There can be no assurance that the actions Sinclair is required to take under the Merger Agreement to obtain the governmental approvals and consents necessary to complete the Merger will be sufficient to obtain such approvals and consents or that the divestitures contemplated by the Merger Agreement to obtain necessary governmental approvals and consents will be completed. As such, there can be no assurance these approvals and consents will be obtained. Failure to obtain the necessary governmental approvals and consents would prevent the parties from consummating the proposed Merger.
Failure to complete the Merger in a timely manner, or at all, could negatively impact our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Merger will close in the second quarter of fiscal 2018, but it cannot be certain when or if the conditions for the Merger will be satisfied or waived. In particular, the Merger cannot be completed, and holders of our Common Stock will not receive the merger consideration, until the conditions to closing are satisfied or waived, including the receipt of required FCC and antitrust approvals. The Merger Agreement provides that either Sinclair or Tribune may terminate the Merger Agreement if the Merger is not consummated on or before May 8, 2018, subject to an automatic extension to August 8, 2018 in certain circumstances, if the only outstanding unfulfilled conditions relate to HSR approval or FCC approval. In the event that the Merger is not completed for any reason, the holders of our Common Stock will not receive any payment for their shares of Common Stock in connection with the Merger. Instead, we will remain an independent public company and holders of our Common Stock will continue to own their shares of Common Stock.
Additionally, if the Merger is not consummated in a timely manner, or at all, our ongoing business may be adversely affected, including as follows:

•	we may experience negative reactions from financial markets;

•	we may experience negative reactions from employees, customers, suppliers or other third parties;

•	we may be adversely affected by restrictions imposed on our operations under the terms of the Merger Agreement;

•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to us; and

•	the costs of pursuing the Merger may be higher than anticipated.
If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our business, financial condition, results of operations or cash flows.

Holders of our Common Stock cannot be sure of the value of the merger consideration they will receive in the Merger.
Pursuant to the Merger Agreement, Sinclair will acquire all of the issued and outstanding shares of our Common Stock for $35.00 in cash and 0.2300 shares of Sinclair Class A common stock for each share of our Common Stock (the “Exchange Ratio”). The Exchange Ratio is fixed and will not be adjusted for changes in the market price of Sinclair’s Class A common stock or our Common Stock. The market value of our Common Stock at the time of the Merger or at any time prior to the Merger may vary significantly from its price on the date the Merger Agreement was executed or the date of this Annual Report on Form 10-K. Because the Exchange Ratio will not be adjusted to reflect any changes in the market price of our Common Stock, the market value of the Sinclair Class A common stock issued in the Merger and the market value of our Common Stock surrendered in the Merger may each be higher or lower than the values of those shares on earlier dates. Accordingly, at any time prior to the completion of the Merger, our stockholders will not know or be able to determine the value of the Sinclair Class A common stock they will receive upon completion of the Merger.
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
The proposed Merger may cause disruption in our business.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without Sinclair’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.
In connection with the proposed Merger, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow and operate our business effectively.
The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and the preparation for the integration may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.
We have been subject to, and could be subject to further, litigation related to the Merger, which could result in significant costs and expenses. In addition to litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable regardless of whether or not the Merger is consummated.

Delays in completing the Merger may substantially reduce the expected benefits of the Merger.
Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we and Sinclair expect. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the synergies and other benefits that we and Sinclair expect to achieve from the Merger and the integration of our respective businesses. Further, there can be no assurances that the conditions to the closing of the Merger and the other transactions contemplated by the Merger Agreement will be satisfied or waived or that the Merger will be completed at all. In addition, each of us and Sinclair have the right to terminate the Merger Agreement if the Merger is not completed by May 8, 2018, subject to an automatic extension to August 8, 2018, if necessary, to obtain regulatory approval under certain circumstances.
The Merger Agreement precludes us from pursuing alternatives to the Merger.
Under the Merger Agreement, we are restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Merger following the approval by Tribune stockholders of the Merger Agreement, which occurred on October 19, 2017. In general, unless and until the Merger Agreement is terminated, we are restricted from, among other things, soliciting, initiating, causing, knowingly encouraging or knowingly facilitating any inquiries or the making of any proposals from any person that is or is reasonably likely to lead to an alternative transaction proposal. Further, we are unable to terminate the Merger Agreement following approval by Tribune stockholders even if an alternative transaction proposal, if consummated, would result in a transaction that is more favorable to our stockholders, from a financial point of view, than the Merger. These provisions effectively preclude a third party that may have an interest in acquiring all or a significant part of Tribune from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Merger.
Risks Related to Our Business
We expect advertising demand to continue to be impacted by economic conditions and fragmentation of the media landscape.
Advertising revenue is our primary source of revenue, representing approximately 67% of our Television and Entertainment revenue in 2017. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates, job creation, programming content and audience share and rates, as well as federal, state and local election cycles, all impact demand for advertising.
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
The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the relevant network and this loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues. Upon the termination of any of our network affiliation agreements, we would be required to establish a new network affiliation agreement for the affected station with another network or operate as an independent station. Currently, our owned and operated televisions stations include 14 stations affiliated with FOX, 12 stations affiliated with CW, 6 stations affiliated with CBS, 3 stations affiliated with ABC, 3 stations affiliated with MY, 2 stations affiliated with NBC and 2 independent television stations. We periodically renegotiate our major network affiliation agreements. We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations.
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

Our retransmission consent and carriage fee agreements may not be as profitable as we anticipate, may result in material claims and litigation against us, and may not be renewed on comparable or more favorable terms, if at all.
We depend in part upon retransmission consent and carriage fees from cable, satellite and other MVPDs, which pay those fees in exchange for the right to retransmit our broadcast programming and distribute WGN America. Fees from these retransmission consent and carriage fee agreements represented approximately 29% of our 2017 Television and Entertainment revenues. Since fees under our retransmission consent and carriage fee agreements are typically generated on a per-subscriber basis, if an MVPD with which we have a retransmission consent or carriage fee agreement loses subscribers, we would generate less revenue under such agreement. We have had in the past, and anticipate continuing to have in the future, commercial disputes with MVPDs relating to the terms of our retransmission consent and carriage fee agreements that may result in claims for monetary damages against us, litigation or termination of such agreements. Any such development could materially and adversely affect our business, operating results or financial condition.
As these retransmission consent and carriage fee agreements expire, we may not be able to renegotiate such agreements at terms similar to or more favorable than our current agreements. Our inability to renegotiate retransmission consent or carriage fee agreements on terms comparable to or more favorable than our current agreements, or at all, may cause revenues or revenue growth from our retransmission consent and carriage fee agreements to decrease under the renegotiated terms. During the negotiation of an expiring retransmission consent or carriage fee agreement, we may also experience disruption of service of our television stations provided through such MVPD. In addition, the non-renewal of any retransmission consent and carriage fee agreement with an MVPD upon expiration may affect the economics of our relationship with the MVPD, advertising revenues and our local brands. Furthermore, fees under our retransmission and carriage agreements are typically generated on a per subscriber basis and if an MVPD with which we have a retransmission or carriage agreement loses subscribers, our revenues would be adversely affected.
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
On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through December 31, 2017 would be approximately $63 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through December 31, 2017, we have paid or accrued approximately $53 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. Our Consolidated Balance Sheet as of December 31, 2017, includes a deferred tax liability of $96 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions.
In addition, we may incur additional tax liabilities in the future as a result of changes in tax laws and regulations or as a result of the implementation of existing tax laws. In particular, we are continuing to analyze certain provisions of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. While the new law substantially decreased the U.S. federal corporate tax rate, we do not yet know what all of the consequences of this new statute will be, including the repeal of IRC Section 199, which may result in an increase to our effective tax rate.
We may not be able to access the credit and capital markets at the times and in the amounts needed and on acceptable terms.
From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance, (2) our credit ratings or absence of such ratings, (3) the liquidity of the overall capital markets, including but not limited to potential investors for a prospective financing, (4) the overall state of the economy, and (5) the prospects for our Company and the sectors in which we compete. In addition, the terms of the Merger Agreement limit our ability to incur additional indebtedness. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

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
We have investments in businesses that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Statement of Operations under “Income on equity investments, net,” which contributes to our income (loss) from continuing operations before income taxes. In fiscal 2017, our income from equity investments, net was $137 million and we received $202 million in cash distributions from our equity investments. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income (loss) and financial condition and liquidity. We do not control the day-to-day operations of our equity method investments, nor have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.
Adverse conditions in the capital markets and/or lower long-term interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our pension costs, placing greater liquidity needs upon our operations.
We maintain four single-employer defined benefit plans, three of which, representing 98% of the total projected benefit obligation, are frozen. These plans were underfunded by $397 million as of December 31, 2017, as measured in accordance with generally accepted accounting standards and using a discount rate of 3.55%.
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
We are subject to a number of anti-bribery, anti-money laundering, export controls, competition and other laws, including U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”). These laws and regulations apply to companies, individual directors, officers, and employees, and to the activities of agents acting on our behalf, and may restrict our operations, trade practices, and partnering activities. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our internal controls will protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or foreign laws, including anti-bribery laws, export controls laws, competition laws, anti-money laundering laws, trade sanctions and regulations, and other laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation. Even the allegation or appearance of our employees, agents or business partners acting improperly or illegally could damage our reputation and result in significant expenditures in investigating and responding to such actions. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
Labor strikes, lockouts and protracted negotiations can lead to business interruptions and increased operating costs.
As of December 31, 2017, union employees comprised approximately 22% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our operations. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
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
Goodwill and other intangible assets are a significant component of our consolidated total assets. We annually review for impairment in the fourth quarter of each year. In performing our reviews, we have the option of performing a qualitative assessment to determine whether it is more likely than not that the goodwill has been impaired. If we conclude that it is more-likely-than-not that a reporting unit’s goodwill is impaired, we apply the quantitative assessment. As part of the quantitative assessment, the estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses, are generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect our best estimates, but these items involve inherent uncertainties based on market conditions generally outside of our control. In the fourth quarter of 2015, as a result of the annual impairment review, we recorded a non-cash impairment charge of $385 million related to goodwill and other intangible assets (see Note 7 to our audited consolidated financial statements for further information). In the fourth quarter of 2016, as a result of the annual impairment review, we recorded a non-cash impairment charge of $3 million related to our other intangible assets. Based on our assessment, no impairments were identified in 2017.
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
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reclaim certain spectrum currently occupied by television broadcast stations and reallocate spectrum to mobile wireless broadband services. The legislation also authorized the FCC to “repack” television stations into a smaller portion of the existing television spectrum band and to require some television stations to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and have received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a Dreamcatcher station) as of December 31, 2017.
Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. We expect that the reimbursements from the FCC’s special fund will cover the majority of our expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.

New laws or regulations that eliminate or limit the scope of retransmission consent or “must carry” rights could significantly reduce our ability to obtain carriage and therefore revenues.
A number of entities have commenced operation, or announced plans to commence operation of the Internet Protocol television (“IPTV”) systems, using digital subscriber line, fiber optic to the home and other distribution technologies. In most cases, we have entered into retransmission consent agreements with such entities for carriage of our eligible stations. However, the issue of whether those services are subject to cable television regulations, including must carry or retransmission consent obligations, has not been resolved. If IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must carry and/or retransmission consent rights, our ability to distribute our programming to the maximum number of potential viewers will be limited and consequently our revenue potential will be limited.
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
Ownership restrictions could adversely impact our operations.
Under the FCC’s Duopoly Rule in effect on December 31, 2017, we may own up to two television stations within the same DMA (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top-four-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. In addition, in the 2014 Quadrennial Review Order the FCC, among other things, adopted a rule applying the “top-four” ownership limitation to “affiliation swaps” within a market, thereby prohibiting transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. Such arrangements existing prior to the rule’s adoption are grandfathered, and the prohibition does not apply to multiple top-four network multicast streams broadcast by a single station. In the 2014 Quadrennial Review Reconsideration Order, effective on February 7, 2018, the FCC eliminated the eight-voices test and provides for case-by-case review of television combinations involving two top-four ranked stations in a market.
We own duopolies permitted in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top-four/eight voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. Duopoly Rule waivers granted in connection with the FCC’s approval of the Plan or the Local TV Transfer Order authorize our ownership of duopolies in the Hartford-New Haven and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs. All of these combinations are permitted under the Duopoly Rule as revised by the 2014 Quadrennial Review Reconsideration Order, subject to reauthorization of any outstanding waivers in the event of the assignment or transfer of control of any of the affected station licenses.

The FCC’s “National Television Multiple Ownership Rule” prohibits an entity from having attributable interests in television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount (the “UHF Discount”). In a Report and Order issued on September 7, 2016, the FCC repealed the UHF Discount but grandfathered existing station combinations, like ours, that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The FCC reinstated the UHF Discount in an Order on Reconsideration adopted on April 20, 2017 (the “UHF Discount Reconsideration Order”). Both the September 7, 2016 order repealing the UHF Discount and the April 20, 2017 order reinstating it are subject to pending petitions for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. Our current national reach exceeds the 39% cap on an undiscounted basis, but complies with the cap on a discounted basis. On December 18, 2017, the FCC released a notice of proposed rulemaking seeking comment generally, on the continuing propriety of a national cap and the Commission’s jurisdiction with respect to the cap. We cannot predict the outcome of these proceedings, or their effect on our business.
The NBCO Rule in effect on December 31, 2017 prohibits the common ownership of an attributable interest in a daily newspaper and a broadcast station in the same market. Our former attributable television/newspaper interests were granted either temporary or permanent waivers of the NBCO Rule in connection with the FCC’s approval of the Plan. On November 12, 2013, we filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in connection with its approval of the Plan. That request is pending. Meanwhile, in the 2014 Quadrennial Review Order, effective December 31, 2017, the FCC modified the NBCO Rule by providing an exception for failed or failing entities and allowing for consideration of waivers of the rule on a case-by-case basis. The new rules became effective on December 1, 2016. The 2014 Quadrennial Review Reconsideration Order eliminated the NBCO Rule altogether effective as of February 7, 2018.
Under FCC policy and precedent, a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a SSA where the Duopoly Rule or NBCO Rule would not permit common ownership of the properties. In the Local TV Transfer Order, the FCC authorized us to provide services (not including advertising sales) under SSAs to the Dreamcatcher stations. In the 2014 Quadrennial Review Order, the FCC adopted reporting requirements for SSAs. This rule was retained in the 2014 Quadrennial Review Reconsideration Order.
The 2014 Quadrennial Review Order is the subject of a pending petition judicial review by the U.S. Court of Appeals for the Third Circuit. A petition for judicial review of the 2014 Quadrennial Review Reconsideration Order was filed on January 16, 2018 at the U.S. Court of Appeals for the Third Circuit and is pending. We cannot predict the outcome of these proceedings or their effect on our business.
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
FCC rules prohibit the broadcast of obscene material at any time and/or indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Several years ago, the FCC stepped up its enforcement activities as they apply to indecency, and has indicated that it would consider initiating license revocation proceedings for “serious” indecency violations. In the past several years, the FCC has found indecent content in a number of cases and has issued fines to the offending licensees. The current maximum permitted fines per station if the violator is determined by the FCC to have broadcast obscene, indecent or profane material are $397,251 per incident and $3.7 million for a continuing violation, and the amount is subject to periodic adjustment for inflation. Fines have been assessed on a station-by-station basis, so that the broadcast of network programming containing allegedly indecent or profane material has resulted in fines levied against each station affiliated with that network which aired the programming containing such material. In June 2012, the U.S. Supreme Court struck down, on due process grounds, FCC Notices of Apparent Liability issued against stations affiliated with the FOX and ABC television networks in connection with their broadcast of “fleeting” or brief broadcasts of expletives or nudity and remanded the case to the FCC for further proceedings consistent with the U.S. Supreme Court’s opinion. In September 2012, the Chairman of the FCC directed FCC staff to commence a review of the FCC’s indecency policies, and to focus indecency enforcement on egregious cases while reducing the backlog of pending broadcast indecency complaints. On April 1, 2013, the FCC issued a public notice seeking comment on whether the FCC should make changes to its current broadcast indecency policies or maintain them as they are. The proceeding to review the FCC’s indecency policies is pending, and we cannot predict the timing or outcome of the proceeding. The determination of whether content is indecent is inherently subjective and therefore it can be difficult to predict whether particular content could violate indecency standards, particularly where programming is live and spontaneous. Violation of the indecency rules could lead to sanctions that may adversely affect our business and results of operations.
Direct or indirect ownership of our securities could result in the violation of the FCC’s media ownership rules by investors with “attributable interests” in certain other television stations or other media properties in the same market as one or more of our broadcast stations.
Under the FCC’s media ownership rules, a direct or indirect owner of our securities could violate the FCC’s structural media ownership limitations if that person or entity owned or acquired an “attributable” interest in certain other television stations nationally or in certain types of media properties in the same market as one or more of our broadcast stations. Under the FCC’s “attribution” policies the following relationships and interests generally are cognizable for purposes of the substantive media ownership restrictions: (1) ownership of 5% or more of a media company’s voting stock (except for investment companies, insurance companies and bank trust departments, whose holdings are subject to a 20% voting stock benchmark); (2) officers and directors of a media company and its direct or indirect parent(s); (3) any general partnership or limited liability company manager interest; (4) any limited partnership interest or limited liability company member interest that is not “insulated,” pursuant to FCC-prescribed criteria, from material involvement in the management or operations of the media company; (5) certain same-market time brokerage agreements; (6) certain same-market joint sales agreements; and (7) under the FCC’s “equity/debt plus” standard, otherwise non-attributable equity or debt interests in a media company if the holder’s combined equity and debt interests amount to more than 33% of the “total asset value” of the media company and the holder has certain other interests in another media property in the same market television station JSAs. This change became effective on February 7, 2018. A petition for judicial review of the 2014 Quadrennial Review Reconsideration Order was filed on January 16, 2018 at the U.S. Court of Appeals for the Third Circuit and is pending. We cannot predict the outcome of these proceedings or their effect on our business. Investors in our Common Stock should consult with counsel before making significant investments in Tribune or other media companies.

Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of December 31, 2017, we had total indebtedness of approximately $2.919 billion, net of unamortized discount and debt issuance costs of $36 million, and our interest expense for the year ended December 31, 2017 was $159 million. On January 27, 2017, we entered into an amendment to the Company’s Secured Credit Facility, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Financing Activities.” As of December 31, 2017, we also had $420 million of availability under our Revolving Credit Facility (as defined herein), not including $21 million of undrawn letters of credit. We are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness and the Merger Agreement. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility. During the third quarter of 2017, we used $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay a portion of our Term Loan Facility. Our substantial indebtedness could have important consequences to holders of our Common Stock, including:

•
making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $3.773 billion term loan facility (the “Term Loan Facility”), of which the outstanding principal as of December 31, 2017 totaled $1.856 billion, and a $420 million revolving credit facility (the “Revolving Credit Facility”), our $1.100 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “Notes”) and our other debt;

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
We and our subsidiaries may incur significant additional indebtedness in the future. Although the Merger Agreement, the Secured Credit Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. The terms of the Merger Agreement also restrict our ability to incur additional indebtedness, including guarantees, other than intercompany indebtedness and borrowings in the ordinary course consistent with past practice under the Revolving Credit Facility. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility currently provides for commitments of $420 million, which are currently available, except for $21 million of undrawn outstanding letters of credit. Additionally, the indebtedness under the Secured Credit Facility may be increased by an amount equal to the sum of (x) $1.0 billion, (y) the maximum amount that would not cause our net first lien leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the Secured Credit Facility, to exceed 4.50 to 1.00 and (z) the aggregate amount of voluntary prepayments of term loans other than from the proceeds of long-term debt, subject to certain other conditions. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations.

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
Borrowings under the Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (to the extent that the London Interbank Offered Rate (“LIBOR”) is in excess of the current 0.75% minimum rate under the Secured Credit Facility), each quarter point change in interest rates would result in a $5 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility, which may be mitigated by interest rate swaps with a notional value of $500 million. As discussed in Note 10 to our audited consolidated financial statements, we entered into certain interest rate swaps with a notional value of $500 million that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of the variable interest payments related to the Term Loan Facility. While the current expectation is to maintain the interest rate swaps through maturity of the Term Loan Facility, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Risks Relating to Our Common Stock and the Securities Market
We cannot assure you that we will pay dividends on our Common Stock in the future.
On February 3, 2017, we paid a special cash dividend of $5.77 per share to holders of record of our Common Stock at the close of business on January 13, 2017. Pursuant to the Merger Agreement, during the period before closing of the Merger, we are not permitted to declare, set aside or pay any dividend or make any other distribution in respect of our capital stock or other securities, except for payment of quarterly cash dividends not to exceed $0.25 per share and consistent with record and payment dates during the year preceding the Merger Agreement.
The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors, subject to the terms and conditions of the Merger Agreement, taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our Common Stock may be materially and negatively affected and investors that bought shares of our Common Stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our Common Stock may increase and investors that sold shares of our Common Stock prior to the record date for any such dividend may forego potential gains on their investment.
The market price for our Common Stock may be volatile and the value of your investment could decline.
Many factors could cause the trading price of our Common Stock to rise and fall, including the following:

•	announcements or other developments related to the Merger;

•	announcements or other developments related to Sinclair or its business;

•	declining operating revenues derived from our core business;

•	variations in quarterly results;

•	availability and cost of programming;

•	announcements regarding dividends;

•	announcements of technological innovations by us or by competitors;

•	introductions of new products or services or new pricing policies by us or by competitors;

•	acquisitions or strategic alliances by us or by competitors;

•	recruitment or departure of key personnel or key groups of personnel;

•	the gain or loss of significant advertisers or other customers;

•	changes in securities analysts’ estimates of our performance or lack of research and reports by industry analysts; and

•	market conditions in the media industry, the industries of our customers, and the economy as a whole.
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
Our second amended and restated certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (the “DGCL”), our second amended and restated certificate of incorporation, as amended, or our amended and restated by-laws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Stockholders of our company will be deemed to have notice of and have consented to the provisions of our second amended and restated certificate of incorporation, as amended, related to choice of forum. The choice of forum provision in our second amended and restated certificate of incorporation, as amended, may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
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
In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act of 2002. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. We have in the past identified a material weakness in our internal control over financial reporting and we cannot assure you that our system of internal controls will be able to prevent material weaknesses in our internal controls in the future.
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
If the Publishing Spin-off was ultimately determined not to be tax free, we could be liable for the U.S. federal and state income taxes imposed as a result of the transaction. Furthermore, events subsequent to the distribution could cause us to recognize a taxable gain in connection therewith. Although tronc is required to indemnify us against taxes on the distribution that arise after the distribution as a result of actions or failures to act by tronc or any member thereof, tronc’s failure to meet such obligations and our administrative and legal costs in enforcing such obligations may have a material adverse effect on our financial condition.
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
The following table provides details of our properties as of December 31, 2017:

Television and Entertainment Segment	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Office and studio buildings (2)	847,005	78	924,479
Antenna land	—	781	—

Other Real Estate	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Corporate	—	—	173,310
Leased to outside parties (3)	1,775,688	105	—
Vacant (4)	117,000	25	—

(1)	Square feet represent the amount of office, studio or other building space currently utilized.

(2)	Includes leases for properties utilized by businesses outside the United States consisting of approximately 2,611 square feet leased by the Television and Entertainment segment.

(3)
We retained all owned real estate in the Publishing Spin-off transaction and have entered into lease and license agreements with tronc for continued use of the applicable facilities. These lease arrangements with tronc cover approximately 1.2 million square feet; tronc currently represents our largest third-party tenant. Approximately 4 acres that are currently leased to outside parties are also utilized by Television and Entertainment.

(4)	Includes 18 acres of undeveloped land that is not currently available for sale or redevelopment.
Included in the above are buildings and land available for redevelopment. These include excess land, underutilized buildings and older facilities located in urban centers. We estimate that 1 million square feet and 199 acres are available for full or partial redevelopment. Specific redevelopment properties include portions of the south parking structure and the surface lot of the Los Angeles Times Building in Los Angeles, CA, and properties located at 700 West Chicago and 777 West Chicago in Chicago, IL. The redevelopment opportunities are subject to satisfying applicable legal requirements and receiving governmental approvals.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in the consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for further information.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. We also would be subject to interest on the tax and penalty due. We disagreed with the IRS’s position and timely filed a protest in response to the IRS’s proposed tax adjustments. In addition, if the IRS prevailed, we also would have been subject to state income taxes, interest and penalties. During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. As described in Note 8 to our audited consolidated financial statements, on September 2, 2015, we sold our 3% interest in Newsday. Through December 31, 2015, we made approximately $136 million of federal and state tax payments through our regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 8 to our audited consolidated financial statements. The terms of the agreement reached with the IRS appeals office were materially consistent with our reserve at June 30, 2016. In connection with the final agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily related to the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve described above. The remaining $4 million of state liabilities are included in the income taxes payable account at December 31, 2017.
On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through December 31, 2017 would be approximately $63 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through December 31, 2017, we have paid or accrued approximately $53 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our Consolidated Balance Sheet as of December 31, 2017 includes deferred tax liabilities of $96 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our liability for unrecognized tax benefits totaled $23 million at both December 31, 2017 and December 31, 2016.
In July 2017, following the initial filing of the proxy statement/prospectus (the “Proxy Statement/Prospectus”) by each of Sinclair and us with the SEC relating to the Merger, four purported Tribune Media Company shareholders (the “Plaintiffs”) filed putative class action lawsuits against us, members of our Board, and, in certain instances,

Sinclair and Samson Merger Sub, Inc. (collectively, the “Parties”) in the United States District Courts for the Districts of Delaware and Illinois. The actions are captioned McEntire v. Tribune Media Company, et al., 1:17-cv-05179 (N.D. Ill.), Duffy v. Tribune Media Company, et al., 1:17-cv-00919 (D. Del.), Berg v. Tribune Media Company, et al., 1:17-cv-00938 (D. Del.), and Pill v. Tribune Media Company, et al., 1:17-cv-00961 (D. Del.) (collectively, the “Actions”). These lawsuits allege that the Proxy Statement/Prospectus omitted material information and was materially misleading in violation of the Exchange Act, and SEC Rule 14a-9 and generally seek preliminary and permanent injunctive relief, rescission or rescissory damages, and unspecified damages. On September 15, 2017, the Parties entered into a memorandum of understanding (the “MOU”) to resolve the individual claims asserted by the Plaintiffs. The MOU acknowledges that we, in part in response to the claims asserted in the Actions, filed certain supplemental disclosures with the SEC on August 16, 2017 and that we, solely in response to the Actions, communicated to four third parties that participated in the sale process and twenty-three third parties that have signed confidentiality agreements in connection with potential divestitures that the “standstill” obligations of such third parties were waived. The Parties further agreed that we would make the additional supplemental disclosures, which are set forth in our Current Report on Form 8-K, filed with the SEC on September 15, 2017. Further, the MOU specifies that within five business days of the closing of the Merger, the Parties will file stipulations of dismissal for the Actions pursuant to Federal Rule of Civil Procedure 41(a), which will dismiss Plaintiffs’ individual claims with prejudice, and dismiss the claims asserted on behalf of a purported class of our shareholders without prejudice. The MOU will not affect the timing of the Merger or the amount or form of consideration to be paid in the Merger.
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

The following table presents the high and low bid price for our Class A Common Stock and Class B Common Stock on the NYSE and OTC, as applicable, for the periods indicated:

	Class A Common Stock		Class B Common Stock*
Fiscal Year Ended December 31, 2017	High	Low	High	Low
Quarter ended December 31, 2017	$42.68	$40.10	$40.61	$40.61
Quarter ended September 30, 2017	$42.39	$39.59	$41.75	$40.21
Quarter ended June 30, 2017	$43.04	$36.18	$42.00	$38.75
Quarter ended March 31, 2017	$40.00	$27.75	N/A	N/A
Fiscal Year Ended December 31, 2016
Quarter ended December 31, 2016	$36.94	$29.75	N/A	N/A
Quarter ended September 30, 2016	$40.13	$34.44	N/A	N/A
Quarter ended June 30, 2016	$40.72	$36.47	N/A	N/A
Quarter ended March 31, 2016	$39.90	$26.10	$40.77	$32.78

*
The prices above for Class B Common Stock for all periods are as reported by the OTC and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. No trading data was reported in the second, third and fourth quarter of 2016 as well as the first quarter of 2017.

As of December 31, 2017, we had issued 101,429,999 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,557 shares of Class B Common Stock. We had eight holders of record of Class A Common Stock at both December 31, 2017 and December 31, 2016, and we had one holder of record of Class B Common Stock at both December 31, 2017 and December 31, 2016. Additionally, as of December 31, 2017, 30,551 shares of our Common Stock were subject to outstanding Warrants to purchase our Common Stock (“Warrants”), which are governed by the Warrant Agreement between us, Computershare Inc. and Computershare Trust Company, N.A., dated as of December 31, 2012 (the “Warrant Agreement”). See Note 15 to the audited consolidated financial statements for further information.
Dividends
Our Board declared quarterly cash dividends on our Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
Second quarter	0.25	21,816	0.25	22,959
Third quarter	0.25	21,834	0.25	22,510
Fourth quarter	0.25	21,837	0.25	21,612
Total quarterly cash dividends declared and paid	$1.00	$87,229	$1.00	$90,296
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our Class A Common Stock that may be issued upon exercise of options and other rights under our equity incentive plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units (1)(2)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	1,830,389	$32.81	3,201,201
Equity compensation plans not approved by security holders (3)	2,650,550	41.71	—
Total	4,480,939	$39.00	3,201,201

(1)	Does not include 10,147 of vested stock awards issued to members of our Board of Directors from the 2016 Stock Compensation Plan for Non-Employee Directors.

(2)	Performance share units are assumed to be issued at a maximum payout for all periods, although performance targets for some of them have not been set and no expense is being recognized.

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
Since the initial issuance of the Warrants on December 31, 2012 through December 31, 2017, we have issued 16,615,891 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,759,421 Warrants. Of these exercises, we issued 12,636,807 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,662 from the exercises. In addition, we issued 3,979,084 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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

Repurchases of Equity Securities
During the year ended December 31, 2017, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program authorized by our Board of Directors on February 24, 2016, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of December 31, 2017, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
Performance Graph
The following graph compares the cumulative total return on our Class A Common Stock since it began trading on the NYSE on December 5, 2014 with the cumulative total return of the S&P 500 Index and our peer group index. The graph assumes, in each case, an initial investment of $100 on December 5, 2014, based on the market prices at the end of each fiscal quarter through and including December 31, 2017, and reinvestment of dividends.

TRCO
Peer Group Index
S&P 500
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
Dec 5, 2014
Dec 28, 2014
Dec 31, 2015
Dec 31, 2016
Dec 31, 2017

Company/ Peer Group Index/Market Index (In Dollars)	December 5, 2014	December 28, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Tribune Media Company (TRCO)	100.0	85.6	54.5	57.9	86.0
Peer Group Index	100.0	99.2	90.6	100.0	112.4
S&P 500	100.0	100.7	100.7	112.8	137.4
Our peer group consists of the following companies considered our market competitors, or that have been selected based on the basis of industry: AMC Entertainment Holdings, Inc.; TEGNA; Nexstar Broadcasting Group, Inc. (“Nexstar”); Scripps Networks Interactive, Inc.; and Sinclair Broadcast Group, Inc. Our 2017 peer group omits Media General, Inc., as it was acquired by Nexstar on January 17, 2017 and Rovi Corporation as a result of the sale of our Digital and Data business to Nielsen on January 31, 2017.

This performance graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated and has been adjusted to reflect the Gracenote Sale and the Publishing Spin-off. The selected historical consolidated financial data as of December 31, 2017 and December 31, 2016, and for each of the three years in the period ended December 31, 2017 have been derived from our audited consolidated financial statements and related notes contained in this Annual Report. The selected historical consolidated financial data as of December 31, 2015, December 28, 2014, December 29, 2013 and December 31, 2012 and for the years ended December 28, 2014 and December 29, 2013, have been derived from our consolidated financial statements and related notes not included herein. The selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes included in this Annual Report.

	Successor					Predecessor
	As of and for the year ended					As of and for
(in thousands, except per share data)	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2015	Dec. 28, 2014	Dec. 29, 2013	Dec. 31, 2012[1]
STATEMENT OF OPERATIONS DATA:
Operating Revenues	$1,848,959	$1,947,930	$1,801,967	$1,780,625	$1,075,407	$—
Operating Profit (Loss)(2)	$108,468	$433,574	$(269,335)	$304,824	$184,705	$—
Income (Loss) from Continuing Operations(2)	$183,077	$87,040	$(315,337)	$476,619	$165,030	$7,085,277
Earnings (Loss) Per Share from Continuing Operations of Tribune Media Company Attributable to Common Shareholders(3)
Basic	$2.06	$0.96	$(3.33)	$4.76	$1.65
Diluted	$2.04	$0.96	$(3.33)	$4.75	$1.65

Regular dividends declared per common share	$1.00	$1.00	$0.75	$—	$—

Special dividends declared per common share	$5.77	$—	$6.73	$—	$—

BALANCE SHEET DATA:
Total Assets	$8,169,328	$9,401,051	$9,708,863	$11,326,102	$11,391,966	$8,668,829
Total Non-Current Liabilities	$4,297,881	$5,304,515	$5,336,341	$5,457,478	$5,679,678	$3,305,084

(1)
Operating results for December 31, 2012, the first day of the Company’s 2013 fiscal year, include only (i) reorganization adjustments which resulted in a net gain of $4.739 billion before taxes ($4.543 billion after taxes), including a $5 million gain ($9 million loss after taxes) recorded in income (loss) from discontinued operations, net of taxes and (ii) fresh-start reporting adjustments which resulted in a net loss of $3.372 billion before taxes ($2.567 billion after taxes, including a gain of $22 million ($34 million after taxes) reflected in income (loss) from discontinued operations, net of taxes). See Note 3 to our audited consolidated financial statements for further information.

(2)
Consolidated income (loss) from continuing operations for the year ended December 31, 2017 includes non-cash pretax impairment charges totaling $181 million to write down our investment in CareerBuilder and a provisional discrete net tax benefit of $256 million, primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Tax Reform.” Consolidated operating profit (loss) and income (loss) from continuing operations for the years ended December 31, 2016 and December 31, 2015 include impairment charges of $3 million and $385 million, respectively, related to other intangible assets and goodwill, respectively. See Note 7 to our audited consolidated financial statements for additional information.

(3)	See Note 17 to our audited consolidated financial statements for a description of our computation of basic and diluted earnings per share attributable to the holders of our Common Stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including “Item 1. Business,” “Item 6. Selected Financial Data” and our audited consolidated financial statements for the three years in the period ended December 31, 2017 and notes thereto included in this Annual Report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Annual Report and particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Introduction
The following discussion and analysis compares our and our subsidiaries’ results of operations for the three years in the period ended December 31, 2017. As a result of the Gracenote Sale (as further described below), the historical results of operations for the businesses included in the Gracenote Sale are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Annual Report are to Tribune Media Company’s continuing operations, unless specifically noted.
Overview
We are a diversified media and entertainment company comprised of 42 local television stations, which we refer to as “our television stations,” that are either owned by us or owned by others, but to which we provide certain services, along with a national general entertainment cable network, a radio station, a production studio, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets, including our equity investments that provide cash distributions, distinguishes us from traditional pure-play broadcasters.
As further described in Note 2 to our audited consolidated financial statements, on December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell our equity interest in substantially all of the Digital and Data business as part of the transaction, which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with ASU 2014-08, assets and liabilities of Digital and Data businesses included in the Gracenote Sale as of December 31, 2016 are classified as discontinued operations in our Consolidated Balance Sheets, and the results of operations are reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments in cable and digital assets, including equity investments in TV Food Network and CareerBuilder. Television and Entertainment is a reportable segment, which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America as well as news, entertainment and sports information via our websites and other digital assets. Television and Entertainment includes 42 local television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services (the “SSAs”) with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Antenna TV and THIS TV, national multicast networks; and WGN-AM, a radio station in Chicago.

The television stations, including the 3 stations owned by Dreamcatcher (a fully-consolidated VIE), are comprised of 14 FOX television affiliates; 12 CW television affiliates; 6 CBS television affiliates; 3 ABC television affiliates; 3 MY television affiliates; 2 NBC television affiliates; and 2 independent television stations.
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
Television and Entertainment represented 99% of our consolidated operating revenues in 2017. Approximately 67% of these revenues came from the sale of advertising spots. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity and the demand for political advertising spots in the United States. Changes in gross domestic product, consumer spending levels, auto sales, political advertising levels, programming content, audience share, and rates all impact demand for advertising on our television stations. Our advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which we operate. Television and Entertainment operating revenues also included retransmission revenues, carriage fees, and barter/trade revenues, which represented approximately 22%, 7% and 2%, respectively, of Television and Entertainment’s 2017 total operating revenues.
Significant expense categories for Television and Entertainment include compensation expense, programming expense, depreciation expense, amortization expense, primarily resulting from the adoption of fresh-start reporting on the Effective Date (as defined below), and other expenses. Compensation expense represented 33% of Television and Entertainment’s 2017 total operating expenses and is impacted by many factors, including the number of full-time equivalent employees, changes in the design and costs of the various employee benefit plans, the level of pay increases and our actions to reduce staffing levels. Programming expense represented 37% of Television and Entertainment’s 2017 total operating expenses. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Depreciation expense and amortization expense represented 3% and 10% of Television and Entertainment’s 2017 total operating expenses, respectively. Other expenses represented 17% of Television and Entertainment’s 2017 total operating expenses and are principally for sales and marketing activities, occupancy costs and other station operating expenses.
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
Significant Events
Sinclair Merger Agreement
On May 8, 2017, we entered into the Merger Agreement with Sinclair, providing for the acquisition by Sinclair of all of the outstanding shares of our Common Stock by means of a merger of Samson Merger Sub Inc., a wholly owned subsidiary of Sinclair, with and into Tribune Media Company, with Tribune Media Company surviving the Merger as a wholly owned subsidiary of Sinclair.
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
The consummation of the Merger is subject to the satisfaction or waiver of certain important conditions, including, among others: (i) the approval of the Merger by our stockholders, (ii) the receipt of approval from the FCC and the expiration or termination of the waiting period applicable to the Merger under the HSR Act, (iii) the effectiveness of a registration statement on Form S-4 registering the Sinclair Common Stock to be issued in connection with the Merger and no stop order or proceedings seeking the same having been initiated by the SEC, (iv) the listing of the Sinclair Common Stock to be issued in the Merger on the NASDAQ Global Select Market and (v) the absence of certain legal impediments to the consummation of the Merger.
On September 6, 2017, Sinclair’s registration statement on Form S-4 registering the Sinclair Common Stock to be issued in the Merger was declared effective by the SEC.
On October 19, 2017, holders of a majority of the outstanding shares of our Class A Common Stock and Class B Common Stock, voting as a single class, voted on and approved the Merger Agreement and the transactions contemplated by the Merger Agreement at a duly called special meeting of Tribune Media Company shareholders.
The applications seeking FCC approval of the transactions contemplated by the Merger Agreement (the “Applications”) were filed on June 26, 2017, and the FCC issued a public notice of the filing of the Applications and established a comment cycle on July 6, 2017. Several petitions to deny the Applications, and numerous other comments, both opposing and supporting the transaction, were filed in response to the public notice. Sinclair and us jointly filed an opposition to the petitions to deny on August 22, 2017 (the “Joint Opposition”). Petitioners and others filed replies to the Joint Opposition on August 29, 2017. On September 14, 2017, the FCC’s Media Bureau issued an RFI seeking additional information regarding certain matters discussed in the Applications. Sinclair submitted a response to the RFI on October 5, 2017. On October 18, 2017, the FCC’s Media Bureau issued a public notice pausing the FCC’s 180-day transaction review “shot-clock” for 15 days to afford interested parties an opportunity to comment on the response to the RFI. On January 11, 2018, the FCC’s Media Bureau issued a public notice pausing the FCC’s shot-clock as of January 4, 2018 until Sinclair has filed amendments to the Applications along with divestiture applications and the FCC staff has had an opportunity to review any such submissions. On February 20, 2018, the parties filed an amendment to the Applications that, among other things, (1) requested authority under the Duopoly Rule for Sinclair to own two top four rated stations in each of three television markets and (2) identified stations (the “Divestiture Stations”) in 11 television markets that Sinclair proposes to divest in order for the Merger to comply with the Duopoly Rule and the National Television Multiple Ownership Rule. Concurrently, Sinclair filed applications proposing to place certain of the Divestiture Stations in an FCC-approved divestiture trust, if and as necessary, in order to facilitate the orderly divestiture of those stations following the consummation of the Merger.
On August 2, 2017, we received a request for additional information and documentary material, often referred to as a “second request,” from the DOJ in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after we and Sinclair have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing. The parties entered into the DOJ Timing Agreement on September 15, 2017, by which they agreed not to consummate the Merger Agreement before December 31, 2017, or 60 days following the date on which both parties have certified compliance with the second request, whichever is later. In addition, the parties agreed to provide the DOJ with 10 calendar days notice prior to consummating the Merger Agreement. The DOJ Timing Agreement has been amended twice, on October 30, 2017, to extend the date before which the parties may not consummate the Merger Agreement to January 30, 2018, and on January 27, 2018, to extend that date to February 11, 2018. The DOJ Timing Agreement thus currently provides that the parties will not consummate the Merger Agreement before February 11, 2018, or 60 days following the date on which both parties have certified compliance with the second request, whichever is later, and that the parties will provide the DOJ with 10 days notice before consummating the Merger Agreement.
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
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Under ASC Topic 740, the effects of Tax Reform are recognized in the period of enactment and as such are recorded in the fourth quarter of 2017. We are in the process of analyzing certain provisions of Tax Reform including but not limited to the repeal of the domestic production activities deduction and changes to the deductibility of executive compensation. Consistent with the guidance under ASC Topic 740, and subject to Staff Accounting Bulletin (“SAB”) 118, which provides for a measurement period to complete the accounting for certain elements of Tax Reform, we recorded the provisional impact from the enactment of Tax Reform in the fourth quarter of 2017. As a result of Tax Reform, we recorded a provisional discrete net tax benefit of $256 million, primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21%. Further impacts of Tax Reform may be reflected in future quarters upon issuance of clarifications to existing law or additional technical guidance from the Department of Treasury and the completion of our tax return filings. Tax Reform also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. We do not have any net accumulated E&P in our foreign subsidiaries and therefore are not subject to tax for the year ended December 31, 2017. Further, we have analyzed the effects of new taxes due on certain foreign income, such as global intangible low-taxed income (“GILTI”), base-erosion anti-abuse tax (“BEAT”), foreign-derived intangible income (“FDII”) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018. We have determined that these new provisions are not applicable to us.
Sale of Digital and Data Business
On December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interest in substantially all of the Digital and Data business for $560 million in cash, subject to certain purchase price adjustments. We completed the Gracenote Sale on January 31, 2017 and received gross proceeds of $581 million. In the second quarter of 2017, we received additional proceeds of $3 million as a result of purchase price adjustments. In the year ended December 31, 2017, we recognized a pretax gain of $33 million as a result of the Gracenote Sale. The Digital and Data segment consisted of several businesses focused on collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility. Furthermore, in connection with the Gracenote Sale, we entered into a transition services agreement and a reverse transition services agreement that govern the relationships between Nielsen and us following the Gracenote Sale. The transition services agreement was extended through March 31, 2018, however, upon mutual agreement between the Company and Nielsen, it may be extended further. See Note 2 to our audited consolidated financial statements for further information.
Special Cash Dividends
On February 3, 2017 and April 9, 2015, we paid special cash dividends of $5.77 per share and $6.73 per share to holders of record of our Class A Common Stock and Class B Common Stock at the close of business on January 13, 2017 and March 25, 2015, respectively. The total aggregate payments on February 3, 2017 and April 9, 2015 totaled $499 million and $649 million, respectively, including payments to holders of Warrants. Under the Merger Agreement, we may not pay dividends other than quarterly dividends of $0.25 or less per share.

Discontinued Operations
Results of operations for Digital and Data businesses included in the Gracenote Sale are presented in discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for all periods presented. Summarized results of our discontinued operations are as follows (in thousands):

	Year Ended
	December 31, 2017 (1)	December 31, 2016	December 31, 2015
Operating revenues	$18,168	$225,903	$209,964
Direct operating expenses	7,292	75,457	59,789
Selling, general and administrative	15,349	110,713	104,968
Depreciation (2)	—	13,584	9,735
Amortization (2)	—	29,999	28,826
Operating (loss) profit	(4,473)	(3,850)	6,646
Interest income	16	96	109
Interest expense (3)	(1,261)	(15,317)	(15,843)
Other non-operating gain, net	—	—	912
Loss before income taxes	(5,718)	(19,071)	(8,176)
Pretax gain on the disposal of discontinued operations	33,492	—	—
Total pretax income (loss) on discontinued operations	27,774	(19,071)	(8,176)
Income tax expense (benefit) (4)	13,354	53,723	(3,595)
Income (loss) from discontinued operations, net of taxes	$14,420	$(72,794)	$(4,581)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by us in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)
We used $400 million of proceeds from the Gracenote Sale to prepay a portion of our outstanding borrowings under the Term Loan Facility. Interest expense associated with our outstanding Term Loan Facility was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding indebtedness under the Term Loan Facility in effect in each respective period.

(4)
In the fourth quarter of 2016, as a result of meeting all criteria under ASC Topic 205, “Presentation of Financial Statements,” to classify Gracenote Companies as discontinued operations, we recorded tax expense of $62 million to increase our deferred tax liability for the outside basis difference related to the Gracenote Companies included in the Gracenote Sale. This charge was required to be recorded in the period we signed a definitive agreement to divest the business. Exclusive of the $62 million charge described above, the effective tax rates on pretax income from discontinued operations was 48.1%, 45.0% and 44.0% for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the impact of certain nondeductible transaction costs, state income taxes (net of federal benefit), foreign tax rate differences and other adjustments.

The results of discontinued operations include selling and transaction costs, including legal and professional fees incurred by us to complete the Gracenote Sale, of $10 million for the year ended December 31, 2017 and $3 million for each of the years ended December 31, 2016 and December 31, 2015.
The net assets of discontinued operations included in our Consolidated Balance Sheet as of December 31, 2016, totaled $521 million, as further described in Note 2 to our audited consolidated financial statements.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. We do not expect to incur material costs in connection with these indemnifications. We have no material contingent liabilities relating to the Gracenote Sale as of December 31, 2017.

Monetization of Real Estate Assets
In the years ended December 31, 2017 and December 31, 2016, we sold several properties for net pretax proceeds totaling $144 million and $506 million, respectively, and recognized a net pretax gain of $29 million and $213 million, respectively. Our real estate sales for the year ended December 31, 2015 were not material. We define net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs. See Note 6 to our audited consolidated financial statements for details on real estate sales for each of the three years in the period ended December 31, 2017.
FCC Spectrum Auction
On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and have received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a Dreamcatcher station) as of December 31, 2017. The proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. We used $102 million of after-tax proceeds to prepay a portion of our Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. FCC licenses with a carrying value of $39 million are included in assets held for sale as of December 31, 2017. We received $172 million in gross pretax proceeds for these licenses as part of the FCC spectrum auction and expect to recognize a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum of television stations in January 2018. We also received $84 million of pretax proceeds for sharing arrangements whereby we will provide hosting services to the counterparties. Additionally, we paid $66 million of proceeds to counterparties who will host certain of our television stations under sharing arrangements. Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking, as further described in Note 12 to our audited consolidated financial statements. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The legislation authorizing the incentive auction provides the FCC with a $1.750 billion fund to reimburse reasonable capital costs and expenses incurred by stations that are reassigned to new channels in the repacking. We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”) the Debtors filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As further defined and described in Note 3 to our audited consolidated financial statements, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No.08-13141.
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
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, Common Stock and Warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At December 31, 2017, restricted cash held by us to satisfy the remaining claims obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 3 to our audited consolidated financial statements for further information regarding the Chapter 11 proceedings.
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
On January 27, 2017, we, the Subsidiary Guarantors, JPMorgan, as administrative agent and certain extending lenders, entered into an amendment (the “2017 Amendment”) to the Company’s First Lien Credit Agreement, dated as of December 27, 2013 (as amended by Amendment No. 1, dated as of June 24, 2015, the “Existing Credit Agreement”) and its Security Agreement, dated as of December 27, 2013 (as supplemented from time to time, the “Security Agreement”), pursuant to which, among other things, (i) certain term lenders under the term loan facility (the “Secured Credit Facility”) under the Existing Credit Agreement converted a portion (the “Term B Loans”) of their term loans outstanding immediately prior to the closing of the 2017 Amendment (the “Existing Term Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.761 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the revolving credit facility under the Existing Credit Agreement (the “Revolving Credit Facility”) converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to January 27, 2022. See Note 9 to our audited consolidated financial statements for further information regarding the 2017 Amendment and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants.
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
On January 31, 2017, we completed the Gracenote Sale and received gross proceeds of $581 million. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term B Loans (as defined below). In the first quarter of 2017, as a result of the $400 million prepayment and the 2017 Amendment (as defined below), we recorded a charge of $19 million on the extinguishment and modification of debt. In the third quarter of 2017, we used after-tax proceeds of $102 million from our participation in the FCC spectrum auction to prepay a portion of the Term Loan Facility and as a result recorded charges of $1 million on the extinguishment of debt.
5.875% Senior Notes due 2022
On June 22, 2017, we announced that we received consents from 93.23% of holders of the Notes outstanding as of the record date of June 12, 2017 to effect certain proposed amendments to the indenture governing the Notes, dated as of June 24, 2015 (the “Indenture”). We undertook the consent solicitation (the “Consent Solicitation”) at the request and expense of Sinclair in accordance with the terms of the Merger Agreement. In conjunction with receiving the requisite consents, on June 22, 2017, we, the subsidiary guarantors party thereto (the “Subsidiary Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes (the “Trustee”), entered into the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the Indenture to effect the proposed amendments to (i) eliminate any requirement for us to make a “Change of Control Offer” (as defined in the Indenture) to holders of the Notes in connection with the transactions contemplated by the Merger Agreement, (ii) clarify the treatment under the Indenture of the proposed structure of the Merger and to facilitate the integration of the Company and its subsidiaries and the Notes with and into Sinclair’s debt capital structure, and (iii) eliminate the expense associated with producing and filing with the SEC separate financial reports for Sinclair Television Group, Inc., a wholly-owned subsidiary of Sinclair, as successor issuer of the Notes, if Sinclair or any other parent entity of the successor issuer of the Notes, in its sole discretion, provides an unconditional guarantee of the payment obligations of the successor issuer under the Notes (collectively, the “Amendments”). The Fourth Supplemental Indenture became effective immediately upon execution, but the Amendments will not become operative until immediately prior to the effective time of the Merger. See Note 9 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions, and affirmative and negative covenants.
Dreamcatcher Credit Facility
In the third quarter of 2017, we used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). The debt extinguishment charge associated with this prepayment was immaterial. We made the final payment to pay off the Dreamcatcher Credit Facility in full in September 2017.
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
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. The terms of the agreement reached with the IRS appeals office were materially consistent with our reserve at June 30, 2016. In connection with the final agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above. During the fourth quarter of 2016, we recorded an additional $1 million of income tax expense primarily related to the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The remaining $4 million of state liabilities are included in the income taxes payable account in our Consolidated Balance Sheet at both December 31, 2017 and December 31, 2016.
As further described in Note 8 to our audited consolidated financial statements, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2017 would be approximately $63 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. We estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of December 31, 2017, we have paid or accrued approximately $53 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 include a deferred tax liability of $96 million and $158 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
CareerBuilder
On September 7, 2016, TEGNA announced that it began evaluating strategic alternatives, including a possible sale, for CareerBuilder. In 2017, we recorded non-cash pretax impairment charges totaling $181 million to write down our investment in CareerBuilder prior to the sale. The impairment charges resulted from declines in the fair value of the investment that we determined to be other than temporary.
On June 19, 2017, TEGNA announced that it entered into an agreement (the “CareerBuilder Sale Agreement”), together with the other owners of CareerBuilder, including us, to sell a majority interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. The transaction closed on July 31, 2017 and we received cash of $158 million, which included an excess cash distribution of $16 million. We recognized a gain on sale of $4 million in 2017. As a result of the sale, our ownership in CareerBuilder declined from 32% to approximately 7%, on a fully diluted basis. As of December 31, 2017, our ownership interest in CareerBuilder was approximately 6% on a fully diluted basis (including CareerBuilder employees’ unvested equity awards).
Employee Reductions
We recorded pretax charges, mainly consisting of employee severance costs, associated termination benefits and related expenses totaling $5 million, $10 million and $5 million in 2017, 2016 and 2015, respectively. These charges are included in direct operating expenses or selling, general and administrative expenses (“SG&A”), as appropriate, in our Consolidated Statements of Operations.
The following table summarizes these severance and related charges included in income (loss) from continuing operations by business segment for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Television and Entertainment	$4,367	$9,228	$2,317
Corporate and Other	372	1,178	2,959
Total	$4,739	$10,406	$5,276
Severance and related expenses included in income (loss) from discontinued operations, net of taxes totaled $0.5 million and $1 million in 2016 and 2015, respectively.
The accrued liability for severance and related expenses was $5 million and $9 million at December 31, 2017 and December 31, 2016, respectively.
Non-Operating Items
Non-operating items for 2017, 2016 and 2015 are summarized as follows (in thousands):

	2017	2016	2015
Loss on extinguishments and modification of debt	$(20,487)	$—	$(37,040)
Gain on investment transactions, net	8,131	—	12,173
Write-downs of investments	(193,494)	—	—
Other non-operating gain, net	71	5,427	7,228
Total non-operating (loss) gain, net	$(205,779)	$5,427	$(17,639)
Non-operating items for 2017 included a $20 million pretax loss on the extinguishments and modification of debt. The loss included a write-off of unamortized debt issuance costs of $7 million and an unamortized discount of $2 million as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” Gain on investment transactions, net included a pretax gain of $5 million from the sale of our tronc shares and a pretax gain of $4 million from the partial sale of CareerBuilder. Write-downs of investments included non-cash pretax impairment charges of $193 million to write down our investments in CareerBuilder (as further described above) and Dose Media, LLC (“Dose Media”) as well as one of our cost method investments.
Non-operating items for 2016 included a $5 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by the Company in prior years.
Non-operating items in 2015 included a $37 million pretax loss on the extinguishment of the Former Term Loans, which includes the write-off of unamortized debt issuance costs and discounts, as further described in Note 9 to our audited consolidated financial statements. Gain on investment transactions, net in 2015 included a pretax gain of $8 million for an additional cash distribution from CV pursuant to the collection of a contingent receivable subsequent to our sale of our interest in CV and a pretax gain of $3 million on the sale of our 3% interest in NHLLC on September 2, 2015. See Note 8 to our audited consolidated financial statements for further information on the sale of NHLLC. Other non-operating items in 2015 included a $9 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by us in prior years and a $2 million non-cash pretax charge to write off a convertible note receivable resulting from a decline in the fair value of the convertible note receivable that we determined to be other than temporary.

Results of Operations
As described under “—Significant Events—Digital and Data Sale,” on December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interest in substantially all of the Digital and Data business. As a result, the historical results of operations for businesses included in the Gracenote Sale are reported in discontinued operations for 2017, 2016 and 2015. The following discussion of our annual results of operations only relates to our continuing operations, unless otherwise noted.
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
On April 16, 2015, our Board of Directors approved the change of our fiscal year end from the last Sunday in December of each year to December 31 of each year and to change our fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter of 2015, which ended on June 30, 2015. As a result of this change, the fiscal year ended December 31, 2016 has two less days compared to the fiscal year ended December 31, 2015. The disparity in days had an impact on our consolidated operating revenues, operating expenses and operating profit (loss) of approximately 1%.
For the Three Years in the Period Ended December 31, 2017
CONSOLIDATED
Our consolidated operating results for 2017, 2016 and 2015 are shown in the table below.

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Operating revenues	$1,848,959	$1,947,930	$1,801,967	-5%	+8%

Operating profit (loss):
Before impairments of goodwill and other intangible assets	$108,468	$436,974	$115,665	-75%	*
Impairments of goodwill and other intangible assets	—	(3,400)	(385,000)	-100%	-99%
After impairments of goodwill and other intangible assets	$108,468	$433,574	$(269,335)	-75%	*

Income on equity investments, net	$137,362	$148,156	$146,959	-7%	+1%

Income (loss) from continuing operations	$183,077	$87,040	$(315,337)	*	*

Income (loss) from discontinued operations, net of taxes	$14,420	$(72,794)	$(4,581)	*	*

Net income (loss) attributable to Tribune Media Company	$194,119	$14,246	$(319,918)	*	*

*	Represents positive or negative change in excess of 100%

Operating Revenues and Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment were as follows:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Operating revenues
Television and Entertainment	$1,835,423	$1,909,896	$1,752,542	-4%	+9%
Corporate and Other	13,536	38,034	49,425	-64%	-23%
Total operating revenues	$1,848,959	$1,947,930	$1,801,967	-5%	+8%
Operating profit (loss)
Television and Entertainment:
Before impairments of goodwill and other intangible assets	$196,100	$328,237	$209,860	-40%	+56%
Impairments of goodwill and other intangible assets	—	(3,400)	(385,000)	-100%	-99%
After impairments of goodwill and other intangible assets	196,100	324,837	(175,140)	-40%	*
Corporate and Other	(87,632)	108,737	(94,195)	*	*
Total operating profit (loss)	$108,468	$433,574	$(269,335)	-75%	*

*	Represents positive or negative change in excess of 100%
2017 compared to 2016
Consolidated operating revenues decreased 5%, or $99 million, in 2017 primarily due to a decrease of $74 million in Television and Entertainment revenues driven by lower advertising and other revenue, partially offset by higher retransmission revenue and carriage fees. Additionally, Corporate and Other revenues declined by $24 million primarily due to the loss of revenue from real estate properties sold in 2016 and 2017. Consolidated operating profit was $108 million in 2017 compared to $434 million in 2016, representing a decrease of $325 million primarily due to a $185 million decline in gains recorded on the sales of real estate from $213 million in 2016 to $29 million in 2017 and lower Television and Entertainment operating profit. Television and Entertainment operating profit decreased due to lower revenues and higher programming expenses partly resulting from a $43 million increase in program impairment charges. Programming expenses included a program impairment charge of $80 million for the syndicated programs Elementary and Person of Interest at WGN America in 2017 compared to a program impairment charge of $37 million in 2016 for the syndicated program Elementary at WGN America.
2016 compared to 2015
Consolidated operating revenues increased 8%, or $146 million, in 2016 primarily due to an increase of $157 million in Television and Entertainment revenues, driven by higher advertising revenue, retransmission revenue and carriage fees, partially offset by lower other revenue and a decrease of $11 million in Corporate and Other primarily due to the loss of revenue from real estate properties sold in 2016. Consolidated operating profit was $434 million in 2016, which included an impairment charge of $3 million related to other intangible assets, compared to an operating loss of $269 million in 2015, which included an impairment charge of $385 million related to goodwill and other intangible assets. Consolidated operating profit before impairment of goodwill and other intangible assets was $437 million in 2016 compared to $116 million in 2015, representing an increase of $321 million primarily due to $213 million of gains recorded on the sales of real estate. Additionally, Television and Entertainment operating profit increased primarily due to higher revenues and lower programming expenses partly due to lower impairment charges. Programming expenses included a program impairment charge of $37 million in 2016 for the syndicated program Elementary at WGN America compared to a program impairment charge of $74 million in 2015 for the syndicated programs Person of Interest and Elementary at WGN America.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Programming	$604,068	$515,738	$535,799	+17%	-4%
Direct operating expenses	391,770	390,595	376,383	—%	+4%
Selling, general and administrative	550,193	592,220	543,065	-7%	+9%
Depreciation	56,314	58,825	64,554	-4%	-9%
Amortization	166,679	166,664	166,404	—%	—%
(Gain) loss on sales of real estate, net	(28,533)	(213,086)	97	-87%	*
Total operating expenses before impairments of goodwill and other intangible assets	1,740,491	1,510,956	1,686,302	+15%	-10%
Impairments of goodwill and other intangible assets	—	3,400	385,000	-100%	-99%
Total operating expenses	$1,740,491	$1,514,356	$2,071,302	+15%	-27%

*	Represents positive or negative change in excess of 100%
2017 compared to 2016
Programming expenses, which represented 33% of revenues for the year ended December 31, 2017 compared to 26% for the year ended December 31, 2016, increased 17%, or $88 million, due largely to a $43 million increase in program impairment charges and a total of $19 million of expense related to a shift in programming strategy at WGN America in the second quarter of 2017. This includes cancellation costs for Outsiders and Underground and the associated accelerated amortization of remaining programming assets for both shows as well as the write-off of certain other capitalized program development projects. The remaining increase was due to higher network affiliate fees of $27 million and $7 million of higher amortization of license fees primarily related to airing higher cost feature presentations on WGN America.
Direct operating expenses, which represented 21% of revenues in the year ended December 31, 2017 compared to 20% for the year ended December 31, 2016, were essentially flat as a $2 million increase in compensation expense at Television and Entertainment was mostly offset by declines in other direct operating expenses.
SG&A expenses, which represented 30% of revenues in both of the years ended December 31, 2017 and December 31, 2016, decreased 7%, or $42 million, due mainly to lower other expenses and outside services expense. Outside services expense decreased 6%, or $5 million, driven by a $12 million decrease in professional fees primarily related to technology, a $3 million decrease in costs for operating websites and a $3 million decrease in costs associated with real estate sold in 2016, partially offset by a $14 million increase in professional and legal fees primarily associated with the Merger. Other expenses decreased 15%, or $35 million, primarily due to a $13 million decline in promotion expense, a $13 million decline in real estate impairment charges, a $2 million decrease in bad debt write-offs and a $9 million decrease in real estate taxes and other costs associated with real estate sold in 2016.
Gain on sales of real estate, net of $29 million for 2017 primarily related to the sales of our properties in Costa Mesa, CA and Ft. Lauderdale, FL, as further described in Note 6 to our audited consolidated financial statements.
Depreciation expense fell 4%, or $3 million, in 2017. The decrease is primarily due to lower levels of depreciable property. Amortization expense remained flat in 2017.

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
Direct operating expenses, which represented 20% of revenues for the year ended December 31, 2016 compared to 21% for the year ended December 31, 2015, increased 4%, or $14 million. Compensation expense increased 2%, or $6 million, primarily at Television and Entertainment driven by higher direct pay and benefit costs. All other direct operating expenses increased 13%, or $8 million, primarily due to the absence of a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit and an increase of $2 million in costs of operating the websites and mobile applications of our television stations.
SG&A expenses, which represented 30% of revenues for both years ended December 31, 2016 and December 31, 2015, increased 9%, or $49 million, due mainly to higher compensation, promotion expenses, outside services and other expenses. Compensation expense increased $16 million due to a $5 million increase in severance related to employee reductions, a $6 million increase at Television and Entertainment driven by merit increases and a $3 million increase in stock-based compensation. Promotion expense increased 11%, or $12 million, primarily for first run original programs and syndicated programs airing on WGN America, increased advertising related to the DISH Network blackout and increased sales research services. Outside services expense increased 18%, or $14 million, primarily due to a $6 million increase in costs of operating the websites and mobile applications of our television stations resulting in higher digital revenues, a $4 million increase in professional and legal fees and a $5 million increase for license fees related to technology application implementations. Other expenses increased primarily due to an $8 million increase in impairment charges associated with certain real estate properties from $7 million in 2015 to $15 million in 2016.
Gain on sales of real estate, net of $213 million for 2016 primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plant facility.
Depreciation expense fell 9%, or $6 million, in 2016. The decrease is primarily due to property sales and the real estate properties held for sale which are no longer depreciable. Amortization expense remained flat in 2016.
During the fourth quarter of 2016, we recorded non-cash impairment charges of $3 million related to the impairment of FCC licenses at two of our television stations. During the fourth quarter of 2015, we recorded non-cash impairment charges of $385 million at Television and Entertainment, consisting of a $381 million charge related to the impairment of goodwill at the cable reporting unit and a $4 million charge related to the impairment of an FCC license at one of our televisions stations (see Note 7 to our audited consolidated financial statements for additional information).
Income (Loss) From Discontinued Operations, Net of Taxes—The results of discontinued operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Income from discontinued operations, net of taxes in 2017 totaled $14 million, including a pretax gain on the sale of $33 million, compared to a loss from discontinued operations, net of taxes in 2016 and 2015 of $73 million and $5 million, respectively. Interest expense allocated to discontinued operations totaled $1 million, $15 million and $16 million for 2017, 2016 and 2015, respectively. The results of discontinued operations also include transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $10 million for the year ended December 31, 2017 and $3 million for each of the years ended December 31, 2016 and December 31, 2015. See Note 2 to our audited consolidated financial statements for further information.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Profit (Loss)—Our Television and Entertainment operating revenues include advertising revenues, retransmission revenues, carriage fees, barter/trade revenues and other revenues. The following table presents Television and Entertainment operating revenues, operating expenses and operating profit:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Operating revenues	$1,835,423	$1,909,896	$1,752,542	-4%	+9%

Operating expenses:
Before impairments of goodwill and other intangible assets	$1,639,323	$1,581,659	$1,542,682	+4%	+3%
Impairments of goodwill and other intangible assets	—	3,400	385,000	-100%	-99%
After impairments of goodwill and other intangible assets	$1,639,323	$1,585,059	$1,927,682	+3%	-18%

Operating profit (loss):
Before impairments of goodwill and other intangible assets	$196,100	$328,237	$209,860	-40%	+56%
Impairments of goodwill and other intangible assets	—	(3,400)	(385,000)	-100%	-99%
After impairments of goodwill and other intangible assets	$196,100	$324,837	$(175,140)	-40%	*

*	Represents positive or negative change in excess of 100%
2017 compared to 2016
Television and Entertainment operating revenues decreased 4%, or $74 million, in 2017 due largely to a decrease in advertising and other revenue, partially offset by an increase in retransmission revenues and carriage fees, as further described below.
Television and Entertainment operating profit decreased $129 million to $196 million in 2017 compared to $325 million in 2016, which included an impairment of other intangible assets of $3 million. The decrease was due primarily to lower operating revenues of $74 million and higher programming expenses of $88 million, mainly from a $43 million increase in program impairment charges, higher network affiliate fees and additional expenses related to the shift in programming strategy at WGN America, partially offset by a decrease in other expenses of $23 million and compensation expense of $6 million, as further described below.
2016 compared to 2015
Television and Entertainment operating revenues increased 9%, or $157 million, in 2016 due largely to an increase in advertising revenue, retransmission revenues and carriage fees, partially offset by lower other revenue, as further described below.
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

Operating Revenues—Television and Entertainment operating revenues, by classification, were as follows:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Advertising	$1,225,900	$1,374,571	$1,303,220	-11%	+5%
Retransmission revenues	412,309	334,724	283,140	+23%	+18%
Carriage fees	127,935	121,044	85,344	+6%	+42%
Barter/trade	37,381	39,025	38,243	-4%	+2%
Other	31,898	40,532	42,595	-21%	-5%
Total operating revenues	$1,835,423	$1,909,896	$1,752,542	-4%	+9%
2017 compared to 2016
Advertising Revenues—Advertising revenues, net of agency commissions, decreased 11%, or $149 million, in 2017 primarily due to a $115 million decrease in net political advertising revenues and a $36 million decrease in net core advertising revenues (comprised of local and national advertising, excluding political and digital), partially offset by a $2 million increase in digital revenues. The decrease in net core advertising revenue was primarily due to a decline in market revenues, partially offset by an increase in revenues associated with airing the Super Bowl on 14 FOX-affiliated stations in 2017 compared to 6 CBS-affiliated stations in 2016. Net political advertising revenues, which are a component of total advertising revenues, were $22 million for the fiscal year ended December 31, 2017 compared to $137 million for the fiscal year ended December 31, 2016 as 2016 was a presidential election year.
Retransmission Revenues—Retransmission revenues increased 23%, or $78 million, in 2017 primarily due to a $76 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers. Additionally, 2016 was negatively impacted due to the blackout of our stations by DISH network from June 12, 2016 to September 3, 2016.
Carriage Fees—Carriage fees increased 6%, or $7 million, in 2017 due mainly to a $9 million increase from higher rates for the distribution of WGN America, partially offset by a decline in the number of subscribers.
Barter/Trade Revenues—Barter/trade revenues decreased 4%, or $2 million, in 2017. As discussed in Note 1 to our audited consolidated financial statements, barter revenue will no longer be recognized pursuant to new revenue recognition guidance that we will adopt in the first quarter of 2018.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 21%, or $9 million, in 2017 due primarily to 2016 including profit sharing from original programming that was cancelled.
2016 compared to 2015
Advertising Revenues—Advertising revenues, net of agency commissions, grew 5%, or $71 million, in 2016 primarily due to a $117 million increase in net political advertising revenues and a $7 million increase in digital advertising revenue. The increase was partially offset by lower net core advertising revenues (comprised of local and national advertising, excluding political and digital) of $53 million primarily due to a decline in the core advertising market spend, partially the result of displacement from significant political advertising during 2016 and the 2016 Summer Olympics, which negatively impacted advertising revenues for stations other than NBC affiliates. Net political advertising revenues, which are a component of total advertising revenues, were $137 million for the fiscal year ended December 31, 2016 compared to $20 million for the fiscal year ended December 31, 2015 due to 2016 being a presidential election year.

Retransmission Revenues—Retransmission revenues increased 18%, or $52 million, in 2016 primarily due to a $73 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers. Additionally, there was a decline in revenue due to the blackout of our stations by DISH network during a portion of 2016, as noted above.
Carriage Fees—Carriage fees increased 42%, or $36 million, in 2016 due mainly to a $23 million increase from higher rates for the distribution of WGN America and additional revenue of $13 million resulting from an increase in the number of subscribers due to expanded distribution.
Barter/Trade Revenues—Barter/trade revenues increased 2%, or $1 million, in 2016.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 5%, or $2 million, in 2016 due primarily to a $7 million decline in copyright royalties attributed to the full conversion in 2015 of the subscribers of WGN America from a superstation to a cable network. As a cable network, WGN America no longer generates copyright royalties revenue. The decrease was partially offset by additional profit sharing from Outsiders and Manhattan.
Operating Expenses—Television and Entertainment operating expenses for 2017, 2016 and 2015 were as follows:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Compensation	$544,494	$550,256	$528,758	-1%	+4%
Programming	604,068	515,738	535,799	+17%	-4%
Depreciation	42,713	45,083	48,437	-5%	-7%
Amortization	166,679	166,664	166,404	—%	—%
Other	281,369	303,918	263,284	-7%	+15%
Total operating expenses before impairments of goodwill and other intangible assets	1,639,323	1,581,659	1,542,682	+4%	+3%
Impairments of goodwill and other intangible assets	—	3,400	385,000	-100%	-99%
Total operating expenses	$1,639,323	$1,585,059	$1,927,682	+3%	-18%
2017 compared to 2016
Television and Entertainment operating expenses increased $54 million in 2017 largely due to higher programming expense, partially offset by lower other expenses and a decline in compensation expense, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, decreased 1%, or $6 million, in 2017 primarily due to a $5 million decrease in severance expense and a $3 million decrease in incentive compensation, partially offset by a $2 million increase in stock-based compensation. Severance expense was $4 million in 2017 compared to $9 million in 2016.
Programming Expense—Programming expense increased 17%, or $88 million, in 2017 due primarily to the increase of $43 million in program impairment charges and $19 million of additional expenses related to the shift in programming strategy at WGN America, higher network affiliate fees and higher amortization of license fees. Network affiliate fees increased by $27 million mainly due to renewals of certain network affiliate agreements in the third quarter of 2016 as well as other contractual increases. The increase in amortization of license fees of $7 million was primarily attributable to airing higher cost feature presentations on WGN America.

Depreciation and Amortization Expense—Depreciation expense decreased 5%, or $2 million, in 2017 due to lower levels of depreciable property. Amortization expense remained flat in 2017.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 7%, or $23 million, in 2017. The decrease was due primarily to a $13 million decline in promotion expense, a $3 million decrease due to impairment charges recorded in 2016 associated with one real estate property, a $3 million decrease in outside services primarily related to professional fees and costs for operating websites of our television stations and a $2 million decrease in bad debt write-offs.
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

Impairment of Goodwill and Other Intangible Assets—During 2016, we recorded non-cash impairment charges of $3 million related to the impairment of FCC licenses at two of our television stations compared to a charge of $4 million in 2015 related to the impairment of an FCC license at one of our television stations. In 2015, we also recorded a non-cash impairment charge of $381 million related to the impairment of goodwill at our cable reporting unit.
CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating revenues and expenses for 2017, 2016 and 2015 were as follows:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Real estate revenues	$13,536	$38,034	$49,425	-64%	-23%

Operating Expenses:
Real estate (1)	$11,564	$34,111	$41,736	-66%	-18%
Corporate (2)	139,867	132,379	130,953	+6%	+1%
Pension credit	(22,047)	(24,110)	(29,166)	-9%	-17%
(Gain) loss on sales of real estate	(28,216)	(213,083)	97	-87%	*
Total operating expenses	$101,168	$(70,703)	$143,620	*	*

*	Represents positive or negative change in excess of 100%

(1)	Real estate operating expenses included $2 million, $2 million and $8 million of depreciation expense in 2017, 2016 and 2015, respectively.

(2)	Corporate operating expenses included $12 million, $11 million and $8 million of depreciation expense in 2017, 2016 and 2015, respectively.
2017 compared to 2016
Real Estate Revenues—Real estate revenues decreased 64%, or $24 million, in 2017 primarily due to the loss of revenue from real estate properties sold during 2016 and 2017.
Real Estate Expenses—Real estate operating expenses decreased 66%, or $23 million, in 2017 primarily resulting from a $12 million decrease in real estate taxes and other costs associated with real estate sold in 2016 as well as a $9 million reduction of impairment charges associated with certain real estate properties from $12 million 2016 to $2 million in 2017.
Corporate Expenses—Corporate expenses increased 6%, or $7 million, in 2017 primarily due to a $5 million increase in compensation expense as a result of $6 million of severance expense related to the resignation of the CEO in the first quarter of 2017, a $5 million increase in transaction related bonuses, and a $2 million increase in outside services, partially offset by a $4 million decrease in equity compensation and a $2 million decrease in other compensation. The $2 million increase in outside services was driven by a $14 million increase in professional and legal fees primarily associated with the Merger, partially offset by a $12 million decrease in professional fees primarily related to technology.
Pension Credit—The pension credit decreased 9%, or $2 million, in 2017.
(Gain) Loss on Sales of Real Estate—In 2017, we recorded net pretax gains on real estate of $28 million primarily related to the sales of our properties in Costa Mesa, CA and Ft. Lauderdale, FL, as further described in Note 6 to our audited consolidated financial statements.

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
(Gain) Loss on Sales of Real Estate—In 2016, we recorded net pretax gains on real estate of $213 million primarily related to the sales of Tribune Tower, the LA Times Property and the Olympic Printing Plan facility as further described in Note 6 to our audited consolidated financial statements.
INCOME ON EQUITY INVESTMENTS, NET
Our income on equity investments, net from continuing operations for 2017, 2016 and 2015 was as follows:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Income from equity investments, net, before amortization of basis difference	$190,864	$202,758	$201,207	-6%	+1%
Amortization of basis difference	(53,502)	(54,602)	(54,248)	-2%	+1%
Income from equity investments, net	$137,362	$148,156	$146,959	-7%	+1%

Income on equity investments, net decreased 7%, or $11 million, in 2017 primarily due to lower equity income from CareerBuilder of $29 million as a result of a decline in operating performance, a decline in our ownership due to the sale of a majority of our interest in CareerBuilder on July 31, 2017, and non-recurring transaction expenses incurred by CareerBuilder in connection with the transaction. This decline was partially offset by an increase in equity income from TV Food Network of $18 million.
As described under “—Significant Events—CareerBuilder” in 2017, we recorded non-cash pretax impairment charges of $181 million to write down our investment in CareerBuilder. Additionally, we recorded a non-cash pretax impairment charge of $10 million to write down our investment in Dose Media. These impairment charges are included in write-downs of investments in our Consolidated Statements of Operations.
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
As of the Effective Date, fresh-start reporting adjustments increased the total carrying value of equity method investments by $1.615 billion of which $1.108 billion was attributable to our share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. We amortize the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and record the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in our Consolidated Statements of Operations. In 2017, 2016 and 2015 income on equity investments, net was reduced by such amortization of $54 million, $55 million and $54 million, respectively.
Cash distributions from our equity method investments were as follows:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Cash distributions from equity investments (1)	$201,892	$170,527	$180,207	+18%	-5%

(1)
Certain distributions received from CareerBuilder in 2017 and 2015 exceeded our share of CareerBuilder’s cumulative earnings. As a result, we determined that these distributions were a return of investment and, therefore, presented such distributions totaling $4 million in 2017 and $10 million in 2015 as an investing activity in our Consolidated Statements of Cash Flows for 2017 and 2015.

Cash distributions from our equity method investments totaled $202 million, $171 million and $180 million in 2017, 2016 and 2015, respectively. Cash distributions in the year ended December 31, 2017 included a $16 million distribution of excess cash from CareerBuilder prior to the closing of the CareerBuilder Sale.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense from continuing operations for 2017, 2016 and 2015 were as follows:

				Change
(in thousands)	2017	2016	2015	17-16	16-15
Interest and dividend income	$3,149	$1,226	$720	*	+70%

Interest expense (1)	$159,387	$152,719	$148,587	+4%	+3%

Income tax (benefit) expense (2)	$(301,373)	$347,202	$25,918	*	*

*	Represents positive or negative change in excess of 100%

(1)
Interest expense excludes $1 million, $15 million and $16 million in 2017, 2016 and 2015, respectively, related to discontinued operations. On February 1, 2017, we used $400 million of the proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility and the interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility.

(2)	Income tax (benefit) expense excludes $13 million and $54 million of expense in 2017 and 2016, respectively, and benefit of $4 million in 2015, related to discontinued operations.
Interest and Dividend Income—Interest and dividend income from continuing operations was $3 million in 2017 and $1 million in each of 2016 and 2015.
Interest Expense—Interest expense from continuing operations was $159 million in 2017, $153 million in 2016 and $149 million in 2015 from our borrowing under the Secured Credit Facility, as discussed under “—Significant Events—Secured Credit Facility,” and our borrowing under the Notes, as discussed under “—Significant Events—5.875% Senior Notes due 2022.” Interest expense in 2017, 2016 and 2015 includes amortized debt issue costs of $7 million, $10 million and $11 million, respectively, and amortization of original issue discounts of $1 million in each year.

Income Tax Expense—In 2017, we recorded an income tax benefit related to continuing operations of $301 million. The effective tax rate on pretax loss from continuing operations was 254.8% in 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to a $256 million provisional discrete net tax benefit due to Tax Reform as further described in “—Significant Events—Tax Reform,” state income taxes (net of federal benefit), a one-time benefit of $7 million due to a decrease our net state deferred tax liabilities as a result of a change in our state effective income tax rate, the domestic production activities deduction, and other non-deductible expenses. Excluding the tax reform and net favorable adjustments, the effective tax rate on pretax income was 33.1%.
In 2016, we recorded income tax expense related to continuing operations of $347 million. The effective tax rate on pretax income from continuing operations was 80.0% in 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), a $103 million charge related to the settlement of the Newsday dispute, a related $88 million charge to adjust our deferred taxes (as further described in Note 13 to our audited consolidated financial statements), the domestic production activities deduction, other non-deductible expenses, a $12 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation and a $3 million benefit resulting from a change in the Company’s state tax rates. Excluding the Newsday settlement impact and net favorable adjustments, the effective tax rate on pretax income was 38.5%.
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
Liquidity and Capital Resources
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We intend to continue the monetization of our real estate portfolio to take advantage of robust market conditions although there can be no assurance that any such divestitures can be completed in a timely manner, on favorable terms or at all. The Merger Agreement for the proposed Merger with Sinclair places certain limitations on our use of cash, including our application of cash to repurchase shares of our Common Stock, our ability to declare any dividends other than quarterly dividends of $0.25 or less per share, our ability to make certain capital expenditures (except pursuant to our capital expenditures budget), and our ability to pursue significant business acquisitions.
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

Sources and Uses
For the Three Years in the Period Ended December 31, 2017
The table below details the total operating, investing and financing activity cash flows for each of the three years in the period ended December 31, 2017 (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net cash provided by operating activities	$222,502	$284,163	$25,944
Net cash provided by (used in) investing activities	956,340	402,337	(125,733)
Net cash used in financing activities	(1,095,566)	(358,735)	(1,092,750)
Net Increase (Decrease) in Cash and Cash Equivalents	$83,276	$327,765	$(1,192,539)
Operating activities
Net cash provided by operating activities was $223 million in 2017, down $62 million from $284 million in 2016. The decrease was primarily due to lower cash flows from operating results and unfavorable working capital changes, partially offset by lower cash paid for income taxes and higher distributions from equity investments. Cash paid for income taxes, net of income tax refunds, decreased by $83 million to $183 million in 2017, from $266 million in 2016. The decrease was primarily due to the payment of taxes in the third quarter of 2016 related to the Newsday settlement. Distributions from equity investments increased by $28 million to $198 million in 2017 from $171 million in 2016.
Net cash provided by operating activities was $284 million in 2016, up $258 million from $26 million in 2015. The increase was primarily due to lower cash paid for income taxes, higher operating cash flows from operating results and favorable working capital changes. Cash paid for income taxes, net of income tax refunds, decreased by $169 million to $266 million in 2016, from $435 million in 2015. The decrease was primarily due to the payment of taxes in 2015 on the gain from the sale of our equity interest in CV in the fourth quarter of 2014, partially offset by payment of taxes in the third quarter of 2016 related to the Newsday settlement. Distributions from equity investments increased by $1 million to $171 million in 2016 from $170 million in 2015.
Investing activities
Net cash provided by investing activities totaled $956 million in 2017. Our capital expenditures totaled $67 million in 2017. In 2017, we received $558 million from the Gracenote Sale, $172 million related to gross proceeds from the sale of certain FCC licenses in the FCC spectrum auction, $143 million related to the sale of a majority of our interest in CareerBuilder, $144 million primarily related to the sales of real estate (as further described in “—Significant Events—Monetization of Real Estate Assets” above) and $6 million related to the sale of marketable securities. We made investments of $5 million in 2017, primarily consisting of a capital contribution to New Cubs LLC.
Net cash provided by investing activities totaled $402 million in 2016. Our capital expenditures totaled $100 million in 2016. We had investments of $6 million, primarily consisting of our investment in Share Rocket, Inc. for $3 million and a capital contribution to New Cubs LLC totaling $3 million. We received net proceeds of approximately $508 million from the sales of our real estate and other assets (see Note 6 to our audited consolidated financial statements for further information).
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
Financing activities
Net cash used in financing activities was $1.096 billion in 2017. During 2017, we repaid $704 million of borrowings under our Term Loan Facility and the Dreamcatcher Credit Facility, which included using $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term B Loans in the first quarter of 2017 and using $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans in the third quarter of 2017. Additionally, we used $203 million of long-term borrowings of Term C Loans to repay $184 million of Term B Loans, with the remainder used to pay fees associated with the 2017 Amendment. We paid dividends of $586 million consisting of quarterly cash dividends of $87 million and the special cash dividend of $499 million.
Net cash used in financing activities was $359 million in 2016. During 2016, we paid regular quarterly cash dividends of $90 million. In 2016, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $232 million (see Note 15 to our audited consolidated financial statements for further information).
Net cash used in financing activities was $1.093 billion in 2015. In connection with the Amendment of our Secured Credit Facility on June 24, 2015, we issued $1.100 billion aggregate principal amount of the Notes and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility, as further described below. During 2015, we paid dividends of $720 million, including regular quarterly cash dividends of $71 million and a special cash dividend paid in the second quarter of 2015 of $649 million. In 2015, cash paid for the Class A Common Stock repurchases pursuant to our previous stock repurchase program totaled $340 million (see Note 15 to our audited consolidated financial statements for further information).
Debt and Capital Structure
Our debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84% and 3.82%, net of unamortized discount and debt issuance costs of $1,900 and $31,230	$187,725	$2,312,218
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance cost of $21,783	1,644,109	—
5.875% Senior Notes due 2022, net of debt issuance costs of $12,649 and $15,437	1,087,351	1,084,563
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $80	—	14,770
Total debt (1)	$2,919,185	$3,411,551

(1)	Under the terms of the Merger Agreement, Sinclair will assume, repay or refinance all of our outstanding debt on the date the Merger is closed.

Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we, as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of the $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, the Guarantors and JPMorgan, as administrative agent, entered into the Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the Converted Term B Loans in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion. The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment of $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loan in our Consolidated Statement of Operations for the fiscal year ended December 31, 2015 as a portion of the facility was considered extinguished for accounting purposes. See Note 9 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $21 million of standby letters of credit outstanding primarily in support of our workers’ compensation insurance programs.
As described under “—Significant Events—Financing Activities,” on January 27, 2017, we, the Subsidiary Guarantors, JPMorgan, as administrative agent and certain extending lenders, entered into the 2017 Amendment pursuant to which we converted approximately $1.761 billion of the Existing Term Loans into the Term C Loans and extended the maturity date of the Term C Loans. Under the Secured Credit Facility, the Term C Loans bear interest, at our election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Under the Revolving Credit Facility, the loans made pursuant to a New Initial Revolving Credit Commitment bear interest initially, at the Company’s election, at a rate per annum equal to either (i) the sum of Adjusted LIBOR, subject to a minimum rate of zero, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%.
The Term C Loans and the New Initial Revolving Credit Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the 2017 Amendment. The financial covenant is the same as in the Existing Credit Agreement, except such covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase). The other terms of the Term C Loans and the New Initial Revolving Credit Loans are also generally the same as the terms of the Existing Term Loans and the revolving loans outstanding immediately prior to the closing of the 2017 Amendment (the “Existing Revolving Loans”). A portion of each of the Existing Term Loans and the Existing Revolving Loans remained in place following the 2017 Amendment and each will mature on its respective existing maturity date.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased the amount of commitments under our Revolving Credit Facility from $300 million to $420 million.

As further described in Note 2 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, on February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term B Loans.
In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million prepayment, we recorded a loss of $19 million on the extinguishment and modification of debt, as further described in Note 9 to our audited consolidated financial statements.
During the third quarter of 2017, we used $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans. Subsequent to these payments, our quarterly installments related to the remaining principal amount of the Term C Loans are not due until the third quarter of 2022. We recorded charges of $1 million associated with debt extinguishment in 2017. See Note 12 to our audited consolidated financial statements for additional information regarding our participation in the FCC’s incentive auction.
Under the Merger Agreement, we may not incur debt, other than pursuant to our Revolving Credit Facility.
5.875% Senior Notes due 2022—On June 24, 2015, we issued $1.100 billion aggregate principal amount of our 5.875% Senior Notes due 2022, which we exchanged for substantially identical securities registered under the Securities Act of 1933, as amended, on May 4, 2016. The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. See “—Significant Events—5.875% Senior Notes due 2022” for additional information regarding the Consent Solicitation undertaken by us in the second quarter of 2017 relating to the Fourth Supplemental Indenture.
Dreamcatcher Credit Facility—We and the Guarantors guarantee the obligations of Dreamcatcher under its Dreamcatcher Credit Facility. See Note 9 to our audited consolidated financial statements for a description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations under the Secured Credit Facility. During the third quarter of 2017, we used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility as any proceeds received by Dreamcatcher as a result of the FCC spectrum auction were required to first be used to repay the Dreamcatcher Credit Facility. The debt extinguishment charge recorded in 2017 associated with this prepayment was immaterial. We made the final payment to pay off the Dreamcatcher Credit Facility in full in September 2017.
Capital Structure
As of the Effective Date, we issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. In addition, on the Effective Date, we entered into the Warrant Agreement, pursuant to which we issued 16,789,972 Warrants. As permitted under the Plan, we adopted a new equity incentive plan for the purpose of granting awards to our directors, officers and employees and the directors, officers and employees of our subsidiaries (see Note 15 and Note 16 to our audited consolidated financial statements for further information related to our capital structure and equity incentive plan, respectively). At December 31, 2017, the following amounts were issued: 30,551 Warrants, 101,429,999 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,557 shares of Class B Common Stock.
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
Pursuant to the terms of the Plan, we are also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the

Chapter 11 proceedings. At December 31, 2017, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations.
Contractual Obligations
The table below includes future payments required for long-term debt, contractual agreements for broadcast rights recorded in the Consolidated Balance Sheet, future minimum lease payments to be made under certain non-cancellable operating leases, and expected future payments under our multi-year talent and employment contracts related to our Television and Entertainment operations as well as certain other purchase obligations as of December 31, 2017:

	Required or Expected Payments by Fiscal Year
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)	$2,955,517	$—	$189,625	$1,105,727	$1,660,165
Interest on long-term debt (1)(2)	839,148	154,574	308,221	290,363	85,990
Broadcast rights contracts payable	553,664	253,244	244,610	55,810	—
Minimum operating lease payments	210,500	28,717	52,380	39,162	90,241
Talent and employment contracts (3)	145,023	65,806	69,671	9,513	33
Programming not yet available for broadcast	859,653	241,810	318,851	164,189	134,803
Other purchase obligations (4)	186,117	88,766	78,052	13,132	6,167
Total (5)	$5,749,622	$832,917	$1,261,410	$1,677,896	$1,977,399

(1)
As of December 31, 2017, we have $1.666 billion of Term C Loans outstanding. The Term C Loans maturity date is the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time), as further described in Note 9 to our audited consolidated financial statements. For purposes of the above table, Term C Loans are deemed to mature in 2024.

(2)
Interest payments on long-term debt include the impact of our hedging program with respect to $500 million of Term C Loans, as further described in Note 9 to our audited consolidated financial statements.

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

(4)
Other purchase obligations shown in the above table include contractual commitments related to capital projects, technology services, news and market data services and other legally binding commitments.

(5)
The above table does not include $23 million of liabilities as of December 31, 2017 associated with our uncertain tax positions as we cannot reliably estimate the timing of the future cash outflows related to these liabilities. See Note 13 to our audited consolidated financial statements.

We have funding obligations with respect to our company-sponsored pension and other postretirement plans and our participation in multiemployer defined benefit pension plans which are not included in the tables above. See Note 14 to our audited consolidated financial statements for further information regarding our funding obligations for these benefit plans.
Repurchases of Equity Securities
On February 24, 2016, the Board authorized a new stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. During 2016, we repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. We did not repurchase any shares of Common Stock during 2017 and the Merger Agreement prohibits us from engaging in additional share repurchases.
On October 13, 2014, the Board authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. During fiscal 2015, we repurchased 6,569,056 shares of Class A Common Stock in open market transactions for $332 million at an average price of

$50.59 per share. As of December 31, 2015, we repurchased the full $400 million, totaling 7,670,216 shares, authorized under this repurchase program.
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
Additionally, the Board declared quarterly cash dividends on our Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
Second quarter	0.25	21,816	0.25	22,959
Third quarter	0.25	21,834	0.25	22,510
Fourth quarter	0.25	21,837	0.25	21,612
Total quarterly cash dividends declared and paid	$1.00	$87,229	$1.00	$90,296
On February 21, 2018, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on March 26, 2018 to holders of record of Common Stock and Warrants as of March 12, 2018.
The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are at the discretion of the Board and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture, as further described in Note 9 to our audited consolidated financial statements), restrictions imposed by applicable law, general business conditions and other factors that the Board may deem relevant. Under the Merger Agreement, we may not pay dividends other than quarterly dividends of $0.25 or less per share. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of the Company’s Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held. See Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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
Capital Spending
Our capital expenditures, including expenditures by the Gracenote Companies prior to the Gracenote Sale, totaled $67 million in 2017, $100 million in 2016 and $89 million in 2015.
Major capital projects during 2017 included investments at Television and Entertainment to build a new facility for one of our television stations and to enhance and update news gathering equipment, studio production equipment, news vehicles and computers. Corporate and Other investments primarily consisted of the build out of new Corporate offices in Chicago.
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
The Company currently expects capital spending to be $78 million in 2018, which represents an $11 million increase over 2017. This increase is due to capital spending related to several stations that are required to change frequencies due to the FCC spectrum repacking. We expect that reimbursements from the FCC will cover the majority of our capital costs related to the repacking.

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
Broadcast Rights—We acquire rights to broadcast syndicated programs, original licensed series and feature films. Pursuant to ASC Topic 920, “Entertainment-Broadcasters,” these rights and the related liabilities are recorded as an asset and a liability when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. The current portion of programming inventory includes those rights available for broadcast that are expected to be amortized in the succeeding year. We amortize our broadcast rights costs over the period in which an economic benefit is expected to be derived based on the timing of the usage and benefit from such programming. Newer licensed/acquired programming and original produced programming are generally amortized on an accelerated basis as the episodes are aired. For certain categories of licensed programming and feature films that have been exploited through previous cycles, amortization expense is recorded on a straight-line basis. Program amortization for certain categories of programming is calculated on either an accelerated or straight-line basis based upon the greater amortization resulting from either the number of episodes aired or the portion of the license period consumed. We also have commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. Management’s judgment is required in determining the timing of the expensing of these costs, and includes analyses of historical and estimated future revenue and ratings patterns for similar programming. We regularly review, and revise when necessary, our revenue estimates, which may result in a change in the rate of amortization. Amortization of broadcast rights are expensed to programming in our Consolidated Statements of Operations.
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
As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, we recognized impairment charges at WGN America of $80 million for the syndicated programs Person of Interest and Elementary in 2017, $37 million for the syndicated program Elementary in 2016 and $74 million for the syndicated programs Person of Interest and Elementary in 2015. We have commitments to acquire up to five additional seasons of Elementary in future periods, if produced. Additional impairments may be required when these seasons become available to air if estimates of future revenues for these programs have not improved. At December 31, 2017 and December 31, 2016, we had broadcast rights assets of $263 million and $311 million, respectively.
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
Goodwill and Other Indefinite-Lived Intangible Assets—We review goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. On January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350).” We adopted the standard on a prospective basis, effective January 1, 2017. The standard simplifies the subsequent measure of goodwill by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, companies recognize an impairment charge for the amount the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the total goodwill allocated to that reporting unit. Goodwill and other intangibles not subject to amortization totaled $3.984 billion and $4.022 billion at December 31, 2017 and December 31, 2016, respectively.
Our annual impairment review measurement date is in the fourth quarter of each year. Goodwill is tested for impairment at the reporting unit level, which is at or one level below our operating segment level. The reporting units are determined based on the components of our operating segment that constitutes a business for which discrete financial information is available and segment management regularly review the operating results of the component.
As of the fourth quarter of 2017 and 2016, we conducted our annual impairment test in accordance with ASC Topic 350. In performing our annual assessment, we have the option of performing a qualitative assessment to determine if it is more likely than not that a reporting unit has been impaired. As part of the qualitative assessment for our reporting units, we evaluate the impact of factors that are specific to the reporting units as well as industry and macroeconomic factors. The reporting unit specific factors include a comparison of the current year results to prior year, current year budget and the budget for next fiscal year. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments, the changes to the reporting units’ carrying value since the last impairment test and the change in the overall enterprise value of the Company compared to the prior year.
If we conclude that it is more likely than not that a reporting unit is impaired or if we elect not to perform the optional qualitative assessment, we will perform a quantitative assessment. The quantitative assessment tests for potential impairment by comparing the fair value of each reporting unit with the reporting unit’s net asset value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit does not exceed the carrying value of the net assets assigned to the reporting unit, an impairment is recorded as the difference between the fair value of the reporting unit and the carrying value. In performing the quantitative assessment, the fair value of a reporting units is determined with consideration of both the income and market valuation approaches. Under the income approach, the fair value is based on projected future discounted cash flows, which requires management’s assumptions of projected revenues and related growth rates, operating margins, discount rates and terminal growth rates. Under the market valuation approach, the fair value is based on market multiples and consideration of market valuations of comparable companies.
During our 2017 annual goodwill impairment test, we performed a qualitative assessment of the television and cable reporting units (reporting units within the Television and Entertainment reportable segment) which, at December 31, 2017, had goodwill balances of $2.506 billion and $723 million, respectively. Based on the qualitative assessment, we concluded that there were no impairments for either reporting unit. The conclusion was supported by the overall and budgeted financial performance, declines in carrying values after considering the headroom from the prior year of 16% and 23%, for the television and cable reporting units, respectively, the overall stability of the Company’s enterprise value and other industry and macroeconomic factors.
No goodwill impairment charges were recorded in 2016.
During our 2015 annual impairment test of goodwill balances, we determined that the fair value of our cable reporting unit (a reporting unit within the Television and Entertainment reportable segment) was below its carrying value. We estimated the fair value of our cable reporting unit using both the income and market valuation approaches. As a result of the first step test, it was determined that the fair value of the cable reporting unit was below the carrying amount by approximately 9%. Accordingly, under the accounting guidance effective in 2015, a second step of the goodwill impairment test was performed specific to the cable reporting unit which compared the implied fair value of the goodwill to the carrying value of such goodwill. Based on the results from the second step process, we recorded a goodwill impairment charge of $381 million during the fourth quarter of 2015. See Note 7 to our audited consolidated financial statements for further information.
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
No impairment charges were recorded in 2017 for either FCC licenses or the trade name. In the fourth quarter of 2016 and 2015, we recorded a non-cash pretax impairment charge of $3 million and $4 million, respectively, related to our FCC licenses in connection with our annual impairment review under ASC Topic 350. See Note 7 to our audited consolidated financial statements for further information.
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
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we recorded charges totaling $2 million, $15 million and $7 million, respectively, to write down certain real estate properties to their estimated fair value, less the expected selling costs. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in additional non-cash impairment charges in the future under ASC Topic 360.
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
Tax Reform significantly changes how the U.S. taxes corporations. Tax Reform requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of Tax Reform and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of Tax Reform will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
Pension and Other Postretirement Benefits—Retirement benefits are provided to employees through defined benefit pension plans sponsored either by us or by unions. Under our company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is our policy to fund the minimum for our company-sponsored pension plans as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Contributions made to union-sponsored plans are based upon collective bargaining agreements. We also provide certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is our policy to fund postretirement benefits as claims are incurred. Accounting for pension and other postretirement benefits requires the use of several assumptions and estimates. Actual experience or changes to these assumptions and other estimates could have a significant impact on our consolidated results of operations and financial position. See Note 14 to our audited consolidated financial statements for a summary of all of the key assumptions related to pension and other postretirement benefits as well as a description of our defined benefit pension and postretirement plans as well as additional disclosures.
We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in our Consolidated Balance Sheets and recognize changes in that funded status in the year in which changes occur through comprehensive income (loss).
We utilize the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for our benefit obligations. As of December 31, 2017, a 0.5% decrease in our discount rate assumptions of 4.05% for our pension plans and 3.30% for our other postretirement plans would result in a $5 million increase in our 2017 net pension income and a $0.03 million increase in our 2017 other postretirement benefit income.
We used a multi-pronged approach to determine our 6.60% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. As of December 31, 2017, a 0.5% decrease in our long-term rate of return assumption would result in an $8 million decrease in our 2017 net pension income. Our pension plan assets earned a return of 14.6% in 2017 and 7.8% in 2016. The asset returns are net of administrative expenses.
Our pension actuarial valuation also incorporates other factors such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to, among other things, longer or shorter life spans of plan participants. Differences in these assumptions could significantly impact the actual amount of net periodic benefit cost and pension liability recorded by us.
For purposes of measuring postretirement health care costs for 2017, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2024 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2017, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2017, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$7	$(6)
Projected benefit obligation	$217	$(199)
In accordance with ASC Topic 715, “Compensation—Retirement Benefits,” unrecognized net actuarial gains and losses will be recognized in net periodic pension expense over approximately 24 years, which represents the estimated average remaining life expectancy of the inactive participants receiving benefits, due to plans being frozen and participants are deemed inactive for purposes of determining remaining useful life. Our policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.
Self-Insurance Liabilities—We self-insure for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods. We carry insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. Our deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $24 million at December 31, 2017 and $26 million at December 31, 2016.

New Accounting Standards
See Note 1 to our audited consolidated financial statements for the discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates of our variable rate debt, which, as of December 31, 2017 and December 31, 2016, primarily consisted of the borrowings under the Term Loan Facility. As of December 31, 2017 and December 31, 2016, we had $1.856 billion and $2.343 billion aggregate principal amounts outstanding under our Term Loan Facility, respectively. The Term Loan Facility bears interest, at our election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. See Note 9 to our audited consolidated financial statements for further information on the Term Loan Facility and its terms. Based on the amounts outstanding under the Term Loan Facility as of December 31, 2017 and December 31, 2016, adding 1% to the applicable interest rate under the Term Loan Facility would result in an increase of approximately $19 million and $23 million in our annual interest expense, respectively, which may be mitigated by interest rate swaps with a notional value of $500 million, as described below. See Note 10 to our audited consolidated financial statements for further information regarding the fair value of our long-term debt.
As discussed in Note 10 to our audited consolidated financial statements, we entered into certain interest rate swaps with a notional value of $500 million that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of the variable rate interest payments related to the Term Loan Facility. While the current expectation is to maintain the interest rate swaps through maturity of the Term Loan Facility, due to risks for hedging gains and losses, cash settlement costs or changes to our capital structure, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are located beginning on page F-1 of this report and within Exhibit 99.1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon management’s evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors and executive officers will be contained in our 2018 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2018 Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
The information required by this item with respect to corporate governance matters will be contained in our 2018 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
We have adopted a Code of Ethics and Business Conduct, to which all directors, officers and employees of the Company are subject, and a Code of Ethics for CEO and Senior Financial Officers, to which certain members of management are subject. We also have made these documents available on our website at http://investors.tribunemedia.com/corporate-governance.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Director Compensation for Fiscal Year 2017,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2018 Proxy Statement under the caption ‘‘Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Related Party Transactions” and “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our 2018 Proxy Statement under the caption ‘‘Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
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

2.3
Share Purchase Agreement, among Tribune Media Company, Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures, LLC, Tribune International Holdco, LLC and Nielsen Holding and Finance B.V., dated December 19, 2016 (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K of Tribune Media Company, filed on March 1, 2017).

2.4
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

3.2	Amendment to Certificate of Incorporation of Tribune Media Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

3.3	Amended and Restated By-laws of Tribune Media Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Tribune Media Company, filed on October 31, 2017).

Exhibit No.	Description
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

4.6
Fourth Supplemental Indenture, dated as of June 22, 2017, by and among Tribune Media Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Tribune Media Company, filed June 23, 2017).

10.1
Registration Rights Agreement, dated as of December 31, 2012, among Tribune Company and Stockholders party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.2
Credit Agreement, dated as of December 27, 2013, among Tribune Company, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.3
Amendment No. 1 to the Credit Agreement, dated June 24, 2015, between Tribune Media Company, the Guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Tribune Media Company, filed June 29, 2015).

10.4
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
10.7
Warrant Agreement, dated as of December 31, 2012, between Tribune Company and Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.8§	Tribune Company 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.9§
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

10.11§
Amendment to the Employment Agreement, dated September 25, 2015, between Tribune Media Company and John Batter (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Tribune Media Company, filed February 29, 2016).

10.12§
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

10.16§
Amendment to the Employment Agreement, dated April 2, 2015, between Tribune Media Company and Peter Liguori (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.17§
Amendment to the Employment Agreement, dated April 3, 2015, between Tribune Media Company and Edward Lazarus (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.18§	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.19§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.20§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.21
Amendment No. 2 to the Credit Agreement, dated January 27, 2017, between Tribune Media Company, the Guarantors party thereto, JPMorgan Chase Bank N.A. and the lenders thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Tribune Media Company, filed January 30, 2017).

10.22§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Peter Liguori (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

Exhibit No.	Description

10.23§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Chandler Bigelow (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.24§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Edward Lazarus (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.25§	Form of Supplemental Performance Share Unit Agreement (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.26§	Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Tribune Media Company, filed May 17, 2016).

10.27§
2016 Tribune Media Company Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Tribune Media Company, filed May 17, 2016).

10.28§
Form of Stock Option Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.29§
Form of Restricted Stock Unit Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.30§
Form of Performance Stock Unit Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.31§
Employment Agreement, dated as of July 18, 2016, between Tribune Media Company and Lawrence Wert (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.32
Agreement of Purchase and Sale, dated as of August 26, 2016, by and between CIM Group Acquisitions, LLC and IL-Tribune Tower, LLC (incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed November 9, 2016).

10.33§
Letter Agreement, dated as of December 22, 2016, by and between Tribune Media Company and John Batter (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Tribune Media Company, filed March 1, 2017).

10.34§
Separation Agreement, dated as of January 24, 2017, by and between Tribune Media Company and Peter Liguori (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Tribune Media Company, filed March 1, 2017).

10.35§
Employment Letter Agreement, dated March 6, 2017, between Tribune Media Company and Peter M. Kern (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed May 10, 2017).

10.36§	Form of Tribune Media Company Director Indemnification Agreement (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed on May 10, 2017).

10.37§
Amended and Restated Employment Agreement, dated as of April 27, 2017, between Tribune Media Company and Chandler Bigelow (incorporated by reference to Exhibit 10.40 to the Quarter Report on Form 10-Q of Tribune Media Company, filed on August 9, 2017).

10.38§
Amended and Restated Employment Agreement, dated as of April 27, 2017, between Tribune Media Company and Edward Lazarus (incorporated by reference to Exhibit 10.41 to the Quarter Report on Form 10-Q of Tribune Media Company, filed on August 9, 2017).

Exhibit No.	Description

21.1s	Subsidiaries of the Registrant.

23.1s	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2s	Consent of Deloitte & Touche LLP (regarding Television Food Network, G.P.)

31.1s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1s	Section 1350 Certification

32.2s	Section 1350 Certification

99.1s	Television Food Network, G.P. Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§	Constitutes a compensatory plan or arrangement.

s	Filed herein
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2018.

TRIBUNE MEDIA COMPANY

By:	/s/ Peter M. Kern
Name:	Peter M. Kern
Title:	Chief Executive Officer, Director
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter M. Kern	Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2018
Peter M. Kern

/s/ Chandler Bigelow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Chandler Bigelow

/s/ Brian F. Litman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Brian F. Litman

/s/ Craig A. Jacobson	Director	March 1, 2018
Craig A. Jacobson

/s/ Ross Levinsohn	Director	March 1, 2018
Ross Levinsohn

/s/ Peter E. Murphy	Director	March 1, 2018
Peter E. Murphy

/s/ Laura R. Walker	Director	March 1, 2018
Laura R. Walker

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tribune Media Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tribune Media Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We did not audit the financial statements of Television Food Network, G.P. (“TV Food Network”), an approximate 31 percent-owned equity investment of the Company, which reflects a net investment totaling $379 million and $374 million at December 31, 2017 and 2016, respectively, (such amounts are prior to adjustments recorded by the Company for the application of fresh-start reporting, net of amortization of basis difference, of $855 million and $905 million at December 31, 2017 and 2016, respectively), and equity income of $191 million, $172 million and $176 million (such amounts are prior to the amortization of basis difference of $50 million, $50 million and $50 million) for each of the three years in the period ended December 31, 2017, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for TV Food Network, prior to the adjustments for the application of fresh-start reporting and the amortization of basis differences, is based solely on the report of the other auditors. We audited the adjustments necessary to reflect fresh-start reporting and the amortization of basis differences in the Company’s consolidated financial statements.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 1, 2018

We have served as the Company’s auditor since at least 1916. We have not determined the specific year we began serving as auditor of the Company.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands of dollars, except for per share data)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operating Revenues
Television and Entertainment
Advertising	$1,225,900	$1,374,571	$1,303,220
Retransmission revenue and carriage fees	540,244	455,768	368,484
Other	69,279	79,557	80,838
Total	1,835,423	1,909,896	1,752,542
Other	13,536	38,034	49,425
Total operating revenues	1,848,959	1,947,930	1,801,967
Operating Expenses
Programming	604,068	515,738	535,799
Direct operating expenses	391,770	390,595	376,383
Selling, general and administrative	550,193	592,220	543,065
Depreciation	56,314	58,825	64,554
Amortization	166,679	166,664	166,404
Impairments of goodwill and other intangible assets	—	3,400	385,000
(Gain) loss on sales of real estate, net	(28,533)	(213,086)	97
Total operating expenses	1,740,491	1,514,356	2,071,302
Operating Profit (Loss)	108,468	433,574	(269,335)
Income on equity investments, net	137,362	148,156	146,959
Interest and dividend income	3,149	1,226	720
Interest expense	(159,387)	(152,719)	(148,587)
Loss on extinguishments and modification of debt	(20,487)	—	(37,040)
Gain on investment transactions, net	8,131	—	12,173
Write-downs of investments	(193,494)	—	—
Other non-operating gain, net	71	5,427	7,228
Reorganization items, net	(2,109)	(1,422)	(1,537)
(Loss) Income from Continuing Operations Before Income Taxes	(118,296)	434,242	(289,419)
Income tax (benefit) expense	(301,373)	347,202	25,918
Income (Loss) from Continuing Operations	183,077	87,040	(315,337)
Income (Loss) from Discontinued Operations, net of taxes (Note 2)	14,420	(72,794)	(4,581)
Net Income (Loss)	$197,497	$14,246	$(319,918)
Net income from continuing operations attributable to noncontrolling interests	(3,378)	—	—
Net Income (Loss) attributable to Tribune Media Company	$194,119	$14,246	$(319,918)

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$2.06	$0.96	$(3.33)
Discontinued Operations	0.17	(0.80)	(0.05)
Net Earnings (Loss) Per Common Share	$2.23	$0.16	$(3.38)

Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$2.04	$0.96	$(3.33)
Discontinued Operations	0.16	(0.80)	(0.05)
Net Earnings (Loss) Per Common Share	$2.20	$0.16	$(3.38)

Regular dividends declared per common share	$1.00	$1.00	$0.75

Special dividends declared per common share	$5.77	$—	$6.73

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net Income (Loss)	$197,497	$14,246	$(319,918)
Less: Income (Loss) from Discontinued Operations, net of taxes	14,420	(72,794)	(4,581)
Net Income (Loss) from Continuing Operations	183,077	87,040	(315,337)

Other Comprehensive Income (Loss) from Continuing Operations, net of taxes
Pension and other post-retirement benefit items:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $6,725, $(4,717), and $(5,176), respectively	19,231	(7,316)	(8,032)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(103), $(114) and $(25), respectively	(160)	(176)	(36)
Change in unrecognized benefit plan gains and losses, net of taxes	19,071	(7,492)	(8,068)
Marketable securities:
Changes in unrealized holding gains and losses arising during the period, net of taxes of $(60), $604 and $(2,133), respectively	(95)	936	(3,308)
Adjustment for gain on investment sales included in net income net of taxes of $(1,921)	(2,980)	—	—
Change in marketable securities, net of taxes	(3,075)	936	(3,308)
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $(3,054)	(3,591)	—	—
Gains and losses reclassified to net income, net of taxes of $2,127	3,298	—	—
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	(293)	—	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $2,774, $(1,545), and $(1,458), respectively	6,247	(2,362)	(3,519)
Other Comprehensive Income (Loss) from Continuing Operations, net of taxes	21,950	(8,918)	(14,895)
Comprehensive Income (Loss) from Continuing Operations, net of taxes	205,027	78,122	(330,232)
Comprehensive Income (Loss) from Discontinued Operations, net of taxes	26,191	(74,642)	(14,161)
Comprehensive Income (Loss)	$231,218	$3,480	$(344,393)
Comprehensive income attributable to noncontrolling interests	(3,378)	—	—
Comprehensive Income (Loss) attributable to Tribune Media Company	$227,840	$3,480	$(344,393)

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars)

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$673,685	$577,658
Restricted cash and cash equivalents	17,566	17,566
Accounts receivable (net of allowances of $4,814 and $12,504)	420,095	429,112
Broadcast rights	129,174	157,817
Income taxes receivable	18,274	9,056
Current assets of discontinued operations	—	62,605
Prepaid expenses	20,158	35,862
Other	14,039	6,624
Total current assets	1,292,991	1,296,300
Properties
Machinery, equipment and furniture	318,891	280,589
Buildings and leasehold improvements	171,113	154,557
	490,004	435,146
Accumulated depreciation	(233,387)	(187,148)
	256,617	247,998
Land	157,298	214,730
Construction in progress	26,380	61,192
Net properties	440,295	523,920
Other Assets
Broadcast rights	133,683	153,457
Goodwill	3,228,988	3,227,930
Other intangible assets, net	1,613,665	1,819,134
Non-current assets of discontinued operations	—	608,153
Assets held for sale	38,900	17,176
Investments	1,281,791	1,674,883
Other	139,015	80,098
Total other assets	6,436,042	7,580,831
Total Assets (a)	$8,169,328	$9,401,051

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data)

	December 31, 2017	December 31, 2016
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$48,319	$60,553
Debt due within one year (net of unamortized discounts and debt issuance costs of $7,917)	—	19,924
Income taxes payable	36,252	21,166
Employee compensation and benefits	71,759	77,123
Contracts payable for broadcast rights	253,244	241,255
Deferred revenue	11,942	13,690
Interest payable	30,525	30,305
Current liabilities of discontinued operations	—	54,284
Deferred spectrum auction proceeds (Note 6)	172,102	—
Other	30,124	32,553
Total current liabilities	654,267	550,853
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $36,332 and $38,830)	2,919,185	3,391,627
Deferred income taxes	508,174	984,248
Contracts payable for broadcast rights	300,420	314,840
Pension obligations, net	396,875	444,401
Postretirement medical, life and other benefits	9,328	11,385
Other obligations	163,899	62,700
Non-current liabilities of discontinued operations	—	95,314
Total non-current liabilities	4,297,881	5,304,515
Total Liabilities (a)	4,952,148	5,855,368
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at December 31, 2017 and at December 31, 2016	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 101,429,999 shares issued and 87,327,814 shares outstanding at December 31, 2017; 100,416,516 shares issued and 86,314,063 shares outstanding at December 31, 2016	101	100
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,557 shares at December 31, 2017 and 5,605 shares at December 31, 2016	—	—
Treasury stock, at cost: 14,102,185 shares at December 31, 2017 and 14,102,453 shares at December 31, 2016	(632,194)	(632,207)
Additional paid-in-capital	4,011,530	4,561,760
Retained deficit	(114,240)	(308,105)
Accumulated other comprehensive loss	(48,061)	(81,782)
Total Tribune Media Company shareholders’ equity	3,217,136	3,539,766
Noncontrolling interests	44	5,917
Total shareholders’ equity	3,217,180	3,545,683
Total Liabilities and Shareholders’ Equity	$8,169,328	$9,401,051

(a)
The Company’s consolidated total assets as of December 31, 2017 and December 31, 2016 include total assets of variable interest entities (“VIEs”) of $81 million and $97 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of December 31, 2017 and December 31, 2016 include total liabilities of the VIEs of $29 million and $3 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (In thousands)
			Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital			Common Stock
		Retained Earnings (Deficit)					Class A		Class B
	Total				Treasury Stock	Non-controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 28, 2014	$5,195,431	$718,218	$(46,541)	$4,591,470	$(67,814)	$—	$96	95,708	$2	2,438
Comprehensive loss:
Net loss	(319,918)	(319,918)	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(24,475)		(24,475)	—	—	—	—	—	—	—
Comprehensive loss	(344,393)		—	—	—	—	—	—	—	—
Special dividends declared to shareholders and warrant holders, $6.73 per share	(648,644)	(648,644)	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $0.75 per share	(71,275)	(72,007)	—	732	—	—	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock	—		—		—	—	2	2,432	(2)	(2,432)
Warrant exercises	—		—	(2)	—	—	2	1,719	—	—
Stock-based compensation	32,547		—	32,547	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,251)		—	(4,251)	—	—	—	156	—	—
Change in excess tax benefits from stock-based awards	(878)		—	(878)	—	—	—	—	—	—
Common stock repurchases	(332,339)		—	—	(332,339)	—	—	—	—	—
Contributions from noncontrolling interests	5,524		—	—	—	5,524	—	—	—	—
Balance at December 31, 2015	$3,831,722	$(322,351)	$(71,016)	$4,619,618	$(400,153)	$5,524	$100	100,015	$—	6
Comprehensive income:
Net income	14,246	14,246	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(10,766)	—	(10,766)	—	—	—	—	—	—	—
Comprehensive income	3,480	—	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $1.00 per share	(90,296)	—	—	(90,296)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	163	—	—
Stock-based compensation	37,002	—	—	37,002	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,553)	—	—	(4,564)	11	—	—	238	—	—
Common stock repurchases	(232,065)	—	—	—	(232,065)	—	—	—	—	—
Contributions from noncontrolling interest	393	—	—	—	—	393	—	—	—	—
Balance at December 31, 2016	$3,545,683	$(308,105)	$(81,782)	$4,561,760	$(632,207)	$5,917	$100	100,416	$—	6
Comprehensive income:
Net income	197,497	194,119	—	—	—	3,378	—	—	—	—
Other comprehensive income, net of taxes	33,721	—	33,721	—	—	—	—	—	—	—
Comprehensive income	231,218	—	—	—	—	—	—	—	—	—
Special dividends declared to shareholders and warrant holders, $5.77 per share	(499,107)	—	—	(499,107)	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $1.00 per share	(87,229)	—	—	(87,229)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	98	—	—
Stock-based compensation	33,159	—	—	33,159	—	—	—	—	—	—
Net share settlements of stock-based awards	2,543	—	—	2,529	13	—	1	916	—	—
Cumulative effect of a change in accounting principle	164	(254)	—	418	—	—	—	—	—	—
Distributions to noncontrolling interests, net	(9,251)	—	—	—	—	(9,251)	—	—	—	—
Balance at December 31, 2017	$3,217,180	$(114,240)	$(48,061)	$4,011,530	$(632,194)	$44	$101	101,430	$—	6

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operating Activities
Net income (loss)	$197,497	$14,246	$(319,918)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	32,933	37,189	32,493
Pension credit, net of contributions	(22,047)	(24,110)	(29,417)
Depreciation	56,314	72,409	74,289
Amortization of contract intangible assets and liabilities	869	(10,566)	(14,980)
Amortization of other intangible assets	166,679	196,663	195,230
Impairments of goodwill and other intangible assets	—	3,400	385,000
Income on equity investments, net	(137,362)	(148,156)	(146,959)
Distributions from equity investments	198,124	170,527	169,879
Non-cash loss on extinguishments and modification of debt	8,258	—	33,480
Original issue discount payments	(7,360)	—	(6,158)
Write-downs of investments	193,494	—	—
Amortization of debt issuance costs and original issue discount	7,875	11,172	12,258
Gain on sale of business	(33,492)	—	—
Gain on investment transactions, net	(8,131)	—	(12,173)
Impairments of real estate	2,399	15,102	6,650
(Gain) loss on sales of real estate	(28,533)	(213,086)	97
Other non-operating gain, net	(71)	(5,427)	(6,183)
Change in excess tax benefits from stock-based awards	—	—	868
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	10,638	(998)	(23,444)
Prepaid expenses and other current assets	10,310	18,171	(36,997)
Accounts payable	(8,736)	6,589	(15,302)
Employee compensation and benefits, accrued expense and other current liabilities	(23,927)	(7,515)	38,062
Deferred revenue	(2,423)	(2,843)	9,541
Income taxes	6,175	51,296	(272,102)
Change in broadcast rights, net of liabilities	45,898	(15,427)	100,116
Deferred income taxes (Note 13)	(478,637)	95,035	(140,075)
Change in non-current obligations for uncertain tax positions	791	(11,276)	(931)
Other, net	34,967	31,768	(7,380)
Net cash provided by operating activities	222,502	284,163	25,944

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands of dollars)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Investing Activities
Capital expenditures	(66,832)	(99,659)	(89,084)
Investments	(5,065)	(5,993)	(23,042)
Acquisitions, net of cash acquired	—	—	(74,959)
Net proceeds from the sale of business (Note 2)	557,793	—	—
Proceeds from FCC spectrum auction (Note 6)	172,102	—	—
Sale of partial interest of equity method investment (Note 8)	142,552	—	—
Proceeds from sales of real estate and other assets	144,464	507,692	4,930
Proceeds from sales of investments	5,769	—	44,982
Distributions from equity investment	3,768	—	10,328
Other	1,789	297	1,112
Net cash provided by (used in) investing activities	956,340	402,337	(125,733)

Financing Activities
Long-term borrowings	202,694	—	1,100,000
Repayments of long-term debt	(703,527)	(27,842)	(1,114,262)
Long-term debt issuance costs	(1,689)	(736)	(20,202)
Payments of dividends	(586,336)	(90,296)	(719,919)
Tax withholdings related to net share settlements of share-based awards	(8,774)	(4,553)	(4,421)
Proceeds from stock option exercises	11,317	—	166
Common stock repurchases	—	(232,065)	(339,942)
(Distributions to) contributions from noncontrolling interests, net	(9,251)	393	5,524
Settlements of contingent consideration, net	—	(3,636)	1,174
Change in excess tax benefits from stock-based awards	—	—	(868)
Net cash used in financing activities	(1,095,566)	(358,735)	(1,092,750)

Net Increase (Decrease) in Cash and Cash Equivalents	83,276	327,765	(1,192,539)
Cash and cash equivalents, beginning of year	590,409	262,644	1,455,183
Cash and cash equivalents, end of year	$673,685	$590,409	$262,644

Cash and Cash Equivalents are Comprised of:
Cash and cash equivalents	$673,685	$577,658	$247,820
Cash and cash equivalents classified as discontinued operations	—	12,751	14,824
Cash and cash equivalents, end of year	$673,685	$590,409	$262,644

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$152,401	$160,200	$130,311
Income taxes, net of refunds	$182,509	$265,886	$434,720
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
Nature of Operations and Reclassifications—Tribune Media Company and its subsidiaries (the “Company”) is a diversified media and entertainment company. The Company’s business consists of Television and Entertainment operations and the management of certain owned real estate assets. The Company also holds a variety of investments, including equity method investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (through our investment in Camaro Parent, LLC) (“CareerBuilder”) and a cost method investment in New Cubs LLC (as defined and described in Note 8).
Television and Entertainment, a reportable segment, provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting’s 42 local television stations (that are either owned by the Company or owned by others but to which the Company provides certain services) and their websites, a national general entertainment cable network (WGN America), a radio station and other digital assets.
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
Prior to entering into a share purchase agreement to sell substantially all of the Digital and Data business on December 19, 2016 (the “Gracenote Sale,” as further defined and described in Note 2), the Company was also engaged in providing innovative technology and services that collected, created and distributed video, music, sports and entertainment data.
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
In the Merger, each share of the Company’s Common Stock will be converted into the right to receive (i) $35.00 in cash, without interest and less any required withholding taxes (such amount, the “Cash Consideration”), and (ii) 0.2300 (the “Exchange Ratio”) of a validly issued, fully paid and nonassessable share of Class A common

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock, $0.01 par value per share (the “Sinclair Common Stock”), of Sinclair (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”). The Merger Agreement provides that each holder of an outstanding Tribune Media Company stock option (whether or not vested) will receive, for each share of the Company’s Common Stock subject to such stock option, a cash payment equal to the excess, if any, of the value of the Merger Consideration (with the Stock Consideration valued over a specified period prior to the consummation of the Merger) and the exercise price per share of such option, without interest and less any required withholding taxes. Each outstanding Tribune Media Company restricted stock unit award will be converted into a cash-settled restricted stock unit award reflecting a number of shares of Sinclair Common Stock equal to the number of shares of the Company’s Common Stock subject to such award multiplied by a ratio equal to (a) the sum of (i) the Exchange Ratio plus (ii) the Cash Consideration divided by (b) the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger. Otherwise, each such award will continue to be subject to the same terms and conditions as such award was subject prior to the Merger. Each outstanding Tribune Media Company performance stock unit (other than supplemental performance stock units) will automatically become vested at “target” level of performance and will be entitled to receive an amount of cash equal to (a) the number of shares of the Company’s Common Stock that are subject to such unit as so vested multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and less any required withholding taxes. Each holder of an outstanding Tribune Media Company supplemental performance stock unit that will vest in accordance with its existing terms will be entitled to receive an amount of cash equal to (a) the number of shares of the Company’s Common Stock that are subject to such unit as so vested multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and less any required withholding taxes. Any supplemental performance stock units that do not vest in accordance with their terms will be canceled without any consideration. Each holder of an outstanding Tribune Media Company deferred stock unit will be entitled to receive an amount of cash equal to (a) the number of shares of the Company’s Common Stock that are subject to such unit multiplied by (b) the sum of (i) the Cash Consideration and (ii) the Exchange Ratio multiplied by the trading value of the Sinclair Common Stock over a specified period prior to the consummation of the Merger without interest and subject to all applicable withholding. Each outstanding Tribune Media Company Warrant will become a warrant exercisable, at its current exercise price, for the Merger Consideration in respect of each share of the Company’s Common Stock subject to the Warrant prior to the Merger.
The consummation of the Merger is subject to the satisfaction or waiver of certain important conditions, including, among others: (i) the approval of the Merger by the Company’s stockholders, (ii) the receipt of approval from the Federal Communications Commission (the “FCC”) and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the effectiveness of a registration statement on Form S-4 registering the Sinclair Common Stock to be issued in connection with the Merger and no stop order or proceedings seeking the same having been initiated by the Securities and Exchange Commission (the “SEC”), (iv) the listing of the Sinclair Common Stock to be issued in the Merger on the NASDAQ Global Select Market and (v) the absence of certain legal impediments to the consummation of the Merger.
On September 6, 2017, Sinclair’s registration statement on Form S-4 registering the Sinclair Common Stock to be issued in the Merger was declared effective by the SEC.
On October 19, 2017, holders of a majority of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, voting as a single class, voted on and approved the Merger Agreement and the transactions contemplated by the Merger Agreement at a duly called special meeting of Tribune Media Company shareholders.
The applications seeking FCC approval of the transactions contemplated by the Merger Agreement (the “Applications”) were filed on June 26, 2017, and the FCC issued a public notice of the filing of the Applications and established a comment cycle on July 6, 2017. Several petitions to deny the Applications, and numerous other comments, both opposing and supporting the transaction, were filed in response to the public notice. Sinclair and

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tribune jointly filed an opposition to the petitions to deny on August 22, 2017 (the “Joint Opposition”). Petitioners and others filed replies to the Joint Opposition on August 29, 2017. On September 14, 2017, the FCC’s Media Bureau issued a Request for Information (“RFI”) seeking additional information regarding certain matters discussed in the Applications. Sinclair submitted a response to the RFI on October 5, 2017. On October 18, 2017, the FCC’s Media Bureau issued a public notice pausing the FCC’s 180-day transaction review “shot-clock” for 15 days to afford interested parties an opportunity to comment on the response to the RFI. On January 11, 2018, the FCC’s Media Bureau issued a public notice pausing the FCC’s shot-clock as of January 4, 2018 until Sinclair has filed amendments to the Applications along with divestiture applications and the FCC staff has had an opportunity to review any such submissions. On February 20, 2018, the parties filed an amendment to the Applications that, among other things, (1) requested authority under the Duopoly Rule for Sinclair to own two top four rated stations in each of three television markets and (2) identified stations (the “Divestiture Stations”) in 11 television markets that Sinclair proposes to divest in order for the Merger to comply with the Duopoly Rule and the National Television Multiple Ownership Rule. Concurrently, Sinclair filed applications proposing to place certain of the Divestiture Stations in an FCC-approved divestiture trust, if and as necessary, in order to facilitate the orderly divestiture of those stations following the consummation of the Merger.
On August 2, 2017, the Company received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after Sinclair and the Company have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing. The parties entered into an agreement with the DOJ on September 15, 2017 (the “DOJ Timing Agreement”), by which they agreed not to consummate the Merger Agreement before December 31, 2017, or 60 days following the date on which both parties have certified compliance with the second request, whichever is later. In addition, the parties agreed to provide the DOJ with 10 calendar days notice prior to consummating the Merger Agreement. The DOJ Timing Agreement has been amended twice, on October 30, 2017, to extend the date before which the parties may not consummate the Merger Agreement to January 30, 2018, and on January 27, 2018, to extend that date to February 11, 2018. The DOJ Timing Agreement thus currently provides that the parties will not consummate the Merger Agreement before February 11, 2018, or 60 days following the date on which both parties have certified compliance with the second request, whichever is later, and that the parties will provide the DOJ with 10 days notice before consummating the Merger Agreement.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in Accounting Principle— In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718).” The Company adopted ASU 2016-09 on January 1, 2017. The Company made a policy election to account for forfeitures of equity awards as they occur and implemented this provision using a modified retrospective transition method. The cumulative-effect adjustment to retained earnings in the first quarter of 2017 as a result of this election was immaterial. The Company adopted the other provisions of ASU 2016-09 on a prospective basis. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.
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
Principles of Consolidation and Variable Interest Entities—The consolidated financial statements include the accounts of Tribune Media Company and all majority-owned subsidiaries, as well as any variable interests for which the Company is the primary beneficiary. All material intercompany transactions are eliminated. In general, unless otherwise required by ASC Topic 323 “Investments - Equity Method and Joint Ventures,” investments comprising between 20 percent to 50 percent of the voting stock of companies and certain partnership interests are accounted for using the equity method. All other investments are generally accounted for using the cost method.
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
On April 14, 2015, the Company entered into a real estate venture agreement with a third party to redevelop one of the Company’s Florida properties and formed a new limited liability company, TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). The Company contributed land with an agreed-upon value between the parties of $15 million and a carrying value of $10 million, resulting in an initial 92% interest in the Las Olas LLC. As further disclosed in Note 6, on December 19, 2017, the Company sold the property owned by Las Olas LLC for net pretax proceeds of $21 million and recognized a pretax gain of $6 million, of which less than $1 million is attributable to a noncontrolling interest. The Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 12, 2015, the Company executed an agreement with a third party developer to redevelop one of the Company’s California properties. The Company contributed land, building and improvements with an agreed-upon value between the parties of $39 million and a carrying value of $35 million, resulting in an initial 90% interest in the TREH/Kearny Costa Mesa, LLC (“Costa Mesa LLC”). As further disclosed in Note 6, on November 15, 2017, the Company sold the properties owned by Costa Mesa LLC for net pretax proceeds of $62 million and recognized a pretax gain of $22 million, of which $3 million is attributable to a noncontrolling interest. The Company consolidates the financial position and results of operations of Costa Mesa LLC as it has the majority ownership.
Prior to September 2, 2015, the Company held a variable interest in Newsday Holdings LLC (“NHLLC”). On September 2, 2015, all of the outstanding equity interests of NHLLC were acquired by CSC Holdings, LLC (“CSC”).
At December 31, 2017 and December 31, 2016, the Company indirectly held a variable interest in Topix, LLC (“Topix”) through its investment in TKG Internet Holdings II LLC. The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the Company’s audited consolidated financial statements.
The Company holds a variable interest in Dreamcatcher Broadcasting LLC, a Delaware limited liability company (“Dreamcatcher”) and is the primary beneficiary. As such, the Company’s consolidated financial statements include the results of operations and the financial position of Dreamcatcher. See below for further information on the Company’s transactions with Dreamcatcher and the carrying amounts and classification of the assets and liabilities of Dreamcatcher which have been included in the Company’s Consolidated Balance Sheets. The assets of the consolidated VIE can only be used to settle the obligations of the VIE.
Dreamcatcher—Pursuant to an asset purchase agreement dated as of July 15, 2013, between the Company, an affiliate of Oak Hill Capital Partners and Dreamcatcher, an entity formed in 2013 specifically to comply with FCC cross-ownership rules, on December 27, 2013, Dreamcatcher acquired the FCC licenses, retransmission consent agreements, network affiliation agreements, contracts for broadcast rights and selected personal property (including transmitters, antennas and transmission lines) of Local TV’s television stations WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA, and WNEP-TV, Scranton, PA (collectively the “Dreamcatcher Stations”) for $27 million (collectively, the “Dreamcatcher Transaction”). The Dreamcatcher Transaction was funded by the Dreamcatcher Credit Facility which was guaranteed by the Company. In 2017, Dreamcatcher received pretax proceeds from the counterparty in a spectrum sharing arrangement of $26 million as one of the Dreamcatcher stations will act as host station. The payments have been recorded as deferred revenue and began amortizing to the Company’s Consolidated Statement of Operations upon commencement of the sharing arrangement in December 2017. See Note 12 for additional information regarding the Company’s participation in the FCC spectrum auction. The Company used after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility in the third quarter of 2017, as further described in Note 9. The Company made the final payment to pay off the Dreamcatcher Credit Facility in full in September 2017.
The Company provides certain services to support the operations of the Dreamcatcher Stations, but, in compliance with FCC regulations, Dreamcatcher has responsibility for and control over programming, finances, personnel and operations of the Dreamcatcher Stations. In connection with Dreamcatcher’s operation of the Dreamcatcher Stations, the Company entered into shared services agreements (“SSAs”) with Dreamcatcher pursuant to which it provides technical, promotional, back-office, distribution and limited programming services to the Dreamcatcher Stations in exchange for the Company’s right to receive certain payments from Dreamcatcher after satisfaction of operating costs and debt obligations. Pursuant to SSAs, Dreamcatcher is guaranteed a minimum annual cumulative net cash flow of $0.2 million. The Company’s consolidated financial statements include the results of operations and the financial position of Dreamcatcher, a fully-consolidated VIE. For financial reporting purposes, Dreamcatcher is considered a VIE as a result of (1) shared service agreements that the Company has with the Dreamcatcher Stations, (2) the Company having power over significant activities affecting Dreamcatcher’s economic performance, and (3) purchase option granted by Dreamcatcher which permits the Company to acquire the assets and assume the liabilities of each Dreamcatcher Station at any time, subject to FCC’s consent and other

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions described below. The purchase option is freely exercisable or assignable by the Company without consent or approval by Dreamcatcher or its members for consideration equal to the total outstanding balance of debt guaranteed by the Company, plus a fixed escalation fee.
Net revenues of the Dreamcatcher stations included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017, December 31, 2016 and December 31, 2015 were $72 million, $73 million and $65 million, respectively, and operating profit was $12 million, $16 million and $12 million, respectively.
The Company’s Consolidated Balance Sheet as of December 31, 2017 and December 31, 2016 includes the following assets and liabilities of the Dreamcatcher stations (in thousands):

	December 31, 2017	December 31, 2016
Property, plant and equipment, net	$—	$91
Broadcast rights	2,622	2,634
Other intangible assets, net	71,914	82,442
Other assets	6,852	134
Total Assets	$81,388	$85,301

Debt due within one year	$—	$4,003
Contracts payable for broadcast rights	2,691	2,758
Long-term debt	—	10,767
Long-term deferred revenue	25,030	—
Other liabilities	1,017	85
Total Liabilities	$28,738	$17,613
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company records derivative financial instruments at fair value in its Consolidated Balance Sheets in either other current liabilities or other noncurrent assets. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive (loss) income and reclassified to earnings when the hedged item affects earnings. Cash flows from derivative financial instruments are classified in the Consolidated Statements of Cash Flows based on the nature of the derivative contract.
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
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consist of funds that are not available for general corporate use and primarily consist of restricted cash held by the Company to satisfy the remaining claim obligations pursuant to the Plan (as defined and described in Note 3). At both December 31, 2017 and December 31, 2016, restricted cash held by the Company to satisfy such obligations totaled $18 million.
Accounts Receivable and Allowance for Doubtful Accounts—The Company’s accounts receivable are primarily due from advertisers and MVPDs. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates, volume discounts and sales allowances. This allowance is determined based on historical write-off experience, sales adjustments and any known specific collectability exposures.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 28, 2014	$6,795
2015 additions charged to revenues, costs and expenses	5,277
2015 deductions	(6,529)
Accounts receivable allowance balance at December 31, 2015	$5,543
2016 additions charged to revenues, costs and expenses	14,009
2016 deductions	(7,048)
Accounts receivable allowance balance at December 31, 2016	$12,504
2017 additions charged to revenues, costs and expenses	14,786
2017 deductions	(22,476)
Accounts receivable allowance balance at December 31, 2017	$4,814
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
The Company amortizes its broadcast rights costs over the period in which an economic benefit is expected to be derived based on the timing of the usage and benefit from such programming. Newer licensed/acquired programming and original produced programming are generally amortized on an accelerated basis as the episodes are aired. For certain categories of licensed programming and feature films that have been exploited through previous cycles, amortization expense is recorded on a straight-line basis. Program amortization for certain categories of programming is calculated on either an accelerated or straight-line basis based upon the greater amortization resulting from either the number of episodes aired or the portion of the license period consumed. The Company also has commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. Management’s judgment is required in determining the timing of the expensing of these costs, and includes analyses of historical and estimated future revenue and ratings patterns for similar programming. The Company regularly reviews, and revises when necessary, its revenue estimates, which may result in a change in the rate of amortization. Amortization of broadcast rights are expensed to programming in the Company’s Consolidated Statements of Operations.
The Company carries its broadcast rights at the lower of unamortized cost or estimated net realizable value. The Company evaluates the net realizable value of broadcast rights on a daypart, series, or title-by-title basis, as appropriate. Changes in management’s intended usage of a specific daypart, series, or program would result in a reassessment of the net realizable value, which could result in an impairment. The Company determines the net realizable value and estimated fair value, as appropriate, based on a projection of the estimated advertising revenues and carriage/retransmission revenues, less certain direct costs of delivery, expected to be generated by the program material, all of which are classified in Level 3 of the fair value hierarchy. If the Company’s estimates of future revenues decline, amortization expense could be accelerated or impairment adjustments may be required. The Company assesses future seasons of syndicated programs that the Company is committed to acquire for impairment as they become available to the Company for airing. Any impairments of programming rights are expensed to programming in the Company’s Consolidated Statements of Operations. As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, the Company recognized impairment charges at WGN America of $80 million for the syndicated programs Elementary and Person of Interest in 2017, $37 million for the syndicated program Elementary in 2016 and $74 million for the syndicated programs Person of Interest and Elementary in 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Production Costs—In accordance with ASC Topic 926, “Entertainment-Films,” the Company estimates total revenues to be earned and costs to be incurred throughout the life of each television program it produces. Estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market (which is the US television market). Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted in the initial market are expensed as incurred. Estimates for all secondary market revenues such as domestic and foreign syndication, digital streaming, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming once it can be demonstrated that a program can be successfully licensed in such secondary market. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. Production costs are expensed to programming in the Company’s Consolidated Statements of Operations.
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense was $34 million, $42 million and $39 million in 2017, 2016 and 2015, respectively. Advertising costs are expensed to selling, general and administrative expenses (“SG&A”) in the Company’s Consolidated Statements of Operations.
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
The Company’s annual impairment review measurement date is in the fourth quarter of each year. In performing the annual assessment, the Company has the option of performing a qualitative assessment to determine if it is more likely than not that a reporting unit has been impaired. As part of the qualitative assessment for the reporting units, the Company evaluates the impact of factors that are specific to the reporting units as well as industry and macroeconomic factors. The reporting unit specific factors include a comparison of the current year results to prior year, current year budget and the budget for next fiscal year. The Company also considers the significance of the excess fair value over the carrying value reflected in prior quantitative assessments, the changes to the reporting units’ carrying values since the last impairment test and the change in the overall enterprise value of the Company compared to the prior year.
If the Company concludes that it is more likely than not that a reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses and a trade name, are generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company’s control.
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
Pension Plans and Other Postretirement Benefits—Retirement benefits are provided to employees through pension plans sponsored either by the Company or by unions. Under the Company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is the Company’s policy to fund the minimum for Company-sponsored pension plans as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Contributions made to union-sponsored plans are based upon collective bargaining agreements. The Company also provides certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.
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
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $24 million at December 31, 2017 and $26 million at December 31, 2016.
Deferred Revenue—Deferred revenue arises in the normal course of business from advances from customers for the Company’s products and services and from the long-term spectrum sharing arrangements where the Company is the host. Revenue associated with deferred revenue is recognized in the period it is earned. See above for further information on the Company’s revenue recognition policy.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
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
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income and other gains and losses affecting shareholder’s equity that, under U.S. GAAP, are excluded from net income. The Company’s other comprehensive income (loss) includes changes in unrecognized benefit plan gains and losses, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses on cash flow hedging instruments and foreign currency translation adjustments. The activity for each component of the Company’s accumulated other comprehensive income (loss) (“AOCI”) is summarized in Note 18.
New Accounting Standards—In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220).” The standard allows entities, at their option, to reclassify from AOCI to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act. See Note 13 for further details regarding the Tax Cuts and Jobs Act. The standard is effective for fiscal years beginning after December 15, 2018, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the new federal corporate income tax rate is recognized. The Company is currently evaluating the impact of adopting ASU 2018-02 on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815).” The standard simplifies the application of the hedge accounting guidance and enables entities to better portray the economic results of their risk management activities in the financial statements. The new guidance eliminates the requirement and the ability to separately record ineffectiveness on cash flow and net investment hedges and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The standard requires certain additional disclosures that focus on the effect of hedge accounting whereas the disclosure of hedge ineffectiveness is eliminated. The amendments expand the types of permissible hedging strategies. Additionally, the amendment makes the hedge documentation and effectiveness assessment less complex. The standard is effective for fiscal years beginning after December 15, 2018, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2017-12 related to cash flow hedge relationships that exist on the date of adoption should be applied using a modified retrospective approach with the cumulative effect of initially applying ASU 2017-12 at the date of initial application. The presentation and disclosure requirements apply prospectively. The Company is currently evaluating the impact of adopting ASU 2017-12 on its consolidated financial statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715).” The standard changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. Additionally, only the service cost component will be eligible for capitalization in assets. The standard is effective for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2017-07 must be applied retrospectively. Upon adoption, the Company is required to provide the relevant disclosures under Topic 250, Accounting Changes and Error Corrections. The Company will retrospectively adopt ASU 2017-07 effective in the first quarter of 2018. The adoption of this standard is not expected to have an effect on the Company’s historically reported net income (loss) but will result in a presentation reclassification which will reduce the Company’s historically reported operating profit by $23 million in 2017, $25 million in 2016 and $29 million in 2015.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” The standard clarifies that ASC 610-20 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. Instead, sales and partial sales of real estate will be subject to the same recognition model as all other nonfinancial assets. The standard is effective for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal periods. Early adoption is permitted. The amendments in ASU 2017-05 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2017-05 at the date of initial application. The Company will adopt ASU 2017-05 effective in the first quarter of 2018 using a modified retrospective transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” The standard addresses the diversity in classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. In addition, transfers between cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents are not reported as cash flow activities. The standard also requires additional disclosures related to a reconciliation of the balance sheet line items related to cash, cash equivalents, restricted cash and restricted cash equivalents to the statement of cash flows, which can be presented either on the face of the statement of cash flows or separately in the notes to the financial statements. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company will retrospectively adopt ASU 2016-18 effective in the first quarter of 2018. The Company’s restricted cash and cash equivalents totaled $18 million at both December 31, 2017 and December 31, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” The standard addresses several specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash activities are presented and classified in the statement of cash flows. The cash flow issues addressed include debt prepayment or extinguishment costs, settlement of debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, distributions received from equity method investees and cash receipts and payments that may have aspects of more than one class of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted but all of the guidance

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

must be adopted in the same period. The Company will retrospectively adopt ASU 2016-15 effective in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The effective date and transition requirements for ASU 2018-01 are the same as ASU 2016-02. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 and ASU 2018-01 on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Further, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale in other comprehensive income and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, certain entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Entities that elect this measurement alternative will report changes in the carrying value of these investments in current earnings. The guidance has additional amendments to presentation and disclosure requirements of financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt ASU 2016-01 effective in the first quarter of 2018 using a modified retrospective transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements as the Company’s equity investments as of December 31, 2017 do not have readily determinable fair values because they are not publicly traded companies and do not have an active market for their securities or membership interests. However, should fair values of certain equity investments become readily available in future reporting periods, the Company’s consolidated financial statements may be materially affected.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year for annual periods beginning after December 15, 2017, while allowing early adoption as of the original public entity date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify or to correct unintended applications of Topic 606, including disclosure requirements related to performance obligations. The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 at the date of initial application. The Company is currently evaluating the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on its consolidated financial statements.
The Company will adopt the new revenue guidance effective in the first quarter of 2018 using the modified retrospective transition method applied to those contracts which were not completed at that date. The only identified impact to the Company’s financial statements relates to barter revenue and expense as well as barter related broadcast rights and contracts payable for broadcast rights which will no longer be recognized. Barter revenue and expense for fiscal years 2017, 2016 and 2015 were $28 million, $30 million and $29 million, respectively. Barter-related broadcast rights and contracts payable for broadcast rights on the Company’s Consolidated Balance Sheets were $45 million and $37 million as of December 31, 2017 and December 31, 2016, respectively. The broadcast rights and contracts payable for broadcast rights will be written off at adoption. The standard also requires capitalization of certain costs; however, as part of the implementation process, the Company did not identify any costs that should be capitalized under the new guidance. The following is a summary of the evaluation by revenue stream within the Television and Entertainment segment.
Advertising Revenues—Under the new guidance, advertising revenue will be recognized over time primarily as ads are aired or impressions are delivered, which is consistent with current practice. Advertising revenue will continue to be recognized net of agency commissions.
Retransmission Revenues and Carriage Fees—Revenue under the Company’s retransmission and carriage agreements are considered licenses of functional intellectual property under the new guidance. Based on the guidance, the Company will recognize revenue at the point in time the content is transferred to the customer, which will result in revenue recognition that is consistent with current practice.
The adoption is not expected to have a material impact on the Company’s financial statements and internal control over financial reporting.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: DISCONTINUED OPERATIONS
Sale of Digital and Data Businesses—On December 19, 2016, the Company entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”) for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The Company retained its ownership of Covers, which was previously included in the Digital and Data reportable segment, and reclassified Covers’ previously reported amounts into the Television and Entertainment reportable segment to conform to the current segment presentation; the impact of this reclassification was immaterial. The Gracenote Sale transaction was completed on January 31, 2017 and the Company received gross proceeds of $581 million. In the second quarter of 2017, the Company received additional proceeds of $3 million as a result of purchase price adjustments. In the year ended December 31, 2017, the Company recognized a pretax gain of $33 million as a result of the Gracenote Sale. On February 1, 2017, the Company used $400 million of proceeds from the Gracenote Sale to prepay a portion of its Term Loan Facility (as defined and described in Note 9).
As of December 31, 2016, the assets and liabilities of the businesses included in the Gracenote Sale are reflected as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheets, and the operating results are presented as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
The Company entered into a transition services agreement (the “Nielsen TSA”) and certain other agreements with Nielsen that govern the relationships between Nielsen and the Company following the Gracenote Sale. Pursuant to the Nielsen TSA, the Company provides Nielsen with certain specified services on a transitional basis, including support in areas such as human resources, treasury, technology, legal and finance. In addition, the Nielsen TSA outlines the services that Nielsen provides to the Company on a transitional basis, including in areas such as human resources, technology, and finance and other areas where the Company may need assistance and information following the Gracenote Sale. The transition services agreement was extended through March 31, 2018, however, upon mutual agreement between the Company and Nielsen, it may be extended further. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Based on the Company’s assessment of the specific factors identified in ASC Topic 205, “Presentation of Financial Statements,” the Company concluded that it will not have significant continuing involvement in the Gracenote Companies.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended
	December 31, 2017 (1)	December 31, 2016	December 31, 2015
Operating revenues	$18,168	$225,903	$209,964
Direct operating expenses	7,292	75,457	59,789
Selling, general and administrative	15,349	110,713	104,968
Depreciation (2)	—	13,584	9,735
Amortization (2)	—	29,999	28,826
Operating (loss) profit	(4,473)	(3,850)	6,646
Interest income	16	96	109
Interest expense (3)	(1,261)	(15,317)	(15,843)
Other non-operating gain, net	—	—	912
Loss before income taxes	(5,718)	(19,071)	(8,176)
Pretax gain on the disposal of discontinued operations	33,492	—	—
Total pretax income (loss) on discontinued operations	27,774	(19,071)	(8,176)
Income tax expense (benefit) (4)	13,354	53,723	(3,595)
Income (loss) from discontinued operations, net of taxes	$14,420	$(72,794)	$(4,581)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

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

(4)
In the fourth quarter of 2016, as a result of meeting all criteria under ASC Topic 205 to classify Gracenote Companies as discontinued operations, the Company recorded tax expense of $62 million to increase the Company’s deferred tax liability for the outside basis difference related to the Gracenote Companies included in the Gracenote Sale. This charge was required to be recorded in the period the Company signed a definitive agreement to divest the business. Exclusive of this $62 million charge, the effective tax rates on pretax income from discontinued operations was 48.1%, 45.0% and 44.0% for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and the impact of certain nondeductible transaction costs and other adjustments.

The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $10 million for the year ended December 31, 2017 and $3 million for each of the years ended December 31, 2016 and December 31, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the assets and liabilities of discontinued operations (in thousands):

December 31, 2016
Carrying Amounts of Major Classes of Current Assets Included as Part of Discontinued Operations
Cash and cash equivalents	$12,751
Accounts receivable, net	38,727
Prepaid expenses and other	11,127
Total current assets of discontinued operations	62,605

Carrying Amounts of Major Classes of Non-Current Assets Included as Part of Discontinued Operations
Property, plant and equipment, net	49,348
Goodwill	333,258
Other intangible assets, net	219,287
Other long-term assets	6,260
Total non-current assets of discontinued operations	608,153
Total Assets Classified as Discontinued Operations in the Consolidated Balance Sheets	$670,758

Carrying Amounts of Major Classes of Current Liabilities Included as Part of Discontinued Operations
Accounts payable	$6,237
Employee compensation and benefits	17,011
Deferred revenue	27,113
Accrued expenses and other current liabilities	3,923
Total current liabilities of discontinued operations	54,284

Carrying Amounts of Major Classes of Non-Current Liabilities Included as Part of Discontinued Operations
Deferred income taxes	89,029
Postretirement, medical, life and other benefits	2,786
Other obligations	3,499
Total non-current liabilities of discontinued operations	95,314
Total Liabilities Classified as Discontinued Operations in the Consolidated Balance Sheets	$149,598

Net Assets Classified as Discontinued Operations	$521,160
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no material contingent liabilities relating to the Gracenote Sale as of December 31, 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s Consolidated Statements of Cash Flows (in thousands):

	2017 (1)	2016	2015
Significant operating non-cash items:
Stock-based compensation	$1,992	$4,196	$2,239
Depreciation (2)	—	13,584	9,735
Amortization (2)	—	29,999	28,826

Significant investing items (3):
Acquisitions, net of cash acquired	—	—	(58,996)
Capital expenditures	1,578	23,548	23,626
Net proceeds from sale of business (4)	557,793	—	—

Significant financing items (3):
Settlements of contingent consideration, net	—	(3,636)	1,174

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)	Non-cash investing and financing activities of Digital and Data businesses included in the Gracenote Sale were immaterial.

(4)
Net proceeds from the sale of business reflects the gross proceeds from the Gracenote sale of $584 million, net of $17 million of the Gracenote Companies’ cash and cash equivalents included in the sale and $9 million of selling costs.

NOTE 3: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 12, 2009, Tribune CNLBC, LLC (formerly known as Chicago National League Ball Club, LLC) (“Tribune CNLBC”), which held the majority of the assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (the “Chicago Cubs”), also filed a Chapter 11 Petition and thereafter became a Debtor. As further described below, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the Debtors’ emergence from Chapter 11, on the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) the unpaid principal and interest remaining on the promissory note of the ESOP in favor of the Company was forgiven, (iii) all of the Company’s $0.01 par value common stock held by the ESOP was canceled, including the 8,294,000 of the shares held by the ESOP that were committed for release or allocated to employees at December 30, 2012 (as further

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

described below) and (iv) new shares of the Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, Reorganized Tribune Company converted from a subchapter S corporation to a C corporation under the IRC. On the Effective Date, the $37 million reported as common shares held by the ESOP, net of unearned compensation, was eliminated, the Predecessor Warrants (as defined and described below) were cancelled and the $225 million subordinated promissory note due December 20, 2018 (including accrued and unpaid interest) was terminated and extinguished.
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

•
Issuance of new equity securities: As of the Effective Date, the Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share, and 4,455,767 shares of Class B Common Stock, par value $0.001 per share. Any holder (with the exception of AG, JPMorgan and Oaktree, each of which previously submitted ownership information to the FCC) who possessed greater than 4.99% of the Class A Common Stock after allocation of the Warrants and holders making voluntary elections, was instead allocated Class B Common Stock until such holder’s Class A Common Stock represented no more than 4.99% of the Company’s Class A Common Stock in order to comply with the FCC ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of the Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitation noted above, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. In addition, on the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”), pursuant to which the Company issued 16,789,972 warrants to purchase Common Stock (the “Warrants”). The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions.

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Exit credit facilities: On the Effective Date, the Company entered into a $1.100 billion secured term loan facility with a syndicate of lenders led by JPMorgan (the “Term Loan Exit Facility”), the proceeds of which were used to fund certain required distributions to creditors under the Plan. In addition, on the Effective Date, the Company, along with certain of its reorganized operating subsidiaries as additional borrowers, entered into a secured asset-based revolving credit facility of up to $300 million, subject to borrowing base availability, with a syndicate of lenders led by Bank of America, N.A. (the “ABL Exit Facility” and together with the Term Loan Exit Facility, the “Exit Financing Facilities”) to fund ongoing operations. The Exit Financing Facilities were terminated and repaid in full on December 27, 2013.

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. As described above, on the Effective Date, the Company held restricted cash of $187 million which is estimated to be sufficient to satisfy such obligations. At December 31, 2017, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The NY District Court presiding over the MDL proceedings held a case management conference on July 10, 2012 for the purpose of establishing the organizational structure of the cases, a schedule for motions to dismiss and discovery and other issues related to the administration of such proceedings, but otherwise stayed all other activity. On September 7, 2012, the NY District Court issued a case management order (“Master Case Order No. 3”) designating liaison counsel for the plaintiffs and various defendant groups and approved the formation of the executive committee for plaintiffs’ counsel and defendants’ counsel. In accordance with Master Case Order No. 3,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

counsel for the defendants filed motions to dismiss the SLCFC Actions based on certain statutory and jurisdictional defenses (the “Phase One Motions to Dismiss”). The plaintiffs filed their responses to the Phase One Motions to Dismiss on December 21, 2012. The NY District Court heard oral arguments on the Phase One Motions to Dismiss on May 23, 2013 and on May 29, 2013 issued an order denying certain of those motions in their entirety and reserving a decision on certain defenses raised by the defendants. On September 23, 2013, the NY District Court entered an order dismissing the SLCFC Actions (except for the one action, pending in California state court, which had not been transferred to the MDL) and the related action filed by the Zell Entity that was consolidated with the SLCFC Actions. The plaintiffs in the SLCFC Actions filed a notice of appeal of that order on September 30, 2013. The defendants’ liaison counsel filed a joint notice of cross-appeal of that order on behalf of all represented defendants on October 28, 2013. No appeal of the order was lodged by the Zell Entity. On March 24, 2016, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) issued a decision upholding the NY District Court’s dismissal of the SLCFC Actions on the alternative grounds set forth in the cross-appeal of the defendants’ liaison counsel on behalf of the defendants. The Second Circuit issued a corrected opinion upholding the dismissal of the SLCFC Actions on March 29, 2016. On September 9, 2016, the plaintiffs in the SLCFC Actions filed a petition for writ of certiorari to the U.S. Supreme Court, seeking review of the Second Circuit’s decision. That petition is pending.
On June 4, 2013, the Litigation Trustee sought leave from the NY District Court to amend the FitzSimons Complaint and the Committee Advisor Complaint. The NY District Court granted that request on July 22, 2013, and the FitzSimons Complaint was amended on August 2, 2013 and the Committee Advisor Complaint was amended on August 13, 2013. On November 20, 2013, the NY District Court issued a case management order (“Master Case Order No. 4”), which authorized the Litigation Trustee to continue the FitzSimons Complaint in accordance with a court-ordered protocol. Thereafter, pursuant to Master Case Order No. 4, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain former shareholder defendants who received less than $50,000 on account of their Tribune Company common stock in connection with the Leveraged ESOP Transactions. On February 28, 2014, the NY District Court entered an order establishing a second protocol pursuant to Master Case Order No. 4 (the “Joint Dismissal Protocol”) providing for the potential voluntary dismissal of certain defendants from the FitzSimons Complaint if the amounts such defendants received on account of their Tribune Company common stock in connection with the Leveraged ESOP Transactions were below certain thresholds. Pursuant to the Joint Dismissal Protocol, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain additional former shareholder defendants. On April 24, 2014, the NY District Court entered an order establishing a third protocol pursuant to Master Case Order No. 4 (the “Conduit Protocol”) providing for the potential voluntary dismissal of certain defendants from the FitzSimons Complaint if such defendants were “mere conduits” and not transferees of transfers to holders of Tribune Company common stock in connection with the Leveraged ESOP Transactions. Pursuant to the Conduit Protocol, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain defendants and eliminated certain transfer amounts listed in the FitzSimons Complaint for which the corresponding defendants were mere conduits. Also on April 24, 2014, the NY District Court entered an order establishing a schedule and procedures for defendants and the Litigation Trustee to brief additional motions to dismiss the FitzSimons Complaint and the Committee Advisor Complaint (the “Phase Two Motions to Dismiss”). Twelve Phase Two Motions to Dismiss were subsequently filed with the NY District Court. On January 6, 2017, the NY District Court granted one of the pending Phase Two Motions to Dismiss, which resulted in the dismissal of Count I of the FitzSimons Complaint against all former shareholder defendants. The other Phase Two Motions to Dismiss remain pending. By order dated April 5, 2017, the NY District Court adopted a “Preliminary Discovery Plan” relating to certain enumerated counts in the FitzSimons Complaint. Pursuant to that plan, the Litigation Trustee has issued subpoenas seeking the production of documents from a number of third parties, including Tribune Media Company.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective Schedules of Assets and Liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. The filed proofs of claim asserted liabilities in excess of the amounts reflected in liabilities subject to compromise in the Predecessor’s Consolidated Balance Sheet at December 30, 2012 plus certain additional unliquidated and/or contingent amounts. During the Debtors’ Chapter 11 proceedings, the Debtors investigated the differences between the claim amounts recorded by the Debtors and claims filed by creditors. As of December 31, 2017, approximately 3,297 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,757 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan.
As of December 31, 2017, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. Adjustments may result from, among other things, negotiations with creditors, further orders of the Bankruptcy Court and, in certain instances, litigation. The ultimate amounts to be paid in resolutions of the remaining proofs of claim, including indemnity claims, will continue to be subject to uncertainty for a period of time after the Effective Date. If the aggregate allowed amount of the remaining claims exceeds the restricted cash for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
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
ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled $2 million, $1 million and $2 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. Operating net cash outflows resulting from reorganization costs for each of 2017 and 2016 totaled $2 million and for 2015 totaled $3 million, and were principally for the payment of professional advisory fees and other fees in each year. All other items included in reorganization costs in 2017, 2016 and 2015 are primarily non-cash adjustments.
The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2018 and potentially in future periods. These expenses will include primarily professional advisory fees and other costs related to the resolution of unresolved claims.
NOTE 4: ACQUISITIONS
Infostrada Sports, SportsDirect and Enswers (as further defined and described below) were divested in the Gracenote Sale. As of December 31, 2016, the assets and liabilities of the acquisitions of these businesses are classified as discontinued operations in the Company’s Consolidated Balance Sheet and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, their operating results, as well as any associated transactions costs, are presented as discontinued operations in the Company’s Consolidated Statements of Operations.

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
NOTE 5: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS
Employee Reductions—The Company recorded pretax charges, mainly consisting of employee severance costs, associated termination benefits and related expenses totaling $5 million, $10 million and $5 million in 2017, 2016 and 2015, respectively. These charges are included in direct operating expenses or SG&A in the Company’s Consolidated Statements of Operations.
The following table summarizes these severance and related charges included in income (loss) from continuing operations by business segment for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Television and Entertainment	$4,367	$9,228	$2,317
Corporate and Other	372	1,178	2,959
Total	$4,739	$10,406	$5,276
Severance and related expenses included in income (loss) from discontinued operations, net of taxes totaled $0.5 million and $1 million in 2016 and 2015, respectively.
The accrued liability for severance and related expenses is reflected in employee compensation and benefits in the Company’s Consolidated Balance Sheets and was $5 million and $9 million at December 31, 2017 and December 31, 2016, respectively.
Changes to the accrued liability for severance and related expenses were as follows (in thousands):

Balance at December 31, 2015	$3,595
Additions	10,406
Payments	(5,020)
Balance at December 31, 2016	$8,981
Additions	4,739
Payments	(9,144)
Balance at December 31, 2017	$4,576

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Operating Items—Non-operating items for 2017, 2016 and 2015 are summarized as follows (in thousands):

	2017	2016	2015
Loss on extinguishments and modification of debt	$(20,487)	$—	$(37,040)
Gain on investment transactions, net	8,131	—	12,173
Write-downs of investments	(193,494)	—	—
Other non-operating gain, net	71	5,427	7,228
Total non-operating (loss) gain, net	$(205,779)	$5,427	$(17,639)
Non-operating items for 2017 included a $20 million pretax loss on the extinguishments and modification of debt. The loss included a write-off of unamortized debt issuance costs of $7 million and an unamortized discount of $2 million as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” Gain on investment transactions, net included a pretax gain of $5 million from the sale of the Company’s tronc, Inc. (“tronc”) shares and a pretax gain of $4 million from the partial sale of CareerBuilder LLC (“CareerBuilder”). Write-downs of investments included non-cash pretax impairment charges of $193 million to write down the Company’s investments in CareerBuilder, Dose Media, LLC (“Dose Media”) and a cost method investment, as further described in Note 8.
Non-operating items in 2016 included a $5 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by the Company in prior years.
Non-operating items in 2015 included a $37 million pretax loss on the extinguishment of the Former Term Loan Facility (as defined and described in Note 9), which includes the write-off of unamortized debt issuance costs and discounts. See Note 9 for further information on the extinguishment of the Former Term Loan Facility. Gain on investment transactions, net in 2015 included a pretax gain of $8 million for an additional cash distribution from Classified Ventures, LLC (“CV”) pursuant to the collection of a contingent receivable subsequent to the Company’s sale of its interest in CV in 2014 and a pretax gain of $3 million on the sale of the Company’s 3% interest in NHLLC on September 2, 2015, as further described in Note 8. Other non-operating items in 2015 included a $9 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by the Company in prior years and a $2 million non-cash pretax charge to write off a convertible note receivable resulting from a decline in the fair value of the convertible note receivable that the Company determined to be other than temporary. The convertible note receivable constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and is classified as Level 3 assets in the fair value hierarchy’s established under ASC Topic 820, “Fair Value Measurement and Disclosures.” See Note 10 for a description of the hierarchy’s three levels.
NOTE 6: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s audited Consolidated Balance Sheets consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Real estate	$—	$17,176
FCC licenses	38,900	—
Total assets held for sale	$38,900	$17,176

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Assets Held for Sale—As of December 31, 2017, the Company had no real estate properties held for sale. As of December 31, 2016, the Company had five real estate properties held for sale. The combined net carrying value of real estate properties held for sale and included in non-current assets held for sale in the Company’s Consolidated Balance Sheet at December 31, 2016 totaled $17 million.
The Company recorded charges of $2 million, $15 million and $7 million in 2017, 2016 and 2015, respectively, to write down certain properties to their estimated fair value, less the expected selling costs, which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy. These charges are included in SG&A in the Company’s Consolidated Statements of Operations.
Sales of Real Estate—During 2017, the Company sold several properties for net pretax proceeds totaling $144 million and recognized a net pretax gain of $29 million, as further described below. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
On January 26, 2017, the Company sold its Denver, CO property for net proceeds of $23 million, which approximated the carrying value, and entered into a lease for the property. On January 31, 2017, the Company sold one of its Chicago, IL properties for net proceeds of $22 million and entered into a lease with a term of 10 years, subject to renewal, retaining the use of more than a minor portion of the property. The Company recorded a deferred pretax gain of $13 million on the sale, which will be amortized over the life of the lease in accordance with sale-leaseback accounting guidance. On April 21, 2017, the Company sold two of its Chicago, IL properties for net proceeds of less than $1 million. On May 22, 2017, the Company sold two of its Baltimore, MD properties for net proceeds of $15 million which approximated their respective carrying values. On August 4, 2017, the Company sold its Williamsburg, VA property for net proceeds of $1 million, which approximated its carrying value. On November 15, 2017, the Company sold its Costa Mesa, CA properties for net proceeds of $62 million and recorded a pretax gain of $22 million, of which $3 million was attributable to a noncontrolling interest. On December 19, 2017, the Company sold its Ft. Lauderdale, FL property for net proceeds of $21 million and recorded a pretax gain of $6 million, of which less than $1 million was attributable to a noncontrolling interest. Net distributions to noncontrolling interests in 2017 totaled $9 million.
During 2016, the Company sold several properties for net pretax proceeds totaling $506 million and recognized a net pretax gain of $213 million, as further described below.
On May 2, 2016, the Company sold its Deerfield Beach, FL property for net proceeds of $24 million, and on June 2, 2016, the Company sold its Allentown, PA property for net proceeds of $8 million; the Company recorded a net pretax loss of less than $1 million on the sale of these properties. On July 7, 2016, the Company sold its Seattle, WA property for net proceeds of $19 million and entered into a lease with a term of 11 years, subject to renewal, retaining the use of more than a minor portion of the property. The Company recorded a deferred pretax gain of $8 million on the sale, which will be amortized over the life of the lease in accordance with sale-leaseback accounting guidance. On July 12, 2016, the Company sold two of its Orlando, FL properties for net proceeds of $34 million and recorded a pretax gain of $2 million. On July 14, 2016, the Company sold its Arlington Heights, IL property for net proceeds of $0.4 million. On September 26, 2016, the Company sold Tribune Tower and the north block of the Los Angeles Times property (the “LA Times Property”) for net proceeds of $199 million and $102 million, respectively, and recognized a pretax gain of $93 million and $59 million, respectively. Pursuant to the terms of the sale agreements, the Company could receive contingent payments of up to an additional $35 million related to the Tribune Tower transaction and an additional $10 million related to the LA Times Property transaction. For both the Tribune Tower and LA Times Property sales, the contingent payments become payable if certain conditions are met pertaining to development rights related to the respective buyer’s plans for development of portions of the two properties. The contingency period for both properties ends five years from the sale date with the possibility of extension in certain circumstances. On September 27, 2016, the Company sold the Olympic Facility for net proceeds of $118 million and recognized a pretax gain of $59 million. On November 14, 2016, the Company sold its Portsmouth, VA property and on November 28, 2016, the Company sold a property located in Chicago, IL for net proceeds totaling $1 million. On December 22, 2016, the Company sold a Baltimore, MD property for net proceeds

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $0.3 million. The Company recorded a net pretax gain of less than $1 million on the sale of these properties in the fourth quarter of 2016.
During 2015, the Company sold its Bel Air, MD and Newport News, VA properties for net proceeds of $5 million and recorded a net loss of less than $1 million.
FCC Licenses Held for Sale—As of December 31, 2017, certain FCC licenses that were part of the FCC spectrum auction are included in assets held for sale. The gross proceeds received for these licenses totaled $172 million, which is currently reflected in current liabilities in the Company’s Consolidated Balance Sheet at December 31, 2017. The Company expects to recognize a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum associated with these licenses in January 2018. The gain will be included in SG&A in the Company’s Consolidated Statements of Operations. See Note 12 for additional information regarding the Company’s participation in the FCC spectrum auction.
NOTE 7: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(66,250)	$145,750	$212,000	$(53,000)	$159,000
Advertiser relationships (useful life of 8 years)	168,000	(105,000)	63,000	168,000	(84,000)	84,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(175,337)	186,663	362,000	(133,725)	228,275
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(377,033)	453,067	830,100	(286,994)	543,106
Other (useful life of 5 to 15 years)	16,650	(6,565)	10,085	15,448	(4,695)	10,753
Total	$1,588,750	$(730,185)	858,565	$1,587,548	$(562,414)	1,025,134
Other intangible assets not subject to amortization
FCC licenses			740,300			779,200
Trade name			14,800			14,800
Total other intangible assets, net			1,613,665			1,819,134
Goodwill			3,228,988			3,227,930
Total goodwill and other intangible assets			$4,842,653			$5,047,064

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the years ended December 31, 2017 and December 31, 2016 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2015	$1,192,602
Amortization (1)(2)	(167,717)
Balance sheet reclassifications (3)	9
Foreign currency translation adjustment	240
Balance as of December 31, 2016	$1,025,134
Amortization (1)(2)	(167,560)
Balance sheet reclassifications (3)	86
Foreign currency translation adjustment	905
Balance as of December 31, 2017	$858,565

Other intangible assets not subject to amortization
Balance as of December 31, 2015	$797,400
Impairment charge	(3,400)
Balance as of December 31, 2016	$794,000
Reclassification to assets held for sale (4)	(38,900)
Balance as of December 31, 2017	$755,100

Goodwill
Gross balance as of December 31, 2015	$3,609,224
Accumulated impairment losses as of December 31, 2015	(381,000)
Balance as of December 31, 2015	3,228,224
Foreign currency translation adjustment	(294)
Balance as of December 31, 2016	$3,227,930
Foreign currency translation adjustment	1,058
Balance as of December 31, 2017	$3,228,988
Total goodwill and other intangible assets as of December 31, 2017	$4,842,653

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

(3)	Represents net reclassifications which are reflected as a decrease to broadcast rights assets in the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016.

(4)	See Note 6 for additional information regarding FCC licenses reclassified to assets held for sale.

The Company recorded contract intangible liabilities totaling $227 million in connection with the adoption of fresh-start reporting on the Effective Date. Of this amount, approximately $226 million was related to contracts for broadcast rights programming not yet available for broadcast. In addition, the Company recorded $9 million of intangible liabilities related to contracts for broadcast rights programming in connection with the acquisition of all of the issued and outstanding equity interests in Local TV on December 27, 2013 (the “Local TV Acquisition”). These intangible liabilities are reclassified as a reduction of broadcast rights assets in the Consolidated Balance Sheet as

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the programming becomes available for broadcast and subsequently amortized as a reduction of programming expenses in the Consolidated Statements of Operations in accordance with the Company’s methodology for amortizing the related broadcast rights. As of December 31, 2016, the remaining contract intangible liabilities for broadcast rights programming not yet available for broadcast have been reclassified as a reduction of broadcast rights assets or amortized as a reduction of programming expense and the balance was reduced to zero.
During the year ended December 31, 2016, the net changes in the carrying amounts of intangible liabilities, which are in the Company’s Television and Entertainment segment, included $12 million of amortization expense and $2 million of balance sheet reclassifications reflected as a reduction in broadcast rights assets in the Company’s Consolidated Balance Sheet. During the year ended December 31, 2017, the net changes in the carrying amounts of intangible liabilities were immaterial and the balance was reduced to zero.
The Company amortizes its intangible assets subject to amortization on a straight-line basis over their respective useful lives. The remaining intangible assets subject to amortization as of December 31, 2017, excluding lease contract intangible assets, have a weighted-average remaining useful life of approximately seven years. Amortization expense relating to these amortizable intangible assets is expected to be approximately $167 million in 2018, $140 million in 2019, $134 million in 2020, $103 million in 2021 and $84 million in 2022.
Impairment of Goodwill and Other Indefinite-lived Intangible Assets—As disclosed in Note 1, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350.
There were no goodwill impairment charges recorded in 2017 or 2016.
In the fourth quarter of 2015, the Company conducted its annual goodwill impairment test in accordance with guidance effective in 2015 utilizing the two-step impairment test in accordance with ASC Topic 350. As a result of the impairment review, the Company recorded a non-cash impairment charge of $381 million to write down its cable reporting unit goodwill (a reporting unit within the Television and Entertainment reportable segment).
During 2015, the Company accelerated the pace of the transformation of the Company’s national general entertainment cable network, WGN America, from a superstation to a cable network. This transformation led to a strategic shift in the operations of WGN America with a renewed focus on increased household distribution and high quality syndicated and original programming that resulted in higher carriage fee revenues and higher programming and other costs. The performance of the new programming did not meet expectations resulting in lower than expected advertising revenues, lower margins and lower current and expected future cash flows than those used to originally record the goodwill in connection with the adoption of fresh-start reporting by the Company in December 2012.
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
As a result of the 2015 assessment, it was determined that the carrying value of the cable reporting unit exceeded the estimated fair value. Accordingly, a second step of the goodwill impairment test (“Step 2”) was performed specific to the cable reporting unit in accordance with guidance effective in 2015 which compared the implied fair value of the goodwill to the carrying value of such goodwill. Under Step 2, the estimated fair value of goodwill of a reporting unit is determined by calculating the residual fair value that remains after the total estimated fair value of the reporting unit is allocated to its net assets other than goodwill. Other significant intangible assets that were identified and ascribed value as part of the Step 2 included affiliate relationships, advertiser relationships

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and a trade name. Based on this analysis, the carrying value of the cable reporting unit goodwill exceeded its implied value by $381 million and consequently, the Company recorded an impairment charge of that amount in the Consolidated Statement of Operations for the year ended December 31, 2015. Following the impairment charge, the carrying value of the goodwill at the cable reporting unit was $723 million at December 31, 2015.
No impairment charges were recorded in 2017 for FCC licenses. In the fourth quarter of 2016 and 2015, the Company recorded a non-cash pretax impairment charge of $3 million and $4 million within the Television and Entertainment segment, respectively, related to the Company’s FCC licenses. The estimated fair value of each of the Company’s FCC licenses was based on discounted future cash flows for a hypothetical start-up television station in the respective market that achieves and maintains an average revenue share for four years and has an average cost structure. For the Company’s FCC licenses, significant assumptions also include start-up operating costs for an independent station, initial capital investments and market revenue forecasts. The Company utilized a 9.5% discount rate and terminal growth rate of 2.0% to estimate the fair values of its FCC licenses in the fourth quarter of 2017. Fair value estimates for each of the Company’s indefinite-lived intangible assets are inherently sensitive to changes in these estimates, particularly with respect to the FCC licenses. The Company’s fourth quarter 2016 impairment review determined that the FCC licenses in two markets were impaired and the Company’s fourth quarter 2015 impairment review determined that the FCC license in one market was impaired. The impairments were primarily due to declines in estimated future market revenues available to a hypothetical start-up television station in these markets.
The Company’s FCC licenses and trade name constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheets. These nonfinancial assets are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 10 for a description of the hierarchy’s three levels. In 2017, the Company participated in the FCC spectrum auction and received $172 million in gross proceeds. As of December 31, 2017, certain FCC licenses that were part of the FCC spectrum auction are included in assets held for sale. The Company expects to recognize a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum of these television stations in January 2018. See Note 12 for additional information regarding the Company’s participation in the FCC spectrum auction.
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
NOTE 8: INVESTMENTS
Investments consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Equity method investments	$1,254,198	$1,642,117
Cost method investments	27,593	26,748
Marketable equity securities	—	6,018
Total investments	$1,281,791	$1,674,883

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Method Investments—The Company’s equity method investments at December 31, 2017 included the following private companies:

Company	% Owned
CareerBuilder, LLC	6%
Dose Media, LLC	25%
Television Food Network, G.P.	31%
TKG Internet Holdings II LLC	43%
Income from equity investments, net reported in the Company’s Consolidated Statements of Operations consisted of the following (in thousands):

	2017	2016	2015
Income from equity investments, net, before amortization of basis difference	$190,864	$202,758	$201,207
Amortization of basis difference	(53,502)	(54,602)	(54,248)
Income from equity investments, net	$137,362	$148,156	$146,959
The carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as a result of fresh start reporting adopted on the Effective Date. The fair value of the Company’s investments was estimated based on valuations obtained from third parties primarily using the market approach. Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of December 31, 2017 totaled $686 million and have a weighted average remaining useful life of approximately 16 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	2017	2016	2015
Cash distributions from equity investments (1)	$201,892	$170,527	$180,207

(1)
Certain distributions received from CareerBuilder in 2017 and 2015 exceeded the Company’s share of CareerBuilder’s cumulative earnings. As a result, the Company determined that these distributions were a return of investment and, therefore, presented such distributions totaling $4 million in 2017 and $10 million in 2015 as an investing activity in the Company’s Consolidated Statements of Cash Flows for 2017 and 2015.

TV Food Network—The Company’s 31% investment in TV Food Network totaled $1.234 billion and $1.279 billion at December 31, 2017 and December 31, 2016, respectively. The Company recognized equity income from TV Food Network of $141 million in 2017, $122 million in 2016 and $126 million in 2015. The Company received cash distributions from TV Food Network totaling $186 million in 2017, $158 million in 2016 and $164 million in 2015.
TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems.
The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2020. The Company would be entitled to its proportionate share of distributions to partners in the event of a liquidation, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.
CareerBuilder—The Company’s investment in CareerBuilder (through its investment in Camaro Parent, LLC subsequent to the CareerBuilder Sale) totaled $10 million and $341 million at December 31, 2017 and December 31, 2016, respectively. The Company recognized equity loss from CareerBuilder of $2 million in 2017 and equity income of $27 million in 2016 and $21 million in 2015. The Company received cash distributions from CareerBuilder totaling $16 million in 2017, $13 million in 2016 and $16 million in 2015.
CareerBuilder is a global leader in human capital solutions, specializing in Human Resources software-as-a-service to help companies with every step of the recruitment process. Its website, CareerBuilder.com, is a leading job website in North America. CareerBuilder also operates websites in the United States, Europe, Canada, Asia and South America.
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it began evaluating strategic alternatives for CareerBuilder, including a possible sale. In 2017, the Company recorded non-cash pretax impairment charges totaling $181 million to write down the Company’s investment in CareerBuilder prior to the sale. The impairment charges resulted from a decline in the fair value of the investment that the Company determined to be other than temporary.
On June 19, 2017, TEGNA announced that it entered into an agreement (the “CareerBuilder Sale Agreement”), together with the other owners of CareerBuilder, including Tribune Media Company, to sell a majority interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. The transaction closed on July 31, 2017 and the Company received cash of $158 million, which included an excess cash distribution of $16 million. The Company recognized a gain on sale of $4 million in 2017. As a result of the sale, the Company’s ownership in CareerBuilder declined from 32% to approximately 7%, on a fully diluted basis. As of December 31, 2017, the Company’s ownership in CareerBuilder was approximately 6%, on a fully diluted basis (including CareerBuilder employees’ unvested equity awards).
Pursuant to ASC Topic 323, the Company continues to account for CareerBuilder as an equity method investment. The investment constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheets and is classified as a Level 3 asset in the fair value hierarchy. See Note 10 for a description of the fair value hierarchy’s three levels.
Dose Media, LLC—On November 25, 2015, the Company acquired a 25% interest in Dose Media. The Company’s investment in Dose Media totaled $0 and $12 million at December 31, 2017 and December 31, 2016, respectively. The Company recognized equity loss from Dose Media of $2 million in 2017 and $3 million in 2016. Dose Media is a social media content company that creates and distributes content to help brands detect, optimize and publish stories for digital-first audiences.
In the fourth quarter of 2017, the Company recorded a non-cash pretax impairment charge of $10 million to write down its entire investment in Dose Media. The impairment charge resulted in a decline in the fair value of the investment that the Company determined to be other than temporary.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Revenues, net	$1,208,357	$1,160,716	$1,099,307
Operating income	$593,409	$535,131	$548,919
Net income	$608,327	$552,146	$561,657

	December 31, 2017	December 31, 2016
Current assets	$840,763	$810,811
Non-current assets	$150,277	$168,547
Current liabilities	$92,193	$94,284
Non-current liabilities	$—	$138
Summarized financial information for CareerBuilder and Dose Media is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Revenues, net (1)	$645,790	$719,994	$698,041
Operating (loss) income (1)	$(7,324)	$93,619	$84,199
Net (loss) income (1)	$(16,845)	$89,249	$80,280

(1)
On November 25, 2015, the Company acquired a 25% interest in Dose Media. As results of operations from date of acquisition are not material to the Company in 2015, they are not included in the above table for 2015.

	December 31, 2017	December 31, 2016
Current assets	$181,812	$222,563
Non-current assets	$486,750	$565,200
Current liabilities	$192,388	$205,643
Non-current liabilities	$320,727	$23,603
Redeemable non-controlling interest	$36,661	$46,265
Other—Write-downs of investments, gains and losses on investment sales, and gains and losses from other investment transactions are included as non-operating items in the Company’s Consolidated Statements of Operations. In 2017, the Company recorded non-cash pretax impairment charges of $191 million to write down the Company’s investments in CareerBuilder and Dose Media, as discussed above. There were no impairments recorded in 2016 and 2015. These investments constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 10 for a description of the hierarchy’s three levels.
The Company does not guarantee any indebtedness or other obligations for any of its equity method investees.
Marketable Equity Securities—On August 4, 2014, the Company completed the spin-off of its principal publishing operations into an independent company, tronc, Inc. (“tronc”). The Company retained 381,354 shares of tronc common stock, representing at that time 1.5% of the outstanding common stock of tronc. The Company classified the shares of tronc common stock as available-for-sale securities. On January 31, 2017, the Company sold

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million. As of December 31, 2016, the fair value and cost basis of the Company’s investment in tronc was $5 million and $0, respectively.

Cost Method Investments—All of the Company’s cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. In 2017, the Company recorded a non-cash pretax impairment charge of $3 million to write down one of the its cost method investments. The impairment charge resulted from a decline in the fair value of the investment that the Company determined to be other than temporary. As of December 31, 2017, the Company’s cost method investments primarily include investments in New Cubs LLC (as defined and described below) and Taboola.com LTD (“Taboola”).
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
As a result of these transactions, Ricketts Acquisition LLC (“RA LLC”) owns approximately 95% and the Company owns approximately 5% of the membership interests in New Cubs LLC. RA LLC has operational control of New Cubs LLC. The Company’s equity interest in New Cubs LLC is accounted for as a cost method investment and was recorded at fair value as of October 27, 2009 based on the cash contributed to New Cubs LLC at closing. During 2017 and 2016, the Company made capital contributions to New Cubs LLC totaling $5 million and $3 million, respectively, and continues to maintain its membership interest of approximately 5%. The carrying value of this investment was $22 million at December 31, 2017 and $18 million at December 31, 2016.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: DEBT
Debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84% and 3.82%, net of unamortized discount and debt issuance costs of $1,900 and $31,230	$187,725	$2,312,218
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance cost of $21,783	1,644,109	—
5.875% Senior Notes due 2022, net of debt issuance costs of $12,649 and $15,437	1,087,351	1,084,563
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $80	—	14,770
Total debt	2,919,185	3,411,551
Less: Debt due within one year	—	19,924
Long-term debt, net of current portion	$2,919,185	$3,391,627

Maturities—The Company’s debt and other obligations outstanding as of December 31, 2017 mature as shown below (in thousands):

2018	$—
2019	—
2020	189,625
2021	—
2022	1,105,727
Thereafter	1,660,165
Total debt	2,955,517
Unamortized discounts and debt issuance costs	(36,332)
Total debt, net of discounts and debt issuance costs	$2,919,185
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
2015 Amendment
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
The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended December 31, 2017.
At December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Term C Loans and the New Initial Revolving Credit Commitments are secured by the same collateral and guaranteed by the same guarantors as the Former Term B Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the 2017 Amendment. The Revolving Credit Facility includes a covenant that requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase (as defined below)). The other terms of the Term C Loans and the New Initial Revolving Credit Commitments are also generally the same as the terms of the Former Term B Loans and the Existing Revolving Tranche, as applicable. A portion of each of the Former Term B Loans and the Existing Revolving Tranche remained in place following the 2017 Amendment and each will mature on its respective existing maturity date. Concurrent with the 2017 Amendment, the Company entered into certain interest rate swaps with a notional value of $500 million to hedge variable rate interest payments associated with the Term C Loans due under the 2017 Amendment. See Note 10 for further information on the interest rate swaps.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, the Company increased (A) the amount of its Term C Loans pursuant to an Increase Supplement (the “Term Loan Increase Supplement”) between the Company and the term lender party thereto and (B) the amount of commitments under its Revolving Credit Facility from $300 million to $420 million (the “Revolving Credit Facility Increase”), pursuant to (i) an Increase Supplement, among the Company and certain existing revolving lenders and (ii) a Lender Joinder Agreement, among the Company, a new revolving lender and JPMorgan Chase Bank N.A., as administrative agent. In connection with the 2017 Amendment of the Revolving Credit Facility, the Company incurred fees of $2 million,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

all of which were deferred. At December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility, however, there were $21 million of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
As of the date of the 2017 Amendment, the aggregate unamortized debt issuance costs related to the Term Loan Facility totaled $25 million and unamortized discount totaled $6 million. In connection with the 2017 Amendment, the Company paid fees to Term C Loan lenders of $4 million, which are considered a debt discount, all of which were deferred, and incurred transaction costs of $13 million, of which $1 million was deferred with the remainder expensed as part of loss on extinguishment and modification of debt, as further described below. Subsequent to the 2017 Amendment, the Company had $600 million of Term B Loans outstanding. On February 1, 2017, the Company used $400 million from the proceeds from the Gracenote Sale to prepay a portion of its Term B Loans. Subsequent to this payment, the Company’s quarterly installments related to the remaining principal amount of Term B Loans are no longer due. As a result of the 2017 Amendment and the $400 million prepayment, the Company recorded charges of $19 million on the extinguishment and modification of debt in the Company’s Consolidated Statements of Operations in the first quarter of 2017. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million associated with the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third parties fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.”
During the third quarter of 2017, the Company used $102 million of after-tax proceeds received from its participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans. Subsequent to these payments, the Company’s quarterly installments related to the remaining principal amount of the Term C Loans are not due until the third quarter of 2022. The Company recorded charges of $1 million associated with debt extinguishment in the third quarter of 2017. See Note 12 for additional information regarding the Company’s participation in the FCC’s incentive auction.
The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $24 million and $31 million at December 31, 2017 and December 31, 2016, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or Term C Loans, as appropriate.
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
During the second quarter of 2015, the Company incurred and deferred transaction costs of $19 million, which are classified as a debt discount in the Company’s Consolidated Balance Sheets and amortized to interest expense over the contractual term of the Notes. During the first half of 2016, the Company incurred and deferred an additional $1 million of transaction costs related to filing an exchange offer registration statement for the Notes (as described below). The Company’s unamortized transaction costs related to the Notes were $13 million and $15 million at December 31, 2017 and December 31, 2016, respectively.

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
Notes Registration Rights Agreement
In connection with the issuance of the Notes, the Company and the Subsidiary Guarantors entered into an exchange and registration rights agreement, dated as of June 24, 2015, with Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (the “Notes Registration Rights Agreement”). Pursuant to the Notes Registration Rights Agreement, the Company and the Subsidiary Guarantors filed an exchange offer registration statement with the SEC to exchange the Notes and the Guarantees for substantially identical securities registered under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer registration statement on Form S-4 was declared effective on April 1, 2016, and on May 4, 2016, the Company completed the exchange of $1.100 billion of the Notes and the Guarantees for $1.100 billion of the Company’s 5.875% Senior Notes due 2022 and the related guarantees, which were registered under the Securities Act.
Consent Solicitation
On June 22, 2017, the Company announced that it received consents from 93.23% of holders of the Notes outstanding as of the record date of June 12, 2017, to effect certain proposed amendments to the Indenture. The Company undertook the consent solicitation (the “Consent Solicitation”) at the request and expense of Sinclair in accordance with the terms of the Merger Agreement. In conjunction with receiving the requisite consents, on June 22, 2017, the Company, the Subsidiary Guarantors party thereto and the Trustee, entered into the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the Indenture, to effect the proposed amendments

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to (i) eliminate any requirement for the Company to make a “Change of Control Offer” (as defined in the Indenture) to holders of the Notes in connection with the transactions contemplated by the Merger Agreement, (ii) clarify the treatment under the Indenture of the proposed structure of the Merger and to facilitate the integration of the Company and its subsidiaries and the Notes with and into Sinclair’s debt capital structure, and (iii) eliminate the expense associated with producing and filing with the SEC separate financial reports for Sinclair Television Group, Inc., a wholly-owned subsidiary of Sinclair, as successor issuer of the Notes, if Sinclair or any other parent entity of the successor issuer of the Notes, in its sole discretion, provides an unconditional guarantee of the payment obligations of the successor issuer under the Notes (collectively, the “Amendments”). The Fourth Supplemental Indenture became effective immediately upon execution, but the Amendments will not become operative until immediately prior to the effective time of the Merger.
Dreamcatcher—The Company and the Guarantors guaranteed the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 1). The obligations of the Company and the Guarantors under the Dreamcatcher Credit Facility were secured on a pari passu basis with its obligations under the Secured Credit Facility. As further described in Note 12, on April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. The Company participated in the auction and a Dreamcatcher station received $26 million of pretax proceeds in 2017, as further described in Note 12. Any proceeds received by Dreamcatcher as a result of the incentive auction were required to be first used to repay the Dreamcatcher Credit Facility. During the third quarter of 2017, the Company used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility. The debt extinguishment charge recorded by the Company in the year ended December 31, 2017 was immaterial. The Company made the final payment to pay off in full the Dreamcatcher Credit Facility in September 2017.
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
On January 27, 2017, concurrent with the 2017 Amendment, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. As a result, no ineffectiveness has been recognized in the Consolidated Statements of Operations during the 2017. Additionally, for the interest rate swaps, no amounts are excluded from the assessment of hedge effectiveness. The monthly net interest settlements under the interest rate swaps are reclassified out of accumulated other comprehensive (loss) income and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. For the year ended December 31, 2017, realized losses of $5 million were recognized in interest expense. As of December 31, 2017, the fair value of the interest rate swaps was recorded in other current liabilities in the amount of $1 million with the unrealized loss recognized in other comprehensive (loss) income. As of December 31, 2017, the Company expects approximately $2 million to be reclassified out of

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accumulated other comprehensive (loss) income and into interest expense over the next twelve months. The interest rate swap fair value, which is derived from a discounted cash flow analysis based on the terms of the contracts and observable market interest rate curves, is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
The Company held certain marketable equity securities which are traded on national stock exchanges. These securities were recorded at fair value and are categorized as Level 1 within the fair value hierarchy. These investments were measured at fair value on a recurring basis. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million in the first quarter of 2017. As of December 31, 2016 the fair value and cost basis was $5 million and $0, respectively. Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$27,593	$27,593	$26,748	$26,748
Term Loan Facility
Term B Loans due 2020	$189,704	$187,725	$2,359,571	$2,312,218
Term C Loans due 2024	$1,666,942	$1,644,109	$—	$—
5.875% Senior Notes due 2022	$1,132,417	$1,087,351	$1,120,482	$1,084,563
Dreamcatcher Credit Facility	$—	$—	$14,952	$14,770
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. In 2017, the Company recorded a non-cash pretax impairment charge of $3 million to write down one of its cost method investments. The impairment charge resulted from a decline in the fair value of the investment that the Company determined to be other than temporary. No other events or changes in circumstances occurred during 2017 or 2016 that suggested a significant adverse effect on the fair value of the Company’s remaining investments. The carrying value of the cost method investments at both December 31, 2017 and December 31, 2016 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both December 31, 2017 and December 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Notes at December 31, 2017 and December 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.

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
NOTE 11: CONTRACTS PAYABLE FOR BROADCAST RIGHTS
Contracts payable for broadcast rights totaled $554 million and $556 million at December 31, 2017 and December 31, 2016, respectively. Scheduled future obligations under contractual agreements for broadcast rights at December 31, 2017 are as follows (in thousands):

2018	$253,244
2019	130,469
2020	114,141
2021	51,596
2022	4,214
Total	$553,664
NOTE 12: COMMITMENTS AND CONTINGENCIES
Broadcast Rights—The Company has entered into certain contractual commitments for broadcast rights that are not currently available for broadcast, including programs not yet produced. In accordance with ASC Topic 920, such commitments are not included in the Company’s consolidated financial statements until the cost of each program is reasonably determinable and the program is available for its first showing or telecast. If programs are not produced, the Company’s commitments would expire without obligation. Payments for broadcast rights generally commence when the programs become available for broadcast. At December 31, 2017 and December 31, 2016, these contractual commitments totaled $860 million and $1.2 billion, respectively.
Operating Leases—The Company leases certain equipment and office and production space under various operating leases. Net lease expense from continuing operations was $31 million, $24 million and $23 million in 2017, 2016 and 2015, respectively.
The Company’s future minimum lease payments under non-cancelable operating leases at December 31, 2017 were as follows (in thousands):

2018	$28,717
2019	26,552
2020	25,828
2021	20,271
2022	18,891
Thereafter	90,241
Total	$210,500
Other Commitments—At December 31, 2017, the Company had commitments under purchasing obligations related to capital projects, technology services, news and market data services, and talent contracts totaling $331 million.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs.
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of March 1, 2018, the Company had FCC authorization to operate 39 television stations and one AM radio station.
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”) in effect on December 31, 2017, the Company may own up to two television stations within the same Nielsen Media Research Designated Market Area (“DMA”) (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top 4-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. In a report and order issued in August 2016 and effective December 1, 2016 (the “2014 Quadrennial Review Order”), the FCC, among other things, adopted a rule applying the “top-4” ownership limitation within a market to “affiliation swaps,” that prohibited transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. The prohibition is prospective only and does not apply to multiple top-4 network multicast streams broadcast by a single station. On November 16, 2017 the FCC adopted an order on reconsideration (the “2014 Quadrennial Review Reconsideration Order”) eliminating the eight-voices test and providing for a case-by-case review of television combinations involving two to-four ranked stations in a market. These changes became effective on February 7, 2018. The 2014 Quadrennial Review Order is the subject of a pending petition for judicial review by the Third Circuit. A petition for judicial review of the 2014 Quadrennial Review Reconsideration Order was filed on January 16, 2018 at the U.S. Court of Appeals for the Third Circuit and is pending. On January 25, 2018, the petitioners in that case filed an “Emergency Petition” asking the court to stay the effectiveness of all the FCC rule changes embodied in the 2014 Quadrennial Review Reconsideration Order. In an order issued on February 7, 2018, the court denied the “Emergency Petition” and stayed the petitioners’ underlying appeal of the 2014 Quadrennial Review Reconsideration Order for six months. The Company cannot predict the outcomes of these proceedings, or the effect on our business.
The Company owns duopolies permitted in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top-4/8 voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. Duopoly Rule waivers granted in connection with the FCC’s approval of the Company’s plan of reorganization (the “Exit Order”) or the Local TV Acquisition (the “Local TV Transfer Order”) authorize the Company’s ownership of duopolies in the New Haven-Hartford and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs. All of these combinations are permitted under the Duopoly Rule as revised by the 2014 Quadrennial Review Reconsideration Order, subject to reauthorization of any outstanding waivers in the event of the assignment or transfer of control of any of the affected station licenses.
The FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”) in effect on December 31, 2017, generally prohibits an entity from owning or holding “attributable interests” in both daily newspapers and broadcast stations in the same market. On August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of tronc common stock, then representing 1.5% of the outstanding common stock of tronc. As such, the Company does not have an attributable interest in the daily newspaper business or operations of tronc. As a result of the pro rata distribution of tronc stock to shareholders of the Company, the three attributable shareholders of the Company (collectively, the “Attributable Shareholders”) became attributable shareholders of tronc. Two Attributable Shareholders report that they have divested their interest in tronc, while one maintains the status quo with respect to its interest in the company.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s television/newspaper interests are subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with its approval of the Exit Order. On November 12, 2013, the Company filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. In the 2014 Quadrennial Review Order the FCC modified the NBCO Rule by providing an exception for failed or failing entities and allowing for consideration of waivers of the rule on a case-by-case basis. The 2014 Quadrennial Review Order on Reconsideration eliminated the NBCO Rule altogether effective as of February 7, 2018, thus, any residual attributable interests are permitted. The 2014 Quadrennial Review Order is the subject of a pending petition for judicial review by the U.S. Court of Appeals for the Third Circuit. A petition for judicial review of the 2014 Quadrennial Review Reconsideration Order was filed on January 16, 2018 at the U.S. Court of Appeals for the Third Circuit and is pending. The Company cannot predict the outcomes of these proceedings or their effect on our business.
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In a Report and Order issued on September 7, 2016, the FCC repealed the UHF Discount but grandfathered existing station combinations, like ours, that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The FCC reinstated the UHF Discount in an Order on Reconsideration adopted on April 20, 2017 (the “UHF Discount Reconsideration Order”). Both the September 7, 2016 order repealing the UHF Discount and the April 20, 2017 order reinstating it are subject to pending petitions for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. On December 18, 2017, the FCC released a Notice of Proposed Rulemaking seeking comment generally, on the continuing propriety of a national cap and the Commission’s jurisdiction with respect to the cap. The Company cannot predict the outcome of these proceedings, or their effect on its business.
The Company provides certain operational support and other services to Dreamcatcher pursuant to SSAs. In the 2014 Quadrennial Order, the FCC adopted reporting requirements for SSAs. This rule was retained in the 2014 Quadrennial Review Reconsideration Order.
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
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of the broadcast television spectrum. The Company participated in the auction and has received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a Dreamcatcher station) as of December 31, 2017. The Company used $102 million of after-tax proceeds to prepay a portion of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. The Company received gross pretax proceeds of $172 million from licenses sold by the Company in the FCC spectrum auction and expects to recognize a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum of television stations in January 2018. The Company also received $84 million of pretax proceeds for sharing arrangements whereby the Company will provide hosting services to the counterparties. Additionally, the Company paid $66 million of proceeds to counterparties who will host certain of the Company’s television stations under sharing arrangements. The proceeds received by the Company for hosting the counterparties have been recorded in deferred revenue and other long-term liabilities and will be amortized to other revenue over a period of 30 years starting with the commencement of each arrangement. The proceeds paid to the counterparties have been recorded in prepaid and other long-term assets and will be amortized to direct operating expense over a period of 30 years starting with the commencement of each arrangement.
Twenty-two of the Company’s television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The Company expects that the reimbursements from the FCC’s special fund will cover the majority of the Company’s costs and expenses related to the repacking. However, the Company cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of the Company’s costs and expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
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
In July 2017, following the initial filing of the proxy statement/prospectus (the “Proxy Statement/Prospectus”) by each of Sinclair and the Company with the SEC relating to the Merger, four purported Tribune Media Company shareholders (the “Plaintiffs”) filed putative class action lawsuits against the Company, members of the Company’s Board of Directors, and, in certain instances, Sinclair and Samson Merger Sub, Inc. (collectively, the “Parties”) in the United States District Courts for the Districts of Delaware and Illinois. The actions are captioned McEntire v. Tribune Media Company, et al., 1:17-cv-05179 (N.D. Ill.), Duffy v. Tribune Media Company, et al., 1:17-cv-00919 (D. Del.), Berg v. Tribune Media Company, et al., 1:17-cv-00938 (D. Del.), and Pill v. Tribune Media Company, et al., 1:17-cv-00961 (D. Del.) (collectively, the “Actions”). These lawsuits allege that the Proxy Statement/Prospectus omitted material information and was materially misleading in violation of the Securities Exchange Act of 1934, as amended, and SEC Rule 14a-9 and generally seek, as relief, class certification, preliminary and permanent injunctive relief, rescission or rescissory damages, and unspecified damages. On September 15, 2017, the Parties entered into a memorandum of understanding (the “MOU”) to resolve the individual claims asserted by the Plaintiffs. The MOU acknowledges that the Company, in part in response to the claims asserted in the Actions, filed certain supplemental disclosures with the SEC on August 16, 2017 and that the Company, solely in response to the Actions, communicated to four third parties that participated in the sale process and twenty-three third parties that have

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

signed confidentiality agreements in connection with potential divestitures that the “standstill” obligations of such third parties were waived. The Parties further agreed that the Company would make the additional supplemental disclosures, which are set forth in the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2017. Further, the MOU specifies that within five business days of the closing of the Merger, the Parties will file stipulations of dismissal for the Actions pursuant to Federal Rule of Civil Procedure 41(a), which will dismiss Plaintiffs’ individual claims with prejudice, and dismiss the claims asserted on behalf of a purported class of the Company’s shareholders without prejudice. The MOU will not affect the timing of the Merger or the amount or form of consideration to be paid in the Merger.
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
NOTE 13: INCOME TAXES
The following is a reconciliation of income taxes from continuing operations computed at the U.S. federal statutory rate of 35% to income tax expense from continuing operations reported in the Consolidated Statements of Operations (in thousands):

	2017	2016	2015
(Loss) income from continuing operations before income taxes	$(118,296)	$434,242	$(289,419)

Federal income taxes at 35%	(41,404)	151,985	(101,297)
State and local income taxes, net of federal tax benefit	(4,606)	17,474	3,195
Domestic production activities deduction	(5,539)	(6,807)	(6,554)
Non-deductible reorganization and transaction costs	7,598	497	622
Non-deductible goodwill	—	—	133,350
Impact of federal and state rate changes	(262,851)	—	—
Income tax settlements and other adjustments, net	634	179,558	(7,842)
Other, net	4,795	4,495	4,444
Income tax (benefit) expense from continuing operations	$(301,373)	$347,202	$25,918

Effective tax rate	254.8%	80.0%	(9.0)%
In 2017, income tax benefit amounted to $301 million, which reflects a $256 million provisional discrete net tax benefit due to the Tax Reform as defined and further described below and a one-time benefit of $7 million due to a decrease in the Company’s net state deferred tax liabilities as a result of a change in the Company’s state effective income tax rate.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Under ASC Topic 740, the effects of Tax Reform are recognized in the period of enactment and as such are recorded in the Company’s fourth quarter of 2017. The Company is in the process of analyzing certain provisions of Tax Reform including but not limited to the repeal of the domestic production activities deduction and changes to the deductibility of executive compensation. Consistent with the guidance under ASC Topic 740, and subject to Staff Accounting Bulletin (“SAB”) 118, which provides for a measurement period to complete the accounting for certain elements of Tax Reform, the Company recorded the provisional impact from the enactment of Tax Reform in the fourth quarter of 2017. As a result of Tax Reform, the Company recorded a provisional discrete net tax benefit of $256 million, primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corporate income tax rate from 35% to 21%. Further impacts of Tax Reform may be reflected in future quarters upon issuance of clarifications to existing law or additional technical guidance from the Department of Treasury and the completion of the Company’s tax return filings. Tax Reform also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company does not have any net accumulated E&P in its foreign subsidiaries and therefore is not subject to tax for the year ended December 31, 2017. Further, the Company has analyzed the effects of new taxes due on certain foreign income, such as global intangible low-taxed income (“GILTI”), base-erosion anti-abuse tax (“BEAT”), foreign-derived intangible income (“FDII”) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018. The Company has determined that these new provisions are not applicable to the Company.
In 2016, income tax expense amounted to $347 million, which reflects a $191 million charge related to the Newsday settlement, as described below. In addition, tax expense included favorable adjustments of $11 million related to the resolution of certain federal and state income tax matters and other adjustments.
In 2015, income tax expense amounted to $26 million, which reflects the tax impact of the reversal of $381 million of book loss related to an impairment of non-deductible goodwill. In addition, tax expense included favorable adjustments of $8 million primarily related to the resolution of certain federal and state income tax matters and other adjustments.
The Company has not recorded a provision for deferred U.S. income tax expense on any undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The Company had less than $1 million at each of December 31, 2017, December 31, 2016 and December 31, 2015. The amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not material.
Components of income tax (benefit) expense from continuing operations were as follows (in thousands):

	2017	2016	2015
Current:
U.S. federal	$94,873	$273,205	$138,871
State and local	18,810	35,057	16,677
Sub-total	113,683	308,262	155,548
Deferred:
U.S. federal	(381,063)	32,783	(110,390)
State and local	(33,993)	6,157	(19,240)
Sub-total	(415,056)	38,940	(129,630)
Total income tax (benefit) expense from continuing operations	$(301,373)	$347,202	$25,918

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Broadcast rights	$53,249	$78,531
Postretirement benefits other than pensions	1,970	3,467
Stock-based compensation and other employee benefits	13,995	20,261
Pensions	93,913	175,766
Deferred gain on spectrum	49,103	—
Other accrued liabilities	9,630	15,518
Other future deductible items	14,479	16,638
Net operating loss carryforwards	1,436	1,582
Accounts receivable	1,240	4,902
	239,015	316,665
Valuation allowance	(633)	—
Total deferred tax assets	$238,382	$316,665

Deferred tax liabilities:
Net intangible assets	$370,284	$564,405
Investments	209,751	399,103
Deferred gain on partnership contributions	96,076	157,567
Net properties	70,445	112,864
Outside basis difference on Gracenote Companies	—	63,403
Other	—	3,571
Total deferred tax liabilities	746,556	1,300,913
Net deferred tax liabilities	$508,174	$984,248
Federal, State and Foreign Operating Loss Carryforwards—At December 31, 2017 and December 31, 2016, the Company had approximately $50 million and $56 million, respectively, of state operating loss carryforwards. The carryforwards will expire between 2019 and 2029. The Company has not recorded a valuation allowance on the basis of management’s assessment that the net operating losses are more likely than not to be realized. The federal, state and foreign operating loss carryforwards attributable to the divested entities have been classified as discontinued operations, as further described in Note 2.
Newsday Transactions—As further described in Note 8, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owned approximately 97% and the Company owned approximately 3% of NHLLC. The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On September 2, 2015, the Company sold its 3% interest in Newsday, as further described in Note 8. Through December 31, 2015, the Company made approximately $136 million of federal and state tax payments through its regular tax reporting process, which included $101 million that became payable upon closing of the sale of the Newsday partnership interest.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, the Company reevaluated its tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, the Company recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, the Company also recorded $91 million of income tax expense to increase the Company’s deferred income tax liability to reflect the reduction in the tax basis of the Company’s assets. The reduction in tax basis is required to reflect the reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, the Company reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. The terms of the agreement reached with the IRS appeals office were materially consistent with the Company’s reserves at June 30, 2016. During the fourth quarter of 2016, the Company recorded an additional $1 million of income tax expense primarily related to the additional accrual of interest. During the second half of 2016, the Company paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in the Company’s current income tax reserve described above. The remaining $4 million of state liabilities are included in the income taxes payable account on the Company’s Consolidated Balance Sheet at both December 31, 2017 and December 31, 2016. In connection with the final agreement, the Company also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above.
Chicago Cubs Transactions—As further described in Note 8, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2017 would be approximately $63 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of December 31, 2017, the Company has paid or accrued approximately $53 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s Consolidated Balance Sheet at December 31, 2017 and December 31, 2016 includes a deferred tax liability of $96 million and $158 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.

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
The Company’s liability for unrecognized tax benefits totaled $23 million at both December 31, 2017 and December 31, 2016. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $20 million and $17 million impact on the Company’s reported income tax expense in 2017 and 2016, respectively.
As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company’s accrued interest and penalties included in the Newsday settlement as described above totaled less than $1 million and $80 million for the years ended December 31, 2017 and December 31, 2016, respectively. Excluding the impact of Newsday, the Company’s accrued interest and penalties related to uncertain tax positions totaled $1 million of tax expense for both December 31, 2017 and December 31, 2016.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in the Company’s liability for unrecognized tax benefits during 2015, 2016 and 2017 (in thousands):

Liability at December 28, 2014	$18,852
Gross increase as a result of tax positions related to a prior period	12,573
Gross increase as a result of tax positions related to the current period	3,841
Decrease related to statute of limitations expirations	(1,634)
Liability at December 31, 2015	$33,632
Gross increase as a result of tax positions related to a prior period	46,034
Gross increase as a result of tax positions related to the current period	449
Gross decrease as a result of tax positions related to a prior period	(2,591)
Decreases related to settlements with taxing authorities	(45,130)
Reclassifications to income taxes payable	(1,615)
Decrease related to statute of limitations expirations	(8,247)
Liability at December 31, 2016	$22,532
Gross increase as a result of tax positions related to a prior period	223
Gross increase as a result of tax positions related to the current period	2,414
Gross decrease as a result of tax positions related to a prior period	(277)
Decreases related to settlements with taxing authorities	(1,568)
Decrease related to statute of limitations expirations	(2)
Liability at December 31, 2017	$23,322
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
NOTE 14: PENSION AND OTHER RETIREMENT PLANS
Employee Pension Plans—The Tribune Company pension plan was frozen as of December 1998 in terms of pay and service. An employee stock ownership plan established in 1988 was fully allocated at the end of 2003 and was replaced by an enhanced 401(k) plan in 2004.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees. On November 3, 2009, the Company announced that participant cash balance accounts in the Tribune Company pension plan would be frozen after an allocation equal to 3% of eligible compensation for the 2009 plan year was made to the accounts of eligible employees. Such an allocation was made during the first quarter of 2010.
The Company also maintains three small defined benefit pension plans for other employees and former employees and participates in several multiemployer pension plans on behalf of employees represented by certain unions. During 2011, two of these small Company-sponsored defined benefit pension plans were frozen. In March 2011, the pension plan benefits of The Baltimore Sun Company Retirement Plan for Mailers (the “Baltimore Mailers Plan”) were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Baltimore Mailers Union Local No. 888. In June 2011, the pension plan benefits of The Baltimore Sun Company Employees’ Retirement Plan were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Washington-Baltimore Newspaper Guild. The other small Company-sponsored defined benefit pension plan covers certain union employees covered by collective bargaining agreements and certain hourly employees not covered by a separate collective bargaining agreement. This plan is not frozen and represents less than 2% of the total projected benefit obligation for the Company-sponsored defined benefit pension plans at December 31, 2017.
Multiemployer Pension Plans—As discussed above, the Company contributes to various multiemployer pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if the Company chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on the unfunded status of the plan. The Company’s contributions to multiemployer pension plans were $3 million for each of 2017, 2016 and 2015. Based on contributions reported in the most recent Form 5500 for the largest multiemployer pension plan, the Company’s contributions represent less than 5% of the plan’s total contributions. No multiemployer pension plan contributed to by the Company was individually significant. The Pension Protection Act of 2006 (“PPA”) zone status as of December 31, 2017 for the AFTRA Retirement Plan, which represented 94% of the Company’s contributions in 2017, was green based on the plan’s year-end at November 30, 2016. Pursuant to the PPA, a plan in the green zone is at least 80% funded. The Company’s participation in other plans was immaterial in 2017.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information for the Company’s defined benefit pension plans and other postretirement plans is provided below (in thousands):

	Pension Plans		Other Postretirement Plans
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Change in benefit obligations:
Projected benefit obligations, beginning of year	$1,990,263	$1,986,971	$8,875	$10,055
Service cost	768	692	—	—
Interest cost	78,195	82,724	264	320
Plan amendments	601	1,025	—	—
Impact of Medicare Reform Act	—	—	42	60
Actuarial loss (gain)	94,092	22,615	(593)	(496)
Benefits paid	(107,043)	(103,764)	(914)	(1,064)
Projected benefit obligations, end of year	2,056,876	1,990,263	7,674	8,875
Change in plans’ assets:
Fair value of plans’ assets, beginning of year	1,545,862	1,530,898	—	—
Actual return on plans’ assets	221,182	118,728	—	—
Employer contributions	—	—	914	1,064
Benefits paid	(107,043)	(103,764)	(914)	(1,064)
Fair value of plans’ assets, end of year	1,660,001	1,545,862	—	—
Under funded status of the plans	$(396,875)	$(444,401)	$(7,674)	$(8,875)
Amounts recognized in the Company’s Consolidated Balance Sheets consisted of (in thousands):

	Pension Plans		Other Postretirement Plans
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Employee compensation and benefits (1)	$—	$—	$(1,157)	$(1,324)
Pension obligations, net (2)	(396,875)	(444,401)	—	—
Postretirement medical, life and other benefits (2)	—	—	(6,517)	(7,551)
Net amount recognized	$(396,875)	$(444,401)	$(7,674)	$(8,875)

(1)	Included in current liabilities within the Company’s Consolidated Balance Sheets.

(2)	Included in non-current liabilities within the Company’s Consolidated Balance Sheets.
The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $2.057 billion and $1.990 billion at December 31, 2017 and December 31, 2016, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit (credit) cost for Company-sponsored plans were as follows (in thousands):

	Pension Plans			Other Postretirement Plans
	2017	2016	2015	2017	2016	2015
Service cost	$768	$692	$709	$—	$—	$81
Interest cost	78,195	82,724	81,815	264	320	451
Expected return on plans’ assets	(101,126)	(107,616)	(111,690)	—	—	—
Recognized actuarial loss	—	—	—	—	—	25
Amortization of prior service costs (credits)	116	90	—	(380)	(380)	(81)
Net periodic benefit (credit) cost	$(22,047)	$(24,110)	$(29,166)	$(116)	$(60)	$476
Amounts included in the accumulated other comprehensive loss component of shareholders’ equity for Company-sponsored plans were as follows (in thousands):

	Pension Plans		Other Postretirement Plans		Total
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Unrecognized net actuarial (losses) gains, net of tax	$(46,897)	$(66,212)	$176	$(185)	$(46,721)	$(66,397)
Unrecognized prior service (cost) credit, net of tax	(942)	(568)	1,851	2,082	909	1,514
Total	$(47,839)	$(66,780)	$2,027	$1,897	$(45,812)	$(64,883)
In accordance with ASC Topic 715, unrecognized net actuarial gains and losses will be recognized in net periodic pension expense over approximately 24 years, which represents the estimated average remaining life expectancy of the inactive participants receiving benefits, due to plans being frozen and participants are deemed inactive for purposes of determining remaining useful life. The Company’s policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.
Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were as follows:

	Pension Plans		Other Postretirement Plans
	2017	2016	2017	2016
Discount rate for expense	4.05%	4.30%	3.30%	3.45%
Discount rate for obligations	3.55%	4.05%	3.10%	3.30%
Long-term rate of return on plans’ assets for expense	6.60%	7.00%	—	—
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company used a multi-pronged approach to determine its 6.60% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. See the “Plan Assets” section below for further information.
For purposes of measuring postretirement health care costs for 2017, the Company assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2024 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2017, the Company assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2017, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$7	$(6)
Projected benefit obligation	$217	$(199)
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
The actual allocations for the pension assets at December 31, 2017 and December 31, 2016 and target allocations by asset class were as follows:

	Percentage of Plan Assets
	Actual Allocations		Target Allocations
Asset category:	2017	2016	2017	2016
Equity securities	52.7%	53.4%	50.0%	50.0%
Fixed income securities	40.7%	39.6%	45.0%	45.0%
Cash and other short-term investments	0.7%	1.0%	—	—
Other alternative investments	5.9%	6.0%	5.0%	5.0%
Total	100.0%	100.0%	100.0%	100.0%
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
Alternative investments include investments in private real estate assets, private equity funds and venture capital funds. The private equity and venture capital investments use the median internal rate of return for the given strategy and vintage year in the Thomson One/Cambridge database as their benchmarks. The real estate assets use the National Council of Real Estate Investment Fiduciaries Property Index as their benchmark.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth, by asset category, the Company’s pension plan assets as of December 31, 2017 and December 31, 2016, using the fair value hierarchy established under ASC Topic 820 and described in Note 10. The fair value hierarchy in the tables exclude certain investments which are valued using NAV as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$704,141	$—	$—	$704,141
Common/collective trusts	—	12,607	—	12,607
Fixed income:
U.S. government securities	—	250,792	—	250,792
Corporate bonds	—	294,362	—	294,362
Mortgage-backed and asset-backed securities	—	31,188	—	31,188
Other (1)	—	(35,330)	—	(35,330)
Pooled separate account	—	16,809	—	16,809
Total pension plan assets measured at fair value	$704,141	$570,428	$—	1,274,569

Pension plan assets measured at NAV as a practical expedient (2)				360,382
Pension plan assets measured at contract value:
Insurance contracts				25,050
Total pension plan assets				$1,660,001

(1)	Other includes pending net security purchases of $89 million.

(2)
Certain common/collective trusts, the 103-12 investment entity, the international equity limited liability company, real estate, private equity and venture capital limited partnerships that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

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
Cash Flows—In 2017, the Company made no contributions to its qualified pension plans and $1 million to its other postretirement plans. The Company expects to contribute $36 million to its qualified pension plans and $1 million to its other postretirement plans in 2018.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected Future Benefit Payments—Benefit payments expected to be paid under the Company’s qualified pension plans and other postretirement benefit plans are summarized below. The benefit payments reflect expected future service, as appropriate (in thousands):

	Qualified Pension Plan Benefits	Other Postretirement Benefits
2018	$116,955	$1,157
2019	$119,454	$1,041
2020	$121,577	$929
2021	$123,705	$835
2022	$125,289	$745
2023-2027	$628,065	$2,570
Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments. The Company’s current qualified 401(k) savings plans provide for a matching contribution paid by the Company of 100% on the first 2% of eligible pay contributed by eligible employees and 50% on the next 4% of eligible pay contributed. The Tribune Company 401(k) Savings Plan and Tribune Media Company 401(k) Plan also provide for an annual discretionary profit sharing contribution tied to the Company achieving certain financial targets. The Company made contributions of $14 million, $16 million and $14 million, to certain of its defined contribution plans in 2017, 2016 and 2015, respectively. The Company recorded compensation expense related to its defined contribution plans from continuing operations of $13 million in each of 2017, 2016 and 2015. These expenses are included in SG&A in the Company’s Consolidated Statements of Operations.
NOTE 15: CAPITAL STOCK
Common Stock and Warrants—As of the Effective Date, the Company issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. As described in Note 3, certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the years ended December 31, 2017 and December 31, 2015 on a net basis, 48 and 2,432,478 shares, respectively, of Class B Common Stock were converted into 48 and 2,432,478 shares, respectively, of Class A Common Stock. There were no conversions during the year ended December 31, 2016.
In addition, on the Effective Date, the Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock. The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, 97,681, 163,077, and 1,718,652 Warrants, respectively, were exercised for 97,681, 163,077 and 1,718,645 shares, respectively, of Class A Common Stock. In addition, 10,147 shares, 16,898 shares and 9,536 shares of Class A Common Stock were issued in the form of unrestricted stock awards to

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain members of the Board as compensation for retainer fees in 2017, 2016 and 2015, respectively (see Note 16 for further information). At December 31, 2017, the following amounts were issued: 30,551 Warrants, 101,429,999 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,557 shares of Class B Common Stock.
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
On the Effective Date, the Company entered into the Registration Rights Agreement with the Stockholder Group and certain other holders of Registrable Securities who become a party thereto. “Registrable Securities” consist of Common Stock, securities convertible into or exchangeable for Common Stock and options, Warrants or other rights to acquire Common Stock. Registrable Securities will cease to be Registrable Securities, among other circumstances, upon their sale under a registration statement or pursuant to Rule 144 under the Securities Act. The Registration Rights Agreement gives a Stockholder Group demand registration, shelf registration and piggyback registration rights. At any time, any Stockholder Group holding at least 5% of the outstanding Class A Common Stock (on a fully diluted basis) (a “Demand Holder”) has certain rights to demand the registration of Registrable Securities on an underwritten or non-underwritten basis, provided that certain conditions are met, including that the aggregate proceeds expected to be received is greater than the lesser of (i) $100 million and (ii) 2.5% of the market capitalization of the Company. Each Stockholder Group is permitted a limited number of demand registrations on Form S-1 (Oaktree Group – five and the AG Group and JPMorgan Group – each three) and an unlimited number of demand registrations on Form S-3. The Company is not required to file a demand registration statement within 90 days after the effective date of a previous registration statement (other than on Form S-8 or S-4). At any time that the Company is eligible for registration on Form S-3, any Demand Holder may demand the Company file a shelf registration statement covering Registrable Securities. The Stockholder Groups are also afforded unlimited registration rights (piggyback rights) on any registration statement (other than registrations on Form S-8 or S-4 or for rights offerings) filed by the Company with respect to securities of the same class or series covered by such registration statement. The Company has certain rights to suspend its obligations with respect to registrations under certain conditions or upon the happening of certain events (such as pending material corporate developments) for specified periods of time as set forth in the Registration Rights Agreement. The Registration Rights Agreement also

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

includes other customary terms and conditions, including customary lock-up or “holdback” provisions binding the stockholders and the Company and indemnity and contribution obligations of the Company and the stockholders participating in a registration. The registration rights are only transferable to, subject to certain conditions, (i) an affiliate of a Stockholder Group or (ii) a transferee of a Stockholder Group if at least 5% of the Class A Common Stock (on a fully diluted basis) is being transferred to such transferee (and such transferee may not subsequently transfer its registration rights to any other person or entity, other than to a Stockholder Group). The Registration Rights Agreement terminates on December 31, 2022.
Shelf Registration Statement—On November 29, 2017, following the exercise of one of the demand registration rights by the Oaktree Group under the Registration Rights Agreement, the Company filed a registration statement on Form S-3 under which the Oaktree Group may resell, from time to time, up to 14,145,447 shares of the Company’s Class A Common Stock. On November 29, 2017, the Company filed a preliminary prospectus supplement providing for the sale of 7,000,000 shares of Class A Common Stock, which was completed on December 4, 2017. The Company did not receive any of the proceeds from the shares of Class A Common Stock sold by the Oaktree Group.

Secondary Public Offering—Following the exercise of one of the demand registration rights by the stockholders under the Registration Rights Agreement, the Company filed a registration statement on Form S-1 and on April 22, 2015 it was declared effective by the SEC for a secondary offering of Class A Common Stock. On April 28, 2015, the selling stockholders completed the sale of 9,240,073 shares of Class A Common Stock at a price of $56.00 per share. The Company did not receive any of the proceeds from the shares of Class A Common Stock sold by the selling stockholders.

Common Stock Repurchases—On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. During 2016, the Company repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. The Company did not repurchase any shares of Common Stock during 2017. As of December 31, 2017, the remaining authorized amount under the current authorization totaled approximately $168 million. The Merger Agreement does not permit the Company to repurchase shares of its Common Stock except in narrow circumstances involving payment in satisfaction of options and conversion of Class B Common Stock into Class A Common Stock. See Note 1 for additional information about the Merger Agreement.
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
Special Cash Dividends—On January 2, 2017, the Board authorized and declared a special cash dividend of $5.77 per share of Common Stock (the “2017 Special Cash Dividend”), which was paid on February 3, 2017 to holders of record of Common Stock and Warrants at the close of business on January 13, 2017. In addition, pursuant to the terms of the Warrant Agreement, the Company made a cash payment of $5.77 per Warrant on February 3,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017 to holders of record of Warrants at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including payment to holders of Warrants.
On March 5, 2015, the Board authorized and declared a special cash dividend of $6.73 per share of Common Stock (the “2015 Special Cash Dividend”), which was paid on April 9, 2015 to holders of record of Common Stock at the close of business on March 25, 2015. In addition, pursuant to the terms of the Warrant Agreement, the Company made a cash payment of $6.73 per Warrant on April 9, 2015 to holders of record of Warrants at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants.
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2017		2016
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,742	$0.25	$23,215
Second quarter	0.25	21,816	0.25	22,959
Third quarter	0.25	21,834	0.25	22,510
Fourth quarter	0.25	21,837	0.25	21,612
Total quarterly cash dividends declared and paid	$1.00	$87,229	$1.00	$90,296
On February 21, 2018, the Board declared a quarterly cash dividend of $0.25 per share to be paid on March 26, 2018 to holders of record of Common Stock and Warrants as of March 12, 2018. Future dividends will be subject to the discretion of the Board and the terms of the Merger Agreement, which limits the Company’s ability to pay dividends, except for the payment of quarterly cash dividends not to exceed $0.25 per share and consistent with record and payment dates in 2016.
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
NOTE 16: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 3,032,672 shares and 168,529 shares, respectively, were available for grant as of December 31, 2017.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
PSU awards generally cliff vest at the end of the three-year performance periods, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2017, 2018 and 2019. In the second quarter of 2016, the Company granted 214,416 supplemental PSU awards (“Supplemental PSUs”) to certain executive officers. A portion of the Supplemental PSUs will be eligible to vest until March 1, 2018 if a closing stock price of the Company’s Class A Common Stock is maintained for 10 consecutive trading days that equals or exceeds $44 and each increment $2 thereafter, up to a maximum of $64, as adjusted for dividends declared (each such increment, a “Stock Price Hurdle”). No Stock Price Hurdle will be counted twice, and none of the Supplemental PSUs will vest unless the minimum $44 Stock Price Hurdle (as adjusted) is achieved by March 1, 2018. As of December 31, 2017, there were 136,448 Supplemental PSUs outstanding.
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
In connection with the special cash dividends and pursuant to the terms of the Company’s equity plans, the number of the Company’s employees’ outstanding equity awards, and the exercise price of the NSOs, were adjusted to preserve the fair value of the awards immediately before and after the special cash dividends. The Company’s Class A Common Stock began trading ex-dividend (the “Ex-dividend Date”) on January 11, 2017 and March 23, 2015 for the 2017 Special Cash Dividend and the 2015 Special Cash Dividend, respectively. The conversion ratio (the “Ratio”) used to adjust the awards was based on the ratio of (a) unaffected closing price of Class A Common Stock on the day before the Ex-dividend Date to (b) the opening price of Class A Common Stock on the Ex-dividend Date. As the above adjustments were made pursuant to existing anti-dilution provisions of the Company equity

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. The combined impact of this award activity is collectively referred to as the “Adjustments.” The Adjustments increased outstanding Equity Awards by 720,405 shares and 251,537 shares for the 2017 Special Cash Dividend and the 2015 Special Cash Dividend, respectively, which are separately included in the tables below. For NSOs granted prior to each respective Ex-dividend Date, the weighted-average exercise prices reflect the historical values without giving effect to the special cash dividends. For RSUs and PSUs granted prior to each respective Ex-dividend Date, the weighted-average fair values in the tables below reflect historical values without giving effect to the special cash dividends.
The awards held as of the Ex-dividend Date were modified as follows:

•
Non-Qualified Stock Options - The number of NSOs outstanding as of the Ex-dividend Date was increased via the calculated Ratio and the strike price of NSOs was decreased via the Ratio in order to preserve the fair value of NSOs;

•	Restricted Stock Units - The number of outstanding RSUs as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of RSUs; and

•	Performance Share Units - The number of outstanding PSUs as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of PSUs.
The following table provides the weighted-average assumptions used to determine the fair value of NSO awards granted during 2017, 2016 and 2015:

	2017	2016	2015
Risk-free interest rate	2.17%	1.35%	1.71%
Expected dividend yield	3.12%	3.36%	0.17%
Expected stock price volatility	33.12%	36.54%	44.47%
Expected life (in years)	6.25	6.25	6.25
The Company determines the fair value of PSU, RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Class A Common Stock on the date of the grant. The Company determined the fair value of Supplemental PSUs using a Monte Carlo simulation model.
Stock-based compensation expense for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 totaled $33 million, $37 million, and $32 million respectively, including the expense attributable to discontinued operations of $2 million, $4 million and $2 million, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity, weighted average exercise prices and weighted average fair values related to the NSOs is as follows (shares in thousands):

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 28, 2014 (1)	975	$70.90	$37.15	9.0	$1,164
Granted	449	57.91	25.81
Exercised	(3)	49.40	23.86
Cancelled	(31)	64.01	33.63
Forfeited	(160)	60.20	29.88
Adjustment due to the 2015 Special Cash Dividend	145	*	*
Outstanding, December 31, 2015 (1)	1,375	$60.62	$30.47	8.3	$—
Granted	1,363	30.43	7.46
Cancelled	(67)	60.45	30.55
Forfeited	(275)	39.89	15.04
Outstanding, December 31, 2016 (1)	2,396	$45.82	$19.15	8.2	$6,163
Granted	932	32.12	7.97
Exercised	(400)	28.31	8.54
Cancelled	(87)	48.48	23.91
Forfeited	(447)	29.24	8.31
Adjustment due to the 2017 Special Cash Dividend	453	*	*
Outstanding, December 31, 2017 (1)	2,847	39.00	15.49	6.6	21,897
Vested and exercisable, December 31, 2017 (1)	1,187	$48.48	$23.96	4.0	$3,235

*	Not meaningful

(1)
The weighted average exercise price and weighted-average fair value of options outstanding as of the end of each reporting period reflect the adjustments to the awards as a result of the respective special cash dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the RSUs is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding and nonvested, December 28, 2014	633	$68.76	2.7
Granted	457	57.18
Dividend equivalent units granted	16	41.71
Vested	(203)	66.65
Forfeited	(151)	58.80
Dividend equivalent units forfeited	(1)	44.26
Adjustments due to the 2015 Special Cash Dividend	89	*
Outstanding and nonvested, December 31, 2015 (1)	840	$58.39	2.3
Granted	824	29.97
Dividend equivalent units granted	34	37.20
Vested	(307)	58.44
Dividend equivalent units vested	(6)	41.32
Forfeited	(151)	42.25
Dividend equivalent units forfeited	(3)	39.01
Outstanding and nonvested, December 31, 2016 (1)(2)	1,231	$40.92	1.3
Granted	625	32.77
Dividend equivalent units granted	31	39.21
Vested	(575)	38.21
Dividend equivalent units vested	(20)	32.45
Forfeited	(399)	32.35
Dividend equivalent units forfeited	(12)	33.14
Adjustment due to the 2017 Special Cash Dividend	224	*
Outstanding and nonvested, December 31, 2017 (1)	1,105	$32.62	1.3

*	Not meaningful

(1)	The weighted average fair value of outstanding RSUs as of the end of each reporting period reflects the adjustment for the respective special cash dividend.

(2)	Included 22,309 RSUs which were granted to foreign employees and which the Company expected to settle in cash. The fair value of these RSUs was not material.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the restricted and unrestricted stock awards is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding and nonvested, December 28, 2014	17	$56.80	1.0
Granted	12	60.07
Vested	(27)	58.24
Forfeited	(2)	56.80
Outstanding and nonvested, December 31, 2015	—	$—	0.0
Granted	17	33.73
Vested	(17)	33.73
Outstanding and nonvested, December 31, 2016	—	$—	0.0
Granted	52	36.48
Vested	(10)	34.98
Outstanding and nonvested, December 31, 2017	42	$36.84	3.0

A summary of activity and weighted average fair values related to the PSUs is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding and nonvested, December 28, 2014	43	74.35	1.3
Granted	66	68.10
Dividend equivalent units granted	3	41.86
Forfeited	(17)	64.89
Adjustment due to the 2015 Special Cash Dividend	12	*
Outstanding and nonvested, December 31, 2015 (1)(2)	107	$65.50	0.6
Granted	295	21.26
Dividend equivalent units granted	10	37.50
Vested	(56)	65.06
Dividend equivalent units vested	(1)	41.64
Forfeited	(8)	49.85
Outstanding and nonvested, December 31, 2016 (1)(2)	347	$27.23	1.1
Granted	118	31.45
Dividend equivalent units granted	5	39.26
Vested	(184)	31.22
Dividend equivalent units vested	(4)	32.50
Forfeited	(47)	33.73
Dividend equivalent units forfeited	(6)	40.72
Adjustment due to the 2017 Special Cash Dividend	24	*
Outstanding and nonvested, December 31, 2017 (1)(2)	253	$22.53	1.4

* Not meaningful
(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.
(2) The weighted average fair value of outstanding PSUs reflect the adjustment for the respective special cash dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested awards	$34,262	2.3
NOTE 17: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings per common share under the two-class method which requires the allocation of all distributed and undistributed earnings attributable to Tribune Media Company to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of December 31, 2017, there were 53,668 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing income (loss) from continuing operations, (loss) income from discontinued operations, and net (loss) income attributable to Tribune Media Company, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing income (loss) from continuing operations, (loss) income from discontinued operations, and net income (loss), respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, 71,385, 180,259 and 877,233, respectively, of the weighted-average Warrants outstanding have been excluded from the below table.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	2017	2016	2015
EPS numerator:
Net income (loss) from continuing operations	$183,077	$87,040	$(315,337)
Net income from continuing operations attributable to noncontrolling interests	(3,378)	—	—
Net income (loss) from continuing operations attributable to Tribune Media Company	179,699	87,040	(315,337)
Less: Dividends distributed to Warrants	69	161	325
Less: Undistributed earnings allocated to Warrants	81	—	—
Income (loss) from continuing operations attributable to Tribune Media Company’s common shareholders for basic EPS	$179,549	$86,879	$(315,662)
Add: Undistributed earnings allocated to dilutive securities	1	—	—
Income (loss) from continuing operations attributable to Tribune Media Company’s common shareholders for diluted EPS	$179,550	$86,879	$(315,662)

Income (loss) from discontinued operations, as reported	$14,420	$(72,794)	$(4,581)
Less: Undistributed earnings allocated to Warrants	7	—	—
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted EPS	$14,413	$(72,794)	$(4,581)

Net income (loss) attributable to Tribune Media Company’s common shareholders for basic EPS	$193,962	$14,085	$(320,243)

Net income (loss) attributable to Tribune Media Company’s common shareholders for diluted EPS	$193,963	$14,085	$(320,243)

EPS denominator:
Weighted average shares outstanding - basic	87,066	90,244	94,686
Impact of dilutive securities	935	392	—
Weighted average shares outstanding - diluted	88,001	90,636	94,686

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$2.06	$0.96	$(3.33)
Discontinued Operations	0.17	(0.80)	(0.05)
Net Earnings (Loss) Per Common Share	$2.23	$0.16	$(3.38)

Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$2.04	$0.96	$(3.33)
Discontinued Operations	0.16	(0.80)	(0.05)
Net Earnings (Loss) Per Common Share	$2.20	$0.16	$(3.38)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Since the Company was in a net loss position for the year ended December 31, 2015, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 2,126,516, 1,778,194 and 2,002,476 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
NOTE 18: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The Company’s AOCI is a separate component of shareholders’ equity in the Company’s Consolidated Balance sheets. The following table summarizes the changes in AOCI, net of taxes by component (in thousands):

	Pension and other Post-Retirement Benefit Items	Marketable Securities	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments (1)	Total
Balance at December 31, 2015	$(57,391)	$2,139	$—	$(15,764)	(71,016)
Other comprehensive (loss) income before reclassifications	(7,316)	936	—	(4,210)	(10,590)
Amounts reclassified from AOCI	(176)	—	—	—	(176)
Balance at December 31, 2016	(64,883)	3,075	—	(19,974)	(81,782)
Other comprehensive income (loss) before reclassifications	19,231	(95)	(3,591)	5,253	20,798
Amounts reclassified from AOCI	(160)	(2,980)	3,298	12,765	12,923
Balance at December 31, 2017	$(45,812)	$—	$(293)	$(1,956)	$(48,061)

(1)
In 2017, amounts reclassified from AOCI included $9 million of cumulative translation adjustments as a result of the Gracenote Sale, which are included in income (loss) from discontinued operations, net of taxes, and $4 million of cumulative translation adjustments as a result of the CareerBuilder impairment, which are included in write-downs of investments, in the Company’s Consolidated Statements of Operations. See Note 8 for the discussion of the Company’s equity-method investments.

NOTE 19: RELATED PARTY TRANSACTIONS
The Company’s company-sponsored pension plan assets included an investment in a loan fund limited partnership managed by Oaktree Capital Management, L.P. (“Oaktree”), which is affiliated with Oaktree Tribune, L.P., a principal shareholder of Tribune Media Company as of December 31, 2016. As further described in Note 15, in 2017, Oaktree sold 7,000,000 shares of the Company’s Class A Common Stock, which resulted in Oaktree no longer qualifying as a principal shareholder of the Company as of December 31, 2017.
In April 2016, the Company requested a full withdrawal of its investment from the fund managed by Oaktree which had a fair value of $30 million at December 31, 2015. The withdrawal was completed and proceeds were received in June 2016.
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $28 million of the Company’s Term C Loans at December 31, 2017 and $31 million of the Company’s Former Term B Loans at December 31, 2016.

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
Television and Entertainment is a reportable segment which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and their websites, WGN America and other digital assets. The Company’s 42 local television stations (including the three stations to which the Company provides certain services under SSAs with Dreamcatcher) consist of 14 FOX television affiliates, 12 CW Network, LLC television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 3 MY television affiliates, 2 NBC television affiliates and 2 independent television stations. Additionally, the Television and Entertainment segment includes the digital multicast network services through Antenna TV and through the operation and distribution of THIS TV; WGN America, a national general entertainment cable network; and radio program services on WGN-AM, a Chicago radio station.
Corporate and Other includes the Company’s real estate operating segment responsible for the management of certain owned real estate assets, including revenues from leasing Company-owned office and production facilities and any gains or losses from the sales of owned real estate, as well as certain administrative activities associated with operating the Company’s corporate office functions and managing the Company’s predominantly frozen company-sponsored defined benefit pension plans. Corporate and Other is not a reportable segment but is included below for reconciliation purposes.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes business segment financial data for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands):

	2017	2016	2015
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$1,835,423	$1,909,896	$1,752,542
Corporate and Other	13,536	38,034	49,425
Total operating revenues	$1,848,959	$1,947,930	$1,801,967
Operating Profit (Loss) from Continuing Operations (1)
Television and Entertainment	$196,100	$324,837	$(175,140)
Corporate and Other	(87,632)	108,737	(94,195)
Total operating profit (loss)	$108,468	$433,574	$(269,335)
Depreciation from Continuing Operations (2)
Television and Entertainment	$42,713	$45,083	$48,437
Corporate and Other	13,601	13,742	16,117
Total depreciation	$56,314	$58,825	$64,554
Amortization from Continuing Operations (2)
Television and Entertainment	$166,679	$166,664	$166,404
Total amortization	$166,679	$166,664	$166,404
Capital Expenditures
Television and Entertainment	$48,667	$59,167	$33,173
Corporate and Other	16,587	16,944	32,285
Discontinued Operations	1,578	23,548	23,626
Total capital expenditures	$66,832	$99,659	$89,084
Assets
Television and Entertainment	$7,197,859	$7,484,591
Corporate and Other (3)	932,569	1,228,526
Assets held for sale (4)	38,900	17,176
Discontinued Operations (4)	—	670,758
Total assets	$8,169,328	$9,401,051

(1)	See Note 2 for the disclosures of operating revenues and operating (loss) profit included in discontinued operations for the historical periods.

(2)
Depreciation from discontinued operations totaled $14 million and $10 million for the years ended December 31, 2016 and December 31, 2015. Amortization from discontinued operations totaled $30 million and $29 million for the years ended December 31, 2016 and December 31, 2015.

(3)
As of December 31, 2017 and December 31, 2016, Corporate total assets included $18 million related to restricted cash held to satisfy remaining claim obligations to holders of priority claims and fees earned by professional advisors during Chapter 11 proceedings (see Note 3). Corporate and Other assets include certain real estate assets (see Note 2) as well as the Company’s equity investment in CareerBuilder.

(4)	See Note 2 for information regarding discontinued operations and Note 6 for information regarding assets held for sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	2017
	Quarters				Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$436,033	$466,061	$447,307	$486,022	$1,835,423
Other	3,877	3,456	3,226	2,977	13,536
Total operating revenues	$439,910	$469,517	$450,533	$488,999	$1,848,959
Operating (Loss) Profit
Television and Entertainment	$20,013	$50,219	$(1,357)	$127,225	$196,100
Corporate and Other	(35,245)	(31,893)	(22,392)	1,898	(87,632)
Total operating (loss) profit	(15,232)	18,326	(23,749)	129,123	108,468
Income on equity investments, net	37,037	40,761	21,058	38,506	137,362
Interest and dividend income	505	548	827	1,269	3,149
Interest expense	(38,758)	(40,185)	(40,389)	(40,055)	(159,387)
Loss on extinguishments and modification of debt (1)	(19,052)	—	(1,435)	—	(20,487)
Gain (loss) on investment transactions, net (1)	4,950	—	5,667	(2,486)	8,131
Write-downs of investments (1)	(122,000)	(58,800)	—	(12,694)	(193,494)
Other non-operating (loss) gain, net (1)	(26)	71	—	26	71
Reorganization items, net (2)	(250)	(449)	(753)	(657)	(2,109)
(Loss) Income from Continuing Operations Before Income Taxes	(152,826)	(39,728)	(38,774)	113,032	(118,296)
Income tax benefit	(51,614)	(9,905)	(20,087)	(219,767)	(301,373)
(Loss) Income from Continuing Operations	(101,212)	(29,823)	(18,687)	332,799	183,077
Income (Loss) from Discontinued Operations, net of taxes	15,618	(579)	—	(619)	14,420
Net (Loss) Income	$(85,594)	$(30,402)	$(18,687)	$332,180	$197,497
Net income from continuing operations attributable to noncontrolling interests	—	—	—	(3,378)	(3,378)
Net (Loss) Income attributable to Tribune Media Company	(85,594)	(30,402)	(18,687)	328,802	194,119

Basic (Loss) Earnings Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$(1.17)	$(0.34)	$(0.21)	$3.77	$2.06
Discontinued Operations	0.18	(0.01)	—	(0.01)	0.17
Net (Loss) Earnings Per Common Share	$(0.99)	$(0.35)	$(0.21)	$3.76	$2.23
Diluted (Loss) Earnings Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$(1.17)	$(0.34)	$(0.21)	$3.73	$2.04
Discontinued Operations	0.18	(0.01)	—	(0.01)	0.16
Net (Loss) Earnings Per Common Share	$(0.99)	$(0.35)	$(0.21)	$3.72	$2.20

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2016
	Quarters				Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$455,875	$468,134	$460,164	$525,723	$1,909,896
Other	12,597	11,662	9,874	3,901	38,034
Total operating revenues	$468,472	$479,796	$470,038	$529,624	$1,947,930
Operating Profit (Loss)
Television and Entertainment	$58,605	$83,346	$46,024	$136,862	$324,837
Corporate and Other	(28,613)	(27,140)	188,146	(23,656)	108,737
Total operating profit	29,992	56,206	234,170	113,206	433,574
Income on equity investments, net	38,252	44,306	31,737	33,861	148,156
Interest and dividend income	132	228	476	390	1,226
Interest expense	(38,141)	(38,071)	(38,296)	(38,211)	(152,719)
Other non-operating gain (loss), net (1)	496	(75)	57	4,949	5,427
Reorganization items, net (2)	(434)	(366)	(434)	(188)	(1,422)
Income from Continuing Operations Before Income Taxes	30,297	62,228	227,710	114,007	434,242
Income tax expense	15,195	214,856	73,871	43,280	347,202
Income (Loss) from Continuing Operations	15,102	(152,628)	153,839	70,727	87,040
Loss from Discontinued Operations, net of taxes	(4,009)	(8,935)	(8,074)	(51,776)	(72,794)
Net Income (Loss)	$11,093	$(161,563)	$145,765	$18,951	$14,246

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.16	$(1.66)	$1.71	$0.81	$0.96
Discontinued Operations	(0.04)	(0.10)	(0.09)	(0.59)	(0.80)
Net Earnings (Loss) Per Common Share	$0.12	$(1.76)	$1.62	$0.22	$0.16

Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.16	$(1.66)	$1.70	$0.81	$0.96
Discontinued Operations	(0.04)	(0.10)	(0.09)	(0.59)	(0.80)
Net Earnings (Loss) Per Common Share	$0.12	$(1.76)	$1.61	$0.22	$0.16

(1)	See Note 5 to the Company’s consolidated financial statements for information pertaining to non-operating items recorded in 2017 and 2016.

(2)	See Note 3 to the Company’s consolidated financial statements for information pertaining to reorganization items recorded in 2017 and 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company is the issuer of the Notes (see Note 9) and such debt is guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are direct or indirect 100% owned domestic subsidiaries of the Company. The Company’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, and all guarantees are full and unconditional. The subsidiaries of the Company that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”) include certain direct or indirect subsidiaries of the Company.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,838,997	$9,962	$—	$1,848,959

Programming and direct operating expenses	—	989,385	6,453	—	995,838
Selling, general and administrative	106,297	440,555	3,341	—	550,193
Depreciation and amortization	11,522	198,949	12,522	—	222,993
Gain on sales of real estate, net	—	(365)	(28,168)	—	(28,533)
Total Operating Expenses	117,819	1,628,524	(5,852)	—	1,740,491

Operating (Loss) Profit	(117,819)	210,473	15,814	—	108,468

(Loss) income on equity investments, net	(2,016)	139,378	—	—	137,362
Interest and dividend income	3,085	64	—	—	3,149
Interest expense	(158,984)	—	(403)	—	(159,387)
Loss on extinguishments and modification of debt	(20,436)	—	(51)	—	(20,487)
Gain on investment transactions, net	4,807	3,324	—	—	8,131
Write-downs of investments	(10,194)	(183,300)	—	—	(193,494)
Other non-operating items	(1,557)	(481)	—	—	(2,038)
Intercompany income (charges)	110,254	(110,018)	(236)	—	—
(Loss) Income from Continuing Operations before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(192,860)	59,440	15,124	—	(118,296)
Income tax benefit	(28,578)	(233,326)	(39,469)	—	(301,373)
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	343,981	15,496	—	(359,477)	—
Income (Loss) from Continuing Operations	$179,699	$308,262	$54,593	$(359,477)	$183,077
Income (Loss) from Discontinued Operations, net of taxes	14,420	(1,904)	807	1,097	14,420
Net Income (Loss)	$194,119	$306,358	$55,400	$(358,380)	$197,497
Net income from continuing operations attributable to noncontrolling interests	—	—	(3,378)	—	(3,378)
Net Income (Loss) attributable to Tribune Media Company	$194,119	$306,358	$52,022	$(358,380)	$194,119

Comprehensive Income (Loss)	$227,840	$312,382	$65,136	$(377,518)	$227,840

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,938,116	$9,814	$—	$1,947,930

Programming and direct operating expenses	—	902,843	3,490	—	906,333
Selling, general and administrative	97,022	491,753	3,445	—	592,220
Depreciation and amortization	11,249	201,504	12,736	—	225,489
Impairment of other intangible assets	—	3,400	—	—	3,400
Gain on sales of real estate, net	—	(213,086)	—	—	(213,086)
Total Operating Expenses	108,271	1,386,414	19,671	—	1,514,356

Operating (Loss) Profit	(108,271)	551,702	(9,857)	—	433,574

(Loss) income on equity investments, net	(2,549)	150,705	—	—	148,156
Interest and dividend income	1,149	77	—	—	1,226
Interest expense	(151,893)	—	(826)	—	(152,719)
Other non-operating items, net	4,005	—	—	—	4,005
Intercompany income (charges)	103,327	(102,979)	(348)	—	—
(Loss) Income from Continuing Operations before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(154,232)	599,505	(11,031)	—	434,242
Income tax expense	13,610	231,136	102,456	—	347,202
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	254,882	(1,283)	—	(253,599)	—
Income (Loss) from Continuing Operations	$87,040	$367,086	$(113,487)	$(253,599)	$87,040
(Loss) Income from Discontinued Operations, net of taxes	(72,794)	(62,777)	2,023	60,754	(72,794)
Net Income (Loss)	$14,246	$304,309	$(111,464)	$(192,845)	$14,246

Comprehensive Income (Loss)	$3,480	$301,913	$(113,279)	$(188,634)	$3,480

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,788,828	$13,139	$—	$1,801,967

Programming and direct operating expenses	—	903,844	8,338	—	912,182
Selling, general and administrative	95,163	446,370	1,532	—	543,065
Depreciation and amortization	7,465	210,465	13,028	—	230,958
Impairment of goodwill and other intangible assets	—	385,000	—	—	385,000
Loss on sales of real estate, net	—	97	—	—	97
Total Operating Expenses	102,628	1,945,776	22,898	—	2,071,302

Operating Loss	(102,628)	(156,948)	(9,759)	—	(269,335)

(Loss) income on equity investments, net	(240)	147,199	—	—	146,959
Interest and dividend income	510	208	2	—	720
Interest expense	(147,616)	(5)	(966)	—	(148,587)
Loss on extinguishment of debt	(37,040)	—	—	—	(37,040)
Gain on investment transaction, net	791	8,132	3,250	—	12,173
Other non-operating items, net	7,880	(2,189)	—	—	5,691
Intercompany income (charges)	90,993	(90,637)	(356)	—	—
Loss from Continuing Operations before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(187,350)	(94,240)	(7,829)	—	(289,419)
Income tax (benefit) expense	(72,742)	101,450	(2,790)	—	25,918
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(200,729)	(1,698)	—	202,427	—
(Loss) Income from Continuing Operations	(315,337)	(197,388)	(5,039)	202,427	(315,337)
(Loss) Income from Discontinued Operations, net of taxes	(4,581)	420	(3,796)	3,376	(4,581)
Net (Loss) Income	$(319,918)	$(196,968)	$(8,835)	$205,803	$(319,918)

Comprehensive (Loss) Income	$(344,393)	$(201,018)	$(19,003)	$220,021	$(344,393)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$670,302	$1,501	$1,882	$—	$673,685
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Accounts receivable, net	143	418,950	1,002	—	420,095
Broadcast rights	—	126,668	2,506	—	129,174
Income taxes receivable	—	18,274	—	—	18,274
Prepaid expenses	8,647	11,245	266	—	20,158
Other	12,487	1,552	—	—	14,039
Total current assets	709,145	578,190	5,656	—	1,292,991
Properties
Property, plant and equipment	58,622	557,394	57,666	—	673,682
Accumulated depreciation	(29,505)	(196,644)	(7,238)	—	(233,387)
Net properties	29,117	360,750	50,428	—	440,295

Investments in subsidiaries	10,378,948	74,610	—	(10,453,558)	—

Other Assets
Broadcast rights	—	133,567	116	—	133,683
Goodwill	—	3,220,300	8,688	—	3,228,988
Other intangible assets, net	—	1,534,761	78,904	—	1,613,665
Assets held for sale	—	38,900	—	—	38,900
Investments	850	1,258,851	22,090	—	1,281,791
Intercompany receivables	2,520,570	6,527,083	411,059	(9,458,712)	—
Other	65,743	135,373	376	(62,477)	139,015
Total other assets	2,587,163	12,848,835	521,233	(9,521,189)	6,436,042
Total Assets	$13,704,373	$13,862,385	$577,317	$(19,974,747)	$8,169,328

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$24,529	$22,487	$1,303	$—	$48,319
Income taxes payable	—	36,252	—	—	36,252
Contracts payable for broadcast rights	—	250,553	2,691	—	253,244
Deferred revenue	—	11,074	868	—	11,942
Interest payable	30,525	—	—	—	30,525
Deferred spectrum auction proceeds	—	172,102	—	—	172,102
Other	44,817	57,063	3	—	101,883
Total current liabilities	99,871	549,531	4,865	—	654,267

Non-Current Liabilities
Long-term debt	2,919,185	—	—	—	2,919,185
Deferred income taxes	—	485,608	85,043	(62,477)	508,174
Contracts payable for broadcast rights	—	300,269	151	—	300,420
Intercompany payables	7,044,972	2,148,695	265,045	(9,458,712)	—
Other	423,209	121,870	25,023	—	570,102
Total non-current liabilities	10,387,366	3,056,442	375,262	(9,521,189)	4,297,881
Total Liabilities	10,487,237	3,605,973	380,127	(9,521,189)	4,952,148

Shareholders’ Equity (Deficit)
Common Stock	101	—	—	—	101
Treasury Stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,011,530	9,040,065	202,942	(9,243,007)	4,011,530
Retained (deficit) earnings	(114,240)	1,219,023	(6,516)	(1,212,507)	(114,240)
Accumulated other comprehensive (loss) income	(48,061)	(2,676)	720	1,956	(48,061)
Total Tribune Media Company shareholders’ equity (deficit)	3,217,136	10,256,412	197,146	(10,453,558)	3,217,136
Noncontrolling interests	—	—	44	—	44
Total shareholders’ equity (deficit)	3,217,136	10,256,412	197,190	(10,453,558)	3,217,180
Total Liabilities and Shareholders’ Equity (Deficit)	$13,704,373	$13,862,385	$577,317	$(19,974,747)	$8,169,328

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(160,529)	$391,686	$(8,655)	$—	$222,502

Investing Activities
Capital expenditures	(8,943)	(52,784)	(5,105)	—	(66,832)
Investments	—	(65)	(5,000)	—	(5,065)
Net proceeds from the sale of business	574,817	(5,249)	(11,775)	—	557,793
Proceeds from FCC spectrum auction	—	172,102	—	—	172,102
Sale of partial interest of equity method investment	—	142,552	—	—	142,552
Proceeds from sales of real estate and other assets	—	61,345	83,119	—	144,464
Proceeds from sales of investments	5,769	—	—	—	5,769
Distributions from equity investment	—	3,768	—	—	3,768
Other	—	984	805	—	1,789
Net cash provided by investing activities	571,643	322,653	62,044	—	956,340

Financing Activities
Long-term borrowings	202,694	—	—	—	202,694
Repayments of long-term debt	(688,708)	—	(14,819)	—	(703,527)
Long-term debt issuance costs	(1,689)	—	—	—	(1,689)
Payments of dividends	(586,336)	—	—	—	(586,336)
Tax withholdings related to net share settlements of share-based awards	(8,774)	—	—	—	(8,774)
Proceeds from stock option exercises	11,317	—	—	—	11,317
Distributions to noncontrolling interests, net	—	—	(9,251)	—	(9,251)
Change in intercompany receivables and payables and intercompany contributions (1)	756,046	(717,365)	(38,681)	—	—
Net cash used in financing activities	(315,450)	(717,365)	(62,751)	—	(1,095,566)

Net Increase (Decrease) in Cash and Cash Equivalents	95,664	(3,026)	(9,362)	—	83,276
Cash and cash equivalents, beginning of year	574,638	4,527	11,244	—	590,409
Cash and cash equivalents, end of year	$670,302	$1,501	$1,882	$—	$673,685

(1)	Excludes the impact of a $54 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(4,987)	$395,861	$(106,711)	$—	$284,163

Investing Activities
Capital expenditures	(10,199)	(82,043)	(7,417)	—	(99,659)
Investments	(850)	(2,643)	(2,500)	—	(5,993)
Proceeds from sales of real estate and other assets	—	507,011	681	—	507,692
Other	—	297	—	—	297
Intercompany dividends	3,326	—	—	(3,326)	—
Net cash (used in) provided by investing activities	(7,723)	422,622	(9,236)	(3,326)	402,337

Financing Activities
Repayments of long-term debt	(23,792)	—	(4,050)	—	(27,842)
Long-term debt issuance costs	(736)	—	—	—	(736)
Payments of dividends	(90,296)	—	—	—	(90,296)
Tax withholdings related to net share settlements of share-based awards	(4,553)	—	—	—	(4,553)
Common stock repurchases	(232,065)	—	—	—	(232,065)
Contributions from noncontrolling interests	—	—	393	—	393
Settlements of contingent consideration, net	—	(750)	(2,886)	—	(3,636)
Intercompany dividends	—	(3,326)	—	3,326	—
Change in intercompany receivables and payables (1)	703,282	(822,934)	119,652	—	—
Net cash provided by (used in) financing activities	351,840	(827,010)	113,109	3,326	(358,735)

Net Increase (Decrease) in Cash and Cash Equivalents	339,130	(8,527)	(2,838)	—	327,765
Cash and cash equivalents, beginning of year	235,508	13,054	14,082	—	262,644
Cash and cash equivalents, end of year	$574,638	$4,527	$11,244	$—	$590,409

Cash and Cash Equivalents are Comprised of:
Cash and cash equivalents	$574,638	$720	$2,300	$—	$577,658
Cash and cash equivalents classified as discontinued operations	—	3,807	8,944	—	12,751
Cash and cash equivalents, end of year	$574,638	$4,527	$11,244	$—	$590,409

(1)	Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(47,422)	$190,327	$(116,961)	$—	$25,944

Investing Activities
Capital expenditures	(20,775)	(64,318)	(3,991)	—	(89,084)
Investments	(15,000)	(542)	(7,500)	—	(23,042)
Acquisitions, net of cash acquired	—	(5,109)	(69,850)	—	(74,959)
Proceeds from sales of real estate and other assets	—	4,930	—	—	4,930
Proceeds from sales of investments	103	36,579	8,300	—	44,982
Distributions from equity investment	—	10,328	—	—	10,328
Other	—	1,112	—	—	1,112
Net cash used in investing activities	(35,672)	(17,020)	(73,041)	—	(125,733)

Financing Activities
Long-term borrowings	1,100,000	—	—	—	1,100,000
Repayments of long-term debt	(1,110,159)	(54)	(4,049)	—	(1,114,262)
Long-term debt issuance costs	(20,202)	—	—	—	(20,202)
Payments of dividends	(719,919)	—	—	—	(719,919)
Tax withholdings related to net share settlements of share-based awards	(4,421)	—	—	—	(4,421)
Proceeds from stock option exercises	166	—	—	—	166
Common stock repurchases	(339,942)	—	—	—	(339,942)
Contributions from noncontrolling interests	—	—	5,524	—	5,524
Settlements of contingent consideration, net	—	4,088	(2,914)	—	1,174
Change in excess tax benefits from stock-based awards	(868)	—	—	—	(868)
Change in intercompany receivables and payables	(19,441)	(176,491)	195,932	—	—
Net cash (used in) provided by financing activities	(1,114,786)	(172,457)	194,493	—	(1,092,750)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,197,880)	850	4,491	—	(1,192,539)
Cash and cash equivalents, beginning of year	1,433,388	12,204	9,591	—	1,455,183
Cash and cash equivalents, end of year	$235,508	$13,054	$14,082	$—	$262,644

Cash and Cash Equivalents are Comprised of:
Cash and cash equivalents	$235,508	$7,011	$5,301	$—	$247,820
Cash and cash equivalents classified as discontinued operations	—	6,043	8,781	—	14,824
Cash and cash equivalents, end of year	$235,508	$13,054	$14,082	$—	$262,644

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23: SUBSEQUENT EVENTS

In January 2018, the Company surrendered the spectrum of television stations whose FCC licenses were held for sale as of December 31, 2017 as a result of the FCC spectrum auction and expects to recognize a net pretax gain of $133 million in the first quarter of 2018.