Form 10-Q
period 2018-03-31
TRIBUNE MEDIA CO
filed 2018-05-10
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Registrant’s telephone number, including area code: (646) 563-8296.
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
Yes ☐ No ☒
As of April 30, 2018, 87,617,690 shares of the registrant’s Class A Common Stock and 5,557 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating Revenues
Television and Entertainment	$440,702	$436,033
Other	2,933	3,877
Total operating revenues	443,635	439,910
Operating Expenses
Programming	100,741	141,246
Direct operating expenses	101,388	98,807
Selling, general and administrative	131,956	165,594
Depreciation	13,775	13,571
Amortization	41,687	41,659
Gain on sales of spectrum (Note 8)	(133,197)	—
Total operating expenses	256,350	460,877
Operating Profit (Loss)	187,285	(20,967)
Income on equity investments, net	39,137	37,037
Interest and dividend income	1,898	505
Interest expense	(40,631)	(38,758)
Pension and other postretirement periodic benefit credit, net	7,084	5,735
Loss on extinguishment and modification of debt	—	(19,052)
Gain on investment transactions	3,888	4,950
Write-down of investment	—	(122,000)
Other non-operating gain (loss), net	117	(26)
Reorganization items, net	(893)	(250)
Income (Loss) from Continuing Operations Before Income Taxes	197,885	(152,826)
Income tax expense (benefit)	56,702	(51,614)
Income (Loss) from Continuing Operations	141,183	(101,212)
Income from Discontinued Operations, net of taxes (Note 2)	—	15,618
Net Income (Loss)	$141,183	$(85,594)
Net loss from continuing operations attributable to noncontrolling interests	6	—
Net Income (Loss) attributable to Tribune Media Company	$141,189	$(85,594)

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$1.61	$(1.17)
Discontinued Operations	—	0.18
Net Earnings (Loss) Per Common Share	$1.61	$(0.99)
Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$1.60	$(1.17)
Discontinued Operations	—	0.18
Net Earnings (Loss) Per Common Share	$1.60	$(0.99)

Regular dividends declared per common share	$0.25	$0.25
Special dividends declared per common share	$—	$5.77

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net Income (Loss)	$141,183	$(85,594)
Less: Income from Discontinued Operations, net of taxes	—	15,618
Net Income (Loss) from Continuing Operations	141,183	(101,212)

Other Comprehensive Income (Loss) from Continuing Operations, net of taxes
Pension and other post-retirement benefit items:
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(16) and $(28) for the three months ended March 31, 2018 and March 31, 2017, respectively	(46)	(44)
Marketable securities:
Change in unrealized holding gains and losses arising during the period, net of taxes of $(60) for the three months ended March 31, 2017	—	(94)
Adjustment for gain on investment sale included in net income, net of taxes of $(1,961) for the three months ended March 31, 2017	—	(3,042)
Change in marketable securities, net of taxes	—	(3,136)
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $2,596 and $(1,346) for the three ended March 31, 2018 and March 31, 2017, respectively	7,487	(2,088)
Gains and losses reclassified to net income, net of taxes of $214 and $508 for the three months ended March 31, 2018 and March 31, 2017, respectively	616	788
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	8,103	(1,300)
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(9) and $101 for the three months ended March 31, 2018 and March 31, 2017, respectively	435	352
Other Comprehensive Income (Loss) from Continuing Operations, net of taxes	8,492	(4,128)
Comprehensive Income (Loss) from Continuing Operations, net of taxes	149,675	(105,340)
Comprehensive Income from Discontinued Operations, net of taxes	—	27,389
Comprehensive Income (Loss)	$149,675	$(77,951)
Comprehensive loss attributable to noncontrolling interests	6	—
Comprehensive Income (Loss) Attributable to Tribune Media Company	$149,681	$(77,951)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$795,438	$673,685
Restricted cash and cash equivalents	16,607	17,566
Accounts receivable (net of allowances of $5,023 and $4,814)	383,120	420,095
Broadcast rights	91,681	129,174
Income taxes receivable	18,067	18,274
Prepaid expenses	21,796	20,158
Other	23,195	14,039
Total current assets	1,349,904	1,292,991
Properties
Property, plant and equipment	677,247	673,682
Accumulated depreciation	(243,677)	(233,387)
Net properties	433,570	440,295
Other Assets
Broadcast rights	105,254	133,683
Goodwill	3,229,238	3,228,988
Other intangible assets, net	1,571,957	1,613,665
Assets held for sale	—	38,900
Investments	1,205,785	1,281,791
Other	151,996	139,015
Total other assets	6,264,230	6,436,042
Total Assets (1)	$8,047,704	$8,169,328

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	March 31, 2018	December 31, 2017
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$43,068	$48,319
Income taxes payable	76,189	36,252
Employee compensation and benefits	46,958	71,759
Contracts payable for broadcast rights	215,857	253,244
Deferred revenue	13,641	11,942
Interest payable	14,412	30,525
Deferred spectrum auction proceeds (Note 8)	—	172,102
Other	30,056	30,124
Total current liabilities	440,181	654,267
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $34,635 and $36,332)	2,920,882	2,919,185
Deferred income taxes	527,719	508,174
Contracts payable for broadcast rights	252,941	300,420
Pension obligations, net	390,090	396,875
Postretirement, medical, life and other benefits	9,174	9,328
Other obligations	161,582	163,899
Total non-current liabilities	4,262,388	4,297,881
Total Liabilities (1)	4,702,569	4,952,148
Commitments and Contingent Liabilities (Note 8)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at March 31, 2018 and at December 31, 2017	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 101,713,544 shares issued and 87,611,359 shares outstanding at March 31, 2018 and 101,429,999 shares issued and 87,327,814 shares outstanding at December 31, 2017	102	101
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,557 shares at March 31, 2018 and December 31, 2017	—	—
Treasury stock, at cost: 14,102,185 shares at March 31, 2018 and December 31, 2017	(632,194)	(632,194)
Additional paid-in-capital	4,012,052	4,011,530
Retained earnings (deficit)	4,706	(114,240)
Accumulated other comprehensive loss	(39,569)	(48,061)
Total Tribune Media Company shareholders’ equity	3,345,097	3,217,136
Noncontrolling interests	38	44
Total shareholders’ equity	3,345,135	3,217,180
Total Liabilities and Shareholders’ Equity	$8,047,704	$8,169,328

(1)
The Company’s consolidated total assets as of March 31, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $77 million and $81 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of March 31, 2018 and December 31, 2017 include total liabilities of the VIEs of $27 million and $29 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2017	$3,217,180	$(114,240)	$(48,061)	$4,011,530	$(632,194)	$44	$101	101,429,999	$—	5,557
Comprehensive income:
Net income (loss)	141,183	141,189	—	—	—	(6)	—	—	—	—
Other comprehensive income, net of taxes	8,492	—	8,492	—	—	—	—	—	—	—
Comprehensive income	149,675
Regular dividends declared to shareholders and warrant holders, $0.25 per share (1)	(21,922)	(22,243)	—	321	—	—	—	—	—	—
Stock-based compensation	5,114	—	—	5,114	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,912)	—	—	(4,913)	—	—	1	283,545	—	—
Balance at March 31, 2018	$3,345,135	$4,706	$(39,569)	$4,012,052	$(632,194)	$38	$102	101,713,544	$—	5,557

(1) Includes $0.3 million of granted dividend equivalent units.

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating Activities
Net income (loss)	$141,183	$(85,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5,114	14,963
Pension credit, net of contributions	(6,750)	(5,549)
Depreciation	13,775	13,571
Amortization of contract intangible assets and liabilities	220	208
Amortization of other intangible assets	41,687	41,659
Income on equity investments, net	(39,137)	(37,037)
Distributions from equity investment	115,137	111,509
Non-cash loss on extinguishment and modification of debt	—	6,823
Original issue discount payments	—	(6,873)
Write-down of investment	—	122,000
Amortization of debt issuance costs and original issue discount	1,848	2,170
Gain on sales of spectrum (Note 8)	(133,197)	—
Gain on sale of business	—	(35,462)
Gain on investment transactions	(3,888)	(4,950)
Impairments of real estate	—	754
Other non-operating (gain) loss, net	(117)	26
Changes in working capital items:
Accounts receivable, net	35,770	44,963
Prepaid expenses and other current assets	(10,794)	4,568
Accounts payable	(2,881)	(6,797)
Employee compensation and benefits, accrued expenses and other current liabilities	(40,925)	(49,580)
Deferred revenue	1,697	(2,326)
Income taxes	40,144	77,201
Change in broadcast rights, net of liabilities	(18,942)	(18,546)
Deferred income taxes	16,726	(115,922)
Other, net	725	3,517
Net cash provided by operating activities	157,395	75,296

Investing Activities
Capital expenditures	(13,673)	(14,634)
Investments	(28)	—
Net proceeds from the sale of business	—	551,419
Sale of partial interest in equity investment	833	—
Proceeds from sales of real estate and other assets	44	44,315
Proceeds from the sale of investments	3,057	4,950
Net cash (used in) provided by investing activities	(9,767)	586,050

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Financing Activities
Long-term borrowings	—	202,694
Repayments of long-term debt	—	(584,245)
Long-term debt issuance costs	—	(1,689)
Payments of dividends	(21,922)	(520,849)
Tax withholdings related to net share settlements of share-based awards	(5,493)	(7,053)
Proceeds from stock option exercises	581	2,385
Net cash used in financing activities	(26,834)	(908,757)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	120,794	(247,411)
Cash, cash equivalents and restricted cash, beginning of period (1)	691,251	611,198
Cash, cash equivalents and restricted cash, end of period	$812,045	$363,787

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$795,438	$346,221
Restricted cash	16,607	17,566
Total cash, cash equivalents and restricted cash	$812,045	$363,787

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$54,866	$54,246
Income taxes, net	$(425)	$752

(1)
Cash, cash equivalents and restricted cash at the beginning of the three months ended March 31, 2017 of $611 million are comprised of $595 million of cash, cash equivalents and restricted cash from continuing operations as reflected in the Company’s unaudited Condensed Consolidated Balance Sheets and $16 million of cash, cash equivalents and restricted cash reflected in current assets of discontinued operations.

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and March 31, 2017. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
The applications seeking FCC approval of the transactions contemplated by the Merger Agreement (the “Applications”) were filed on June 26, 2017, and the FCC issued a public notice of the filing of the Applications and established a comment cycle on July 6, 2017. Several petitions to deny the Applications, and numerous other comments, both opposing and supporting the transaction, were filed in response to the public notice. Sinclair and Tribune jointly filed an opposition to the petitions to deny on August 22, 2017 (the “Joint Opposition”). Petitioners and others filed replies to the Joint Opposition on August 29, 2017. On September 14, 2017, the FCC’s Media Bureau issued a Request for Information (“RFI”) seeking additional information regarding certain matters discussed in the Applications. Sinclair submitted a response to the RFI on October 5, 2017. On October 18, 2017, the FCC’s Media Bureau issued a public notice pausing the FCC’s 180-day transaction review “shot-clock” for 15 days to afford interested parties an opportunity to comment on the response to the RFI. On January 11, 2018, the FCC’s Media Bureau issued a public notice pausing the FCC’s shot-clock as of January 4, 2018 until Sinclair has filed amendments to the Applications along with divestiture applications and the FCC staff has had an opportunity to review any such submissions. On February 20, 2018, the parties filed an amendment to the Applications (the “February 20 Amendment”) that, among other things, (1) requested authority under the Duopoly Rule for Sinclair to own two top four rated stations in each of three television markets (the “Top-4 Requests”) and (2) identified stations (the “Divestiture Stations”) in 11 television markets that Sinclair proposes to divest in order for the Merger to comply with the Duopoly Rule and the National Television Multiple Ownership Rule. Concurrently, Sinclair filed applications (the “Divestiture Trust Applications”) proposing to place certain of the Divestiture Stations in an FCC-approved divestiture trust, if and as necessary, in order to facilitate the orderly divestiture of those stations following the consummation of the Merger. On February 27, 2018, in furtherance of certain undertakings made in the Applications and the February 20 Amendment, the parties filed separate applications seeking FCC approval of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

sale of Tribune’s stations WPIX-TV, New York, New York, and WGN-TV, Chicago, Illinois, to third-party purchasers. On March 6, 2018, the parties filed an amendment to the Applications that, among other things, eliminated one of the Top-4 Requests and modified the remaining two Top-4 Requests. Also, on March 6, 2018, the parties modified certain of the Divestiture Trust Applications. On April 24, 2018, the parties jointly filed (1) an amendment to the Applications (the “April 24 Amendment”) that superseded all prior amendments and, among other things, updated the pending Top-4 Requests and provided additional information regarding station divestitures proposed to be made by Sinclair in 15 television markets in order to comply with the Duopoly Rule or the National Television Multiple Ownership Rule, (2) a letter withdrawing the Divestiture Trust Applications and (3) a letter withdrawing the application for approval of the sale of WPIX-TV to a third-party purchaser. In order to facilitate certain of the compliance divestitures described in the April 24 Amendment, between April 24, 2018 and April 30, 2018, Sinclair filed applications seeking FCC consent to the assignment of license or transfer of control of certain stations in 11 television markets.
On May 8, 2018, the Company, Sinclair Television Group, Inc. (“Sinclair Television”) and Fox Television Stations, LLC (“Fox”) entered into an asset purchase agreement (the “Fox Purchase Agreement”) to sell the assets of seven network affiliates of the Company for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement are: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). The Fox Purchase Agreement contains representations, warranties, covenants and indemnification provisions of the Company and Sinclair Television. The closing of the sale pursuant to the Fox Purchase Agreement (the “Closing”) is subject to approval of the FCC and clearance under the HSR Act, as well as the satisfaction or waiver of all conditions of the consummation of the Merger, which is scheduled to occur immediately following the Closing. Pursuant to the terms of the Fox Purchase Agreement, the requisite applications and other necessary instruments or documents requesting the FCC’s consent to the assignment of the FCC licenses relating to the network affiliates subject to the Fox Purchase Agreement shall be filed within five business days following the date of the Fox Purchase Agreement.
On August 2, 2017, the Company received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after Sinclair and the Company have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing. The parties entered into an agreement with the DOJ on September 15, 2017 (the “DOJ Timing Agreement”), by which they agreed not to consummate the Merger Agreement before December 31, 2017, or 60 days following the date on which both parties have certified compliance with the second request, whichever is later. In addition, the parties agreed to provide the DOJ with 10 calendar days notice prior to consummating the Merger Agreement. The DOJ Timing Agreement has been amended twice, on October 30, 2017, to extend the date before which the parties may not consummate the Merger Agreement to January 30, 2018, and on January 27, 2018, to extend that date to February 11, 2018. The DOJ Timing Agreement thus currently provides that the parties will not consummate the Merger Agreement before February 11, 2018, or 60 days following the date on which both parties have certified compliance with the second request. The parties certified compliance on November 30, 2017 and are required under the DOJ Timing Agreement to provide the DOJ with 10 days’ notice before consummating the Merger Agreement.
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
In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before August 8, 2018.
Change in Accounting Principles—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The amendments in ASU 2014-09 created Topic 606 and superseded the revenue recognition requirements in Topic 605, “Revenue Recognition.” The Company adopted the new revenue guidance in the first quarter of 2018 using the modified retrospective transition method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods prior to adoption continue to be presented in accordance with the Company’s historic accounting under Topic 605.
The only identified impact to the Company’s financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized. On January 1, 2018, the Company recorded an adjustment to remove the offsetting barter-related broadcast rights and contracts payable for broadcast rights. If accounted for under Topic 605, barter revenue and expense would have been $7 million for the three months ended March 31, 2018 and barter-related broadcast rights and contracts payable for broadcast rights would have been $40 million as of March 31, 2018. For the three months ended March 31, 2017, barter revenue was $7 million. Barter-related broadcast rights and contracts payable for broadcast rights were each $45 million as of December 31, 2017. Other than the impact to the accounting for barter arrangements described above, the adoption of Topic 606 did not impact the timing and amount of revenue recognized. See the Revenue Recognition accounting policy below for additional information.
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)” which was effective in the first quarter of 2018. The standard provides guidance for situations where the accounting under Accounting Standards Codification (“ASC”) Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform”) upon issuance of an entity’s financial statements for the reporting period in which Tax Reform was enacted. Any provisional amounts or adjustments to provisional amounts as a result of obtaining, preparing or analyzing additional information about facts and circumstances related to the provisional amounts should be included in income (loss) from continuing operations as an adjustment to income tax expense in the reporting period the amounts are determined. As discussed in Note 9, the Company notes that adjustments may be made to the provision upon issuances of clarifications to existing law or additional technical guidance from the Department of Treasury and the completion of the Company’s tax return filings. If any adjustments are made to the provisional amount, the Company will record the adjustment to income tax expense in the period the adjustment is determined.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715).” Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. The Company retrospectively adopted ASU 2017-07 effective in the first quarter of 2018. The adoption of this standard did not have an effect on the Company’s historically reported net income (loss) but resulted in a presentation reclassification which reduced the Company’s historically reported operating profit by $6 million in the first quarter of 2017 and $23 million in 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 is eliminated. Instead, sales and partial sales of real estate are subject to the same recognition model as all other nonfinancial assets. The Company adopted ASU 2017-05 in the first quarter of 2018 using a modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” The standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard also requires additional disclosures related to a reconciliation of the balance sheet line items related to cash, cash equivalents, restricted cash and restricted cash equivalents to the statement of cash flows. The Company retrospectively adopted ASU 2016-18 in the first quarter of 2018. The Company’s restricted cash and cash equivalents totaled $18 million at both December 31, 2017 and December 31, 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” The cash flow issues addressed include debt prepayment or extinguishment costs, settlement of debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, distributions received from equity method investees and cash receipts and payments that may have aspects of more than one class of cash flows. The Company retrospectively adopted ASU 2016-15 in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Certain entities are able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Entities that elect this measurement alternative must report changes in the carrying value of these investments in current earnings. On February 28, 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including clarifying certain aspects of the guidance issued in ASU 2016-01. The Company adopted ASU 2016-01 in the first quarter of 2018 using a modified retrospective transition method. Pursuant to ASU 2018-03, the Company utilized the prospective transition approach for all equity securities without a readily determinable fair value for instances in which the Company elected to apply the measurement alternative, as further discussed in Note 5. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements as the Company’s equity investments do not have readily determinable fair values because they are not publicly traded companies and do not have an active market for their securities or membership interests.
No other significant accounting policies and estimates have changed from those detailed in Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Revenue Recognition—The Company recognizes revenues when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table represents the Company’s revenues disaggregated by revenue source for the Television and Entertainment segment (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017 (1)
Advertising	$270,439	$291,707
Retransmission revenues	118,142	94,214
Carriage fees	41,662	33,610
Barter/trade (2)	2,094	9,012
Other	8,365	7,490
Total operating revenues	$440,702	$436,033

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

(2)	For the three months ended March 31, 2017, barter/trade revenue includes $7 million of barter revenue.
In addition to the operating revenues included in the Television and Entertainment segment, the Company’s consolidated operating revenues include other revenue of $3 million and $4 million for the three months ended March 31, 2018 and March 31, 2017, respectively, in Corporate and Other which consists of real estate revenues.
Advertising Revenues—The Company generates revenue by delivering advertising on the Company’s broadcast television, cable, radio and digital platforms. The contracts are typically short term in nature and revenue is recognized over time as the advertisements are aired or the impressions are delivered. Certain of the Company’s advertising contracts have guarantees whereby the customer is guaranteed a certain number of audience member views referred to as impressions. Certain of the Company’s customers are advertising agencies. Advertising revenue from advertising agencies is recognized net of agency commissions. Under the advertising contracts, the Company is entitled to payment as advertisements are aired, and the time between invoice and payment is not significant. The Company also trades advertising for products or services. Revenue recognized under trade arrangements is valued at the estimated fair value of the products or services received and recognized as the related advertisements are aired. The Company utilizes the practical expedients provided in the guidance and does not disclose the value of unsatisfied performance obligations for advertising contracts with an original expected duration of one year or less and for contracts for which the Company recognizes revenue at the amounts to which the Company has the right to invoice for services performed.
Retransmission Revenues and Carriage Fees—The Company enters into agreements with multichannel video programming distributors (“MVPDs”) which allow the MVPDs to retransmit the Company’s television stations’ broadcast programming and/or carry the Company’s cable channel. Typically, the agreements are multi-year and generally consist of a fixed price per subscriber as well as contractually agreed annual increases. The agreements are considered functional licenses of intellectual property resulting in the Company recognizing revenue at the point-in-time the broadcast signal is delivered to the MVPDs. The typical time between the Company’s performance and customer payment is not significant. As the agreements with MVPDs are considered licenses of intellectual property, the Company applies the sales/usage based royalty exception in ASC 606 and does not disclose the value of unsatisfied performance obligations for the agreements.
Deferred Revenues—The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. For advertising, the performance primarily involves the delivery of advertisements and/or audience impressions to the Company’s customers. For the spectrum sharing arrangements where the Company is acting as the host, the upfront payments received from the Company’s channel-sharing customers have been deferred and are being recognized over a 30-year term.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contract Costs—In accordance with Topic 606, incremental costs to obtain a contract are capitalized and amortized over the contract term if the cost are expected to be recoverable. The Company does not capitalize incremental costs to obtain a contract where the contract duration is expected to be one year or less. As of March 31, 2018, the Company does not have any costs capitalized.
Arrangements with Multiple Performance Obligations—The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers.
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the FCC related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018 and March 31, 2017 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended March 31, 2018 and March 31, 2017, were $18 million and $17 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017 were $3 million and $2 million, respectively. In 2017, Dreamcatcher received pretax proceeds from the counterparty in a spectrum sharing arrangement of approximately $26 million as one of the Dreamcatcher stations will act as host station. The payments have been recorded as deferred revenue and began amortizing to the unaudited Condensed Consolidated Statement of Operations upon commencement of the sharing arrangement in December 2017. See Note 8 for additional information regarding the Company’s participation in the FCC spectrum auction.
The Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	March 31, 2018	December 31, 2017
Broadcast rights	1,264	2,622
Other intangible assets, net	69,282	71,914
Other assets	6,827	6,852
Total Assets	$77,373	$81,388

Contracts payable for broadcast rights	1,429	2,691
Long-term deferred revenue	24,813	25,030
Other liabilities	928	1,017
Total Liabilities	$27,170	$28,738
New Accounting Standards—In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220).” The standard allows entities, at their option, to reclassify from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings stranded tax effects resulting from Tax Reform. See Note 9 for further details regarding Tax Reform. The standard is effective for fiscal years beginning after December 15, 2018, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the new federal corporate income tax rate is recognized. The Company is currently evaluating the impact of adopting ASU 2018-02 on its consolidated financial statements.

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
NOTE 2: DISCONTINUED OPERATIONS
Sale of Digital and Data Businesses—On December 19, 2016, the Company entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The Company retained its ownership of Covers Media Group (“Covers”), which was

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

previously included in the Digital and Data reportable segment, and reclassified Covers’ previously reported amounts into the Television and Entertainment reportable segment to conform to the current segment presentation; the impact of this reclassification was immaterial. The Gracenote Sale was completed on January 31, 2017 and the Company received gross proceeds of $581 million. In the second quarter of 2017, the Company received additional proceeds of $3 million as a result of purchase price adjustments. In the year ended December 31, 2017, the Company recognized a total net pretax gain of $33 million, of which $35 million was recognized in the first quarter of 2017, as a result of the Gracenote Sale. On February 1, 2017, the Company used $400 million of proceeds from the Gracenote Sale to prepay a portion of its Term Loan Facility (as defined and described in Note 6).
The operating results of the businesses included in the Gracenote Sale are presented as discontinued operations in the Company’s unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
The Company entered into a transition services agreement (the “Nielsen TSA”) and certain other agreements with Nielsen that governed the relationships between Nielsen and the Company following the Gracenote Sale. The transition services agreement expired on March 31, 2018. Pursuant to the Nielsen TSA, the Company provided Nielsen with certain specified services on a transitional basis, including support in areas such as human resources, treasury, technology, legal and finance. In addition, the Nielsen TSA outlined the services that Nielsen provided to the Company on a transitional basis, including in areas such as human resources, technology, and finance. The charges for the transition services generally allowed the providing company to fully recover all out-of-pocket costs and expenses it actually incurred in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Based on the Company’s assessment of the specific factors identified in ASC Topic 205, “Presentation of Financial Statements,” the Company concluded that it did not have significant continuing involvement in the Gracenote Companies.
The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the unaudited Condensed Consolidated Statements of Operations (in thousands):

Three Months Ended
March 31, 2017 (1)(2)
Operating revenues	$18,168
Direct operating expenses	7,292
Selling, general and administrative	15,349
Operating loss	(4,473)
Interest income	16
Interest expense (3)	(1,261)
Loss before income taxes	(5,718)
Pretax gain on the disposal of discontinued operations	35,462
Total pretax income on discontinued operations	29,744
Income tax expense (4)	14,126
Income from discontinued operations, net of taxes	$15,618

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

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

(4)
The effective tax rate on pretax income from discontinued operations was 47.5% for the three months ended March 31, 2017. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $10 million for the three months ended March 31, 2017.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no material contingent liabilities relating to the Gracenote Sale as of March 31, 2018.
The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

Three Months Ended
March 31, 2017 (1)
Significant operating non-cash items:
Stock-based compensation	$1,992
Significant investing items (2):
Capital expenditures	1,578
Net proceeds from the sale of business (3)	551,419

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	Non-cash investing and financing activities of Digital and Data businesses included in the Gracenote Sale were immaterial.

(3)
Net proceeds from the sale of business reflects the gross proceeds from the Gracenote sale of $581 million, net of $20 million of the Gracenote Companies’ cash, cash equivalents and restricted cash included in the sale and $9 million of selling costs.

NOTE 3: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
FCC licenses	$—	$38,900
Sales of Real Estate—In the three months ended March 31, 2017, the Company sold two properties for net pretax proceeds totaling $44 million and recognized a net pretax gain of less than $1 million, as further described below. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
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
FCC Licenses—As of December 31, 2017, certain FCC licenses that were part of the FCC spectrum auction were included in assets held for sale. The gross proceeds received for these licenses in 2017 totaled $172 million and were reflected in current liabilities in the Company’s unaudited Condensed Consolidated Balance Sheet at December 31, 2017. The Company recognized a net gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum associated with these licenses in January 2018. See Note 8 for additional information regarding the Company’s participation in the FCC spectrum auction.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(69,563)	$142,437	$212,000	$(66,250)	$145,750
Advertiser relationships (useful life of 8 years)	168,000	(110,250)	57,750	168,000	(105,000)	63,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(185,740)	176,260	362,000	(175,337)	186,663
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(399,543)	430,557	830,100	(377,033)	453,067
Other (useful life of 5 to 15 years)	16,912	(7,059)	9,853	16,650	(6,565)	10,085
Total	$1,589,012	$(772,155)	816,857	$1,588,750	$(730,185)	858,565
Other intangible assets not subject to amortization
FCC licenses			740,300			740,300
Trade name			14,800			14,800
Total other intangible assets, net			1,571,957			1,613,665
Goodwill			3,229,238			3,228,988
Total goodwill and other intangible assets			$4,801,195			$4,842,653

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the three months ended March 31, 2018 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2017	$858,565
Amortization	(41,907)
Foreign currency translation adjustment	199
Balance as of March 31, 2018	$816,857

Other intangible assets not subject to amortization
Balance as of March 31, 2018 and December 31, 2017	$755,100

Goodwill
Gross balance as of December 31, 2017	$3,609,988
Accumulated impairment losses at December 31, 2017	(381,000)
Balance at December 31, 2017	3,228,988
Foreign currency translation adjustment	250
Balance as of March 31, 2018	$3,229,238
Total goodwill and other intangible assets as of March 31, 2018	$4,801,195
Amortization expense relating to amortizable intangible assets is expected to be approximately $125 million for the remainder of 2018, $140 million in 2019, $134 million in 2020, $103 million in 2021, $84 million in 2022 and $57 million in 2023.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Equity method investments	$1,178,192	$1,254,198
Other equity investments	27,593	27,593
Total investments	$1,205,785	$1,281,791
Equity Method Investments—Income from equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Income from equity investments, net, before amortization of basis difference	$51,606	$52,888
Amortization of basis difference	(12,469)	(15,851)
Income from equity investments, net	$39,137	$37,037
As discussed in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as a result of fresh start reporting adopted on the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of March 31, 2018 totaled $673 million and have a weighted average remaining useful life of approximately 15 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash distributions from equity investments	$115,137	$111,509
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.158 billion and $1.234 billion at March 31, 2018 and December 31, 2017, respectively. The Company recognized equity income from TV Food Network of $39 million and $38 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The Company received cash distributions from TV Food Network of $115 million and $112 million in the three months ended March 31, 2018 and March 31, 2017, respectively.
CareerBuilder—The Company’s 6% investment (on a fully diluted basis, including CareerBuilder, LLC (“CareerBuilder”) employees’ equity awards) in CareerBuilder (through its investment in Camaro Parent, LLC) totaled $9 million and $10 million at March 31, 2018 and December 31, 2017, respectively. The Company

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recognized an equity loss from CareerBuilder of $0.3 million for each of the three months ended March 31, 2018 and March 31, 2017. Pursuant to ASC Topic 323 “Investments - Equity Method and Joint Ventures,” the Company continues to account for CareerBuilder as an equity method investment.
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it began evaluating strategic alternatives for CareerBuilder, including a possible sale. In 2017, the Company recorded total non-cash pretax impairment charges of $181 million, of which $122 million was recorded in the first quarter of 2017, to write-down the Company’s investment in CareerBuilder prior to the sale. The impairment charges resulted from a decline in the fair value of the investment that the Company determined to be other than temporary.
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
The CareerBuilder investment constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s unaudited Condensed Consolidated Balance Sheets and is classified as a Level 3 asset in the fair value hierarchy. See Note 7 for a description of the fair value hierarchy’s three levels.
Dose Media—The Company’s 25% investment in Dose Media, LLC (“Dose Media”) has a carrying value of zero as it was fully impaired as of December 31, 2017.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues, net	$307,945	$297,356
Operating income	$162,756	$192,682
Net income	$165,589	$159,461
Summarized financial information for CareerBuilder and Dose Media is as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues, net	$160,470	$170,019
Operating income	$6,330	$6,854
Net (loss) income	$(2,176)	$7,740
Other Equity Investments—Other equity investments are investments without readily determinable fair values. All of the Company’s other equity investments are in private companies and have historically been recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. Upon adoption of ASU 2016-01 and ASU 2018-03, as further described in Note 1, the Company elected to use a measurement alternative for all investments without readily determinable fair values which allows the Company to measure the value of such equity investments at cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Fair values associated with these investments will be remeasured either upon occurrence of an observable price change or upon identification of an impairment. Changes in the carrying value of these equity investments will be reflected in current earnings.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the first quarter of 2018, the Company sold one of its other equity investments for $4 million and recognized a pretax gain of $4 million.
Chicago Cubs Transactions—As defined and further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. Concurrent with the closing of the transactions, the Company executed guarantees of collection of certain debt facilities entered into by Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC), and its subsidiaries (collectively, “New Cubs LLC”). As of December 31, 2017, the guarantees were capped at $699 million plus unpaid interest. In the first quarter of 2018, New Cubs LLC refinanced a portion of the debt which was guaranteed by the Company and the Company ceased being a guarantor of the refinanced debt. As of March 31, 2018, the remaining guarantees were capped at $249 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, the Company will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.
Marketable Equity Securities—On August 4, 2014, the Company completed a spin-off of its publishing operations and retained 381,354 shares of tronc, Inc. (“tronc”) common stock, representing at that time 1.5% of the outstanding common stock of tronc. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million.
Variable Interests—At March 31, 2018 and December 31, 2017, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information relating to these entities.
The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $6 million at both March 31, 2018 and December 31, 2017.
Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The financial position and results of operations of the VIE as of and for the three months ended March 31, 2018 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: DEBT
Debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,745 and $1,900	$187,880	$187,725
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $20,929 and $21,783	1,644,963	1,644,109
5.875% Senior Notes due 2022, net of debt issuance costs of $11,961 and $12,649	1,088,039	1,087,351
Total debt	$2,920,882	$2,919,185
Secured Credit Facility—At both March 31, 2018 and December 31, 2017, the Company’s secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding. At both March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Company’s $420 million revolving credit facility (the “Revolving Credit Facility”); however, there were standby letters of credit outstanding of $20 million and $21 million, respectively, primarily in support of the Company’s workers’ compensation insurance programs. See Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Term Loan Facility and the Revolving Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $23 million and $24 million at March 31, 2018 and December 31, 2017, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or the Term C Loans, as appropriate.
2017 Amendment
On January 27, 2017, the Company entered into an amendment (the “2017 Amendment”) to the Secured Credit Facility to, among other things, increase the amount of outstanding term loans under the Term Loan Facility and to increase the amount of commitments under the Revolving Credit Facility. See Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information.
In connection with the 2017 Amendment, the Company paid fees to certain lenders of $4 million, which are considered a debt discount, all of which were deferred, and incurred transaction costs of $13 million, of which $1 million was deferred with the remainder expensed as part of loss on extinguishment and modification of debt. On February 1, 2017, the Company used $400 million from the proceeds from the Gracenote Sale to prepay a portion of its outstanding term loans. Subsequent to this prepayment, the Company’s quarterly installments related to the remaining principal amount of Term B Loans are no longer due. As a result of the 2017 Amendment and the $400 million prepayment, the Company recorded charges of $19 million on the extinguishment and modification of debt in the Company’s unaudited Condensed Consolidated Statements of Operations in the first quarter of 2017. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million associated with the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third parties fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.”

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the third quarter of 2017, the Company used $102 million of after-tax proceeds received from its participation in the FCC spectrum auction to prepay outstanding loans under the Term Loan Facility. Subsequent to these payments, the Company’s quarterly installments related to the remaining principal amount of the Term C Loans are not due until the third quarter of 2022. The Company recorded charges of $1 million associated with debt extinguishment in the three months ended September 30, 2017. See Note 8 for additional information regarding the Company’s participation in the FCC’s incentive auction.
5.875% Senior Notes due 2022—The Company’s 5.875% Senior Notes due 2022 (the “Notes”), bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, which commenced on January 16, 2016. The Notes mature on July 15, 2022. As of March 31, 2018, $1.100 billion of Notes remained outstanding.
See Note 9 to the audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs related to the Notes were $12 million and $13 million at March 31, 2018 and December 31, 2017, respectively.
Consent Solicitation
On June 22, 2017, the Company announced that it received consents from 93.23% of holders of the Notes outstanding as of the record date of June 12, 2017, to effect certain proposed amendments to the Indenture (as defined below). The Company undertook the consent solicitation (the “Consent Solicitation”) at the request and expense of Sinclair in accordance with the terms of the Merger Agreement. In conjunction with receiving the requisite consents, on June 22, 2017, the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes, entered into the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture governing the Notes, dated as of June 24, 2015 (as supplemented and amended, the “Indenture”), to effect the proposed amendments to (i) eliminate any requirement for the Company to make a “Change of Control Offer” (as defined in the Indenture) to holders of the Notes in connection with the transactions contemplated by the Merger Agreement, (ii) clarify the treatment under the Indenture of the proposed structure of the Merger and to facilitate the integration of the Company and its subsidiaries and the Notes with and into Sinclair’s debt capital structure, and (iii) eliminate the expense associated with producing and filing with the SEC separate financial reports for Sinclair Television Group, Inc., a wholly-owned subsidiary of Sinclair, as successor issuer of the Notes, if Sinclair or any other parent entity of the successor issuer of the Notes, in its sole discretion, provides an unconditional guarantee of the payment obligations of the successor issuer under the Notes (collectively, the “Amendments”). The Fourth Supplemental Indenture became effective immediately upon execution, but the Amendments will not become operative until immediately prior to the effective time of the Merger.
Dreamcatcher—The Company and the guarantors guaranteed the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). The Company participated in the FCC spectrum auction and a Dreamcatcher station received $26 million of pretax proceeds in 2017, as further described in Note 8. Any proceeds received by Dreamcatcher as a result of the incentive auction were required to be first used to repay the Dreamcatcher Credit Facility. The Company used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility in August 2017. The Company made the final payment to pay off the Dreamcatcher Credit Facility in September 2017.

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
On January 27, 2017, concurrent with the 2017 Amendment, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. As a result, no ineffectiveness has been recognized in the unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2018 and March 31, 2017. Additionally, for the interest rate swaps, no amounts are excluded from the assessment of hedge effectiveness. The monthly net interest settlements under the interest rate swaps are reclassified out of AOCI and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. For each of the three months ended March 31, 2018 and March 31, 2017, realized losses of $1 million were recognized in interest expense. As of March 31, 2018, the fair value of the interest rate swaps was $9.7 million, of which $10.3 million is recorded in non-current assets and $0.6 million is recorded in other current liabilities, with the unrealized gain recognized in other comprehensive income (loss). As of March 31, 2018, the Company expects $0.6 million to be reclassified out of AOCI and into interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Term Loan Facility
Term B Loans due 2020	$189,625	$187,880	$189,704	$187,725
Term C Loans due 2024	$1,665,892	$1,644,963	$1,666,942	$1,644,109
5.875% Senior Notes due 2022	$1,117,039	$1,088,039	$1,132,417	$1,087,351

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following methods and assumptions were used to estimate the fair value of each category of financial instruments:
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both March 31, 2018 and December 31, 2017 would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at March 31, 2018 and December 31, 2017 would be classified in Level 2 of the fair value hierarchy.
Investments Without Readily Determinable Fair Values—Non-equity method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment, as further described in Note 5. During the three months ended March 31, 2018 there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments. The non-equity method investments would be classified in Level 3 of the fair value hierarchy.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Chapter 11 Reorganization— On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors” or “Predecessor”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (as subsequently modified, the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information regarding the Debtors’ Chapter 11 cases and for a description of the terms and conditions of the Plan.
Confirmation Order Appeals—Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of March 31, 2018, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U.S. District Court for the District of Delaware. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for a further description of the Leveraged ESOP Transactions and the Confirmation Order appeals. If the remaining appellants succeed on their appeal, the Company’s financial condition may be adversely affected.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of March 31, 2018, restricted cash held by the Company to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations.
As of March 31, 2018, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. See “Certain Causes of Action Arising from the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for a description of the MDL proceedings. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled less than $1 million for each of the three months ended March 31, 2018 and March 31, 2017. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2018 and potentially in future periods.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. As of May 10, 2018, the Company had FCC authorization to operate 39 television stations and one AM radio station.
The Company is subject to the FCC’s “Local Television Multiple Ownership Rule,” the “Newspaper Broadcast Cross Ownership Rule” and the “National Television Multiple Ownership Rule,” among others, as further described in Note 12 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017.
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
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion, which amount was increased by $1 billion pursuant to the adoption of an amended version of the Repack Airwaves Yielding Better Access for Users of Modern Services (RAY BAUM’S) Act of 2018 by the U.S. Congress on March 23, 2018. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of the broadcast television spectrum. The Company participated in the auction and has received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a Dreamcatcher station) as of December 31, 2017. The Company used $102 million of after-tax proceeds to prepay a portion of the Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. The Company received gross pretax proceeds of $172 million from licenses sold by the Company in the FCC spectrum auction in 2017 and recognized a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum of these television stations in January 2018. In 2017, the Company also received $84 million of pretax proceeds for sharing arrangements whereby the Company will provide hosting services to the counterparties. Additionally, the Company paid $66 million of proceeds in 2017 to counterparties who will host certain of the Company’s television stations under sharing arrangements. The proceeds received by the Company for hosting the counterparties have been recorded in deferred revenue and other long-term liabilities and is being amortized to other revenue over a period of 30 years starting with the commencement of each arrangement. The proceeds paid to the counterparties have been recorded in prepaid and other-long term assets and will be amortized to direct operating expense over a period of 30 years starting with the commencement of each arrangement.
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
As described in Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the Company completed the Local TV Acquisition on December 27, 2013 pursuant to FCC staff approval granted on December 20, 2013 in the Local TV Transfer Order. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. The Company filed an Opposition to the Application for Review on February 21, 2014. Free Press filed a reply on March 6, 2014. The matter is pending.
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
NOTE 9: INCOME TAXES
In the three months ended March 31, 2018, the Company recorded income tax expense from continuing operations of $57 million. The effective tax rate on pretax income from continuing operations was 28.7% for the three months ended March 31, 2018. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a net $2 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three months ended March 31, 2017, the Company recorded an income tax benefit from continuing operations of $52 million. The effective tax rate on pretax loss from continuing operations was 33.8% for the three months ended March 31, 2017. The rate differs from the U.S. federal statutory rate of 35% at that time due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses, a $1 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, and a $1 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
Tax Cuts and Jobs Act—On December 22, 2017, Tax Reform was signed into law. Under ASC Topic 740, the effects of Tax Reform are recognized in the period of enactment and as such were recorded in the Company’s fourth quarter of 2017. The Company is in the process of analyzing certain provisions of Tax Reform including but not limited to the repeal of the domestic production activities deduction and changes to the deductibility of executive compensation. Consistent with the guidance under ASC Topic 740, and subject to Staff Accounting Bulletin (“SAB”) 118, which provides for a measurement period to complete the accounting for certain elements of Tax Reform, the Company recorded a provisional discrete net tax benefit of $256 million in the fourth quarter of 2017 primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

corporate income tax rate from 35% to 21%. In the three months ended March 31, 2018 the Company has not made any material adjustments to the provisional discrete net tax benefit recorded in the fourth quarter of 2017. Further impacts of Tax Reform may be reflected in future quarters upon issuance of clarifications to existing law or additional technical guidance from the Department of Treasury and the completion of the Company’s tax return filings. Therefore, the Company has not completed the accounting for the provisional discrete net tax benefit recorded in the fourth quarter of 2017. Tax Reform also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company does not have any net accumulated E&P in its foreign subsidiaries and therefore was not subject to tax for the year ended December 31, 2017. Further, the Company has analyzed the effects of new taxes due on certain foreign income, such as global intangible low-taxed income (“GILTI”), base-erosion anti-abuse tax (“BEAT”), foreign-derived intangible income (“FDII”) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018. The Company has determined that these new provisions are not applicable to the Company.
Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through March 31, 2018 would be approximately $67 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of March 31, 2018, the Company has paid or accrued approximately $81 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740 “Income Taxes,” the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017 includes a deferred tax liability of $68 million and $96 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $23 million at March 31, 2018 and December 31, 2017. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $2 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans for the three months ended March 31, 2018 and March 31, 2017 were as follows (in thousands):

	Pension Benefits
	Three Months Ended
	March 31, 2018	March 31, 2017
Service cost	$293	$186
Interest cost	17,740	19,569
Expected return on plans’ assets	(24,818)	(25,327)
Amortization of prior service costs	35	23
Net periodic benefit credit	$(6,750)	$(5,549)
Net periodic benefit cost related to other post retirement benefit plans was not material for all periods presented. The service cost component of pension net periodic benefit credit is included in SG&A in the Company’s unaudited Condensed Consolidated Statements of Operations. All other components of net periodic benefit credit are included in Pension and other postretirement periodic benefit credit, net in the Company’s unaudited Condensed Consolidated Statements of Operations.
For 2018, the Company expects to contribute $36 million to its qualified pension plans and $1 million to its other postretirement plans. In the three months ended March 31, 2018 and March 31, 2017, the Company’s contributions were not material. On April 12, 2018, the Company contributed $25 million to its qualified pension plans and expects to contribute an additional $11 million in 2018.
NOTE 11: CAPITAL STOCK
The Company is authorized to issue up to one billion shares of Class A Common Stock, up to one billion shares of Class B Common Stock and up to 40 million shares of preferred stock, each par value $0.001 per share, in one or more series. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to certain ownership limitations, as further described in Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “TRCO.” The Company’s Class B Common Stock and Warrants are traded on the OTC Pink market under the symbols “TRBAB” and “TRBNW,” respectively. On the Effective Date, the Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and as described in Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032.
Pursuant to the Company’s amended and restated certificate of incorporation and the Warrant Agreement, in the event the Company determines that the ownership or proposed ownership of Common Stock or Warrants, as applicable, would be inconsistent with or violate any federal communications laws, materially limit or impair any business activities or proposed business activities of the Company under any federal communications laws, or subject the Company to any regulation under any federal communications laws to which the Company would not be

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

subject, but for such ownership or proposed ownership, the Company may impose certain limitations on the rights of holders of Common Stock and Warrants, as further described in Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017.
There were no conversions of the Company’s Common Stock between Class A Common Stock and Class B Common Stock during the three months ended March 31, 2018 and March 31, 2017. During the three months ended March 31, 2017, 28,475 Warrants were exercised for 28,475 shares of Class A Common Stock. No Warrants were exercised for Class A Common Stock during the three months ended March 31, 2018 or for Class B Common Stock during the three months ended March 31, 2018 and March 31, 2017.
At March 31, 2018, the following amounts were issued: 30,551 Warrants, 101,713,544 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,557 shares of Class B Common Stock. The Company has not issued any shares of preferred stock.
On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to Angelo, Gordon & Co., L.P. (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree Capital Management, L.P. (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. See Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information relating to the Registration Rights Agreement.
Common Stock Repurchases—On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of Common Stock during 2017 or during the three months ended March 31, 2018. As of March 31, 2018, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement does not permit the Company to repurchase shares of its Common Stock except in narrow circumstances involving payment in satisfaction of options and conversion of Class B Common Stock into Class A Common Stock. See Note 1 for additional information about the Merger Agreement.
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
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
On May 8, 2018, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on June 5, 2018 to holders of record of Common Stock and Warrants as of May 21, 2018. Future dividends will be subject to the discretion of the Board and the terms of the Merger Agreement, which limits the Company’s ability to pay dividends, except for the payment of quarterly cash dividends not to exceed $0.25 per share and consistent with record and payment dates in 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The payment of quarterly cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units (“RSUs”) and performance share units (“PSUs”), as described in Note 15 and Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017.
NOTE 12: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, the “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries, as further described in Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 2,545,525 shares and 168,382 shares, respectively, were available for grant as of March 31, 2018.
Stock-based compensation for the three months ended March 31, 2018 and March 31, 2017 totaled $5 million and $15 million, respectively. There was no stock-based compensation expense recorded for the three months ended March 31, 2018 attributable to discontinued operations. Stock-based compensation expense attributable to discontinued operations for the three months ended March 31, 2017 totaled $2 million.
A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Three Months Ended March 31, 2018
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,846,926	$39.00
Granted	201,580	42.85
Exercised	(20,643)	28.14
Forfeited	(3,409)	31.98
Cancelled	(439,189)	54.94
Outstanding, end of period	2,585,265	$36.69
Vested and exercisable, end of period	1,241,595	$40.90

A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Three Months Ended March 31, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	1,104,792	$32.62
Granted	431,775	41.92
Dividend equivalent units granted	7,257	40.70
Vested	(337,275)	34.76
Dividend equivalent units vested	(16,553)	35.99
Forfeited	(5,715)	30.57
Dividend equivalent units forfeited	(205)	37.39
Outstanding and nonvested, end of period	1,184,076	$35.40

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the restricted stock awards is as follows:

	Three Months Ended March 31, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	41,718	$36.84
Outstanding and nonvested, end of period	41,718	$36.84
A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is reflected in the table below.

	Three Months Ended March 31, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	252,815	$22.53
Granted (1)	54,059	42.40
Dividend equivalent units granted	1,026	40.71
Vested	(36,920)	38.67
Dividend equivalent units vested	(2,680)	35.20
Forfeited	(139,628)	13.25
Dividend equivalent units forfeited	(231)	35.24
Outstanding and nonvested, end of period	128,441	$36.58

(1)	Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.

As of March 31, 2018, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$51,045	2.7

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings (loss) per common share under the two-class method which requires the allocation of all distributed and undistributed earnings attributable to Tribune Media Company to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of March 31, 2018, there were 42,284 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing net income (loss) from continuing operations, income (loss) from discontinued operations, and net income (loss) attributable to Tribune Media Company, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing net income (loss) from continuing operations, income (loss) from discontinued operations, and net income (loss) attributable to Tribune Media Company, respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three months ended March 31, 2018 and March 31, 2017, 30,551 and 102,217, respectively, of the weighted-average Warrants outstanding, have been excluded from the below table.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended
	March 31, 2018	March 31, 2017
EPS numerator:
Net income (loss) from continuing operations	$141,183	$(101,212)
Net loss from continuing operations attributable to noncontrolling interests	6	—
Net income (loss) from continuing operations attributable to Tribune Media Company	141,189	(101,212)
Less: Dividends distributed to Warrants	$8	25
Less: Undistributed earnings allocated to Warrants	42	—
Income (loss) from continuing operations attributable to Tribune Media Company’s common shareholders for basic EPS	$141,139	$(101,237)
Add: Undistributed earnings allocated to dilutive securities	—	—
Income (loss) from continuing operations attributable to Tribune Media Company’s common shareholders for diluted EPS	$141,139	$(101,237)
Income from discontinued operations, as reported	$—	$15,618
Net income (loss) attributable to Tribune Media Company’s common shareholders for basic EPS	$141,139	$(85,619)
Net income (loss) attributable to Tribune Media Company’s common shareholders for diluted EPS	$141,139	$(85,619)

EPS denominator:
Weighted average shares outstanding - basic	87,482	86,632
Impact of dilutive securities	910	—
Weighted average shares outstanding - diluted	88,392	86,632

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$1.61	$(1.17)
Discontinued Operations	—	0.18
Net Earnings (Loss) Per Common Share	$1.61	$(0.99)

Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$1.60	$(1.17)
Discontinued Operations	—	0.18
Net Earnings (Loss) Per Common Share	$1.60	$(0.99)
Since the Company was in a net loss position for the three months ended March 31, 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 1,108,732 and 2,802,923 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three months ended March 31, 2018 and March 31, 2017, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
AOCI is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in AOCI, net of taxes by component (in thousands):

	Pension and Other Post-Retirement Benefit Items	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2017	$(45,812)	$(293)	$(1,956)	$(48,061)
Other comprehensive income before reclassifications	—	7,487	435	7,922
Amounts reclassified from AOCI	(46)	616	—	570
Balance at March 31, 2018	$(45,858)	$7,810	$(1,521)	$(39,569)
NOTE 15: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$440,702	$436,033
Corporate and Other	2,933	3,877
Total operating revenues	$443,635	$439,910
Operating Profit (Loss) from Continuing Operations (1)(2)
Television and Entertainment	$211,852	$20,013
Corporate and Other	(24,567)	(40,980)
Total operating profit (loss)	$187,285	$(20,967)
Depreciation from Continuing Operations
Television and Entertainment	$10,870	$10,039
Corporate and Other	2,905	3,532
Total depreciation	$13,775	$13,571
Amortization from Continuing Operations
Television and Entertainment	$41,687	$41,659
Capital Expenditures
Television and Entertainment	$10,126	$10,807
Corporate and Other	3,547	2,249
Discontinued Operations	—	1,578
Total capital expenditures	$13,673	$14,634

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Television and Entertainment	$6,997,516	$7,197,859
Corporate and Other	1,050,188	932,569
Assets held for sale (3)	—	38,900
Total assets	$8,047,704	$8,169,328

(1)	See Note 2 for the disclosures of operating revenues and operating loss included in discontinued operations for the historical periods.

(2)	Operating profit (loss) for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs and income taxes.

(3)	See Note 3 for information regarding assets held for sale.

NOTE 16: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$440,891	$2,744	$—	$443,635

Programming and direct operating expenses	—	201,343	786	—	202,129
Selling, general and administrative	22,864	108,372	720	—	131,956
Depreciation and amortization	2,404	49,932	3,126	—	55,462
Gain on sales of spectrum	—	(133,197)	—	—	(133,197)
Total Operating Expenses	25,268	226,450	4,632	—	256,350

Operating (Loss) Profit	(25,268)	214,441	(1,888)	—	187,285

Income on equity investments, net	—	39,137	—	—	39,137
Interest income	1,898	—	—	—	1,898
Interest expense	(40,631)	—	—	—	(40,631)
Pension and other postretirement periodic benefit credit, net	7,084	—	—	—	7,084
Gain on investment transactions	—	3,888	—	—	3,888
Other non-operating items	(776)	—	—	—	(776)
Intercompany income (charges)	12,413	(12,378)	(35)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(45,280)	245,088	(1,923)	—	197,885
Income tax (benefit) expense	(7,555)	64,792	(535)	—	56,702
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	178,914	(338)	—	(178,576)	—
Income (Loss) from Continuing Operations	$141,189	$179,958	$(1,388)	$(178,576)	$141,183
Income (Loss) from Discontinued Operations, net of taxes	—	—	—	—	—
Net Income (Loss)	$141,189	$179,958	$(1,388)	$(178,576)	$141,183
Net loss from continuing operations attributable to noncontrolling interests	—	—	6	—	6
Net Income (Loss) attributable to Tribune Media Company	$141,189	$179,958	$(1,382)	$(178,576)	$141,189

Comprehensive Income (Loss)	$149,681	$179,933	$(922)	$(179,011)	$149,681

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$437,487	$2,423	$—	$439,910

Programming and direct operating expenses	—	239,232	821	—	240,053
Selling, general and administrative	38,702	126,089	803	—	165,594
Depreciation and amortization	2,948	49,162	3,120	—	55,230
Total Operating Expenses	41,650	414,483	4,744	—	460,877

Operating (Loss) Profit	(41,650)	23,004	(2,321)	—	(20,967)

(Loss) income on equity investments, net	(469)	37,506	—	—	37,037
Interest and dividend income	482	23	—	—	505
Interest expense	(38,592)	—	(166)	—	(38,758)
Pension and other postretirement periodic benefit credit, net	5,735	—	—	—	5,735
Loss on extinguishment and modification of debt	(19,052)	—	—	—	(19,052)
Gain on investment transaction	4,950	—	—	—	4,950
Write-down of investment	—	(122,000)	—	—	(122,000)
Other non-operating items	(276)	—	—	—	(276)
Intercompany income (charges)	28,218	(28,151)	(67)	—	—
Loss from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(60,654)	(89,618)	(2,554)	—	(152,826)
Income tax benefit	(23,715)	(26,941)	(958)	—	(51,614)
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(64,273)	(226)	—	64,499	—
(Loss) Income from Continuing Operations	$(101,212)	$(62,903)	$(1,596)	$64,499	$(101,212)
Income (Loss) from Discontinued Operations, net of taxes	15,618	(1,904)	807	1,097	15,618
Net (Loss) Income	$(85,594)	$(64,807)	$(789)	$65,596	$(85,594)

Comprehensive (Loss) Income	$(77,951)	$(62,931)	$10,578	$52,353	$(77,951)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$791,604	$1,133	$2,701	$—	$795,438
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Accounts receivable, net	154	382,140	826	—	383,120
Broadcast rights	—	90,456	1,225	—	91,681
Income taxes receivable	—	18,067	—	—	18,067
Prepaid expenses	8,408	13,110	278	—	21,796
Other	5,182	17,782	231	—	23,195
Total current assets	821,955	522,688	5,261	—	1,349,904
Properties
Property, plant and equipment	53,699	565,856	57,692	—	677,247
Accumulated depreciation	(30,248)	(205,909)	(7,520)	—	(243,677)
Net properties	23,451	359,947	50,172	—	433,570

Investments in subsidiaries	10,558,297	74,272	—	(10,632,569)	—

Other Assets
Broadcast rights	—	105,215	39	—	105,254
Goodwill	—	3,220,300	8,938	—	3,229,238
Other intangible assets, net	—	1,495,697	76,260	—	1,571,957
Investments	850	1,182,845	22,090	—	1,205,785
Intercompany receivables	2,671,812	6,897,014	390,779	(9,959,605)	—
Other	67,209	138,416	125	(53,754)	151,996
Total other assets	2,739,871	13,039,487	498,231	(10,013,359)	6,264,230
Total Assets	$14,143,574	$13,996,394	$553,664	$(20,645,928)	$8,047,704

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$24,331	$17,563	$1,174	$—	$43,068
Income taxes payable	—	76,189	—	—	76,189
Contracts payable for broadcast rights	—	214,428	1,429	—	215,857
Deferred revenue	—	12,774	867	—	13,641
Interest payable	14,412	—	—	—	14,412
Other	39,213	37,801	—	—	77,014
Total current liabilities	77,956	358,755	3,470	—	440,181

Non-Current Liabilities
Long-term debt	2,920,882	—	—	—	2,920,882
Deferred income taxes	—	524,485	56,988	(53,754)	527,719
Contracts payable for broadcast rights	—	252,879	62	—	252,941
Intercompany payables	7,390,186	2,297,350	272,069	(9,959,605)	—
Other	409,453	126,580	24,813	—	560,846
Total non-current liabilities	10,720,521	3,201,294	353,932	(10,013,359)	4,262,388
Total liabilities	10,798,477	3,560,049	357,402	(10,013,359)	4,702,569

Shareholders’ Equity (Deficit)
Common stock	102	—	—	—	102
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,012,052	9,040,065	202,942	(9,243,007)	4,012,052
Retained earnings (deficit)	4,706	1,398,981	(7,898)	(1,391,083)	4,706
Accumulated other comprehensive (loss) income	(39,569)	(2,701)	1,180	1,521	(39,569)
Total Tribune Media Company shareholders’ equity (deficit)	3,345,097	10,436,345	196,224	(10,632,569)	3,345,097
Noncontrolling interests	—	—	38	—	38
Total shareholders’ equity (deficit)	3,345,097	10,436,345	196,262	(10,632,569)	3,345,135
Total Liabilities and Shareholders’ Equity (Deficit)	$14,143,574	$13,996,394	$553,664	$(20,645,928)	$8,047,704

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(43,982)	$227,838	$(26,461)	$—	$157,395

Investing Activities
Capital expenditures	(2,813)	(10,836)	(24)	—	(13,673)
Investments	—	(28)	—	—	(28)
Sale of partial interest of equity method investment	—	833	—	—	833
Proceeds from sales of real estate and other assets	—	44	—	—	44
Proceeds from the sale of investments	—	3,057	—	—	3,057
Net cash (used in) provided by investing activities	(2,813)	(6,930)	(24)	—	(9,767)

Financing Activities
Payments of dividends	(21,922)	—	—	—	(21,922)
Tax withholdings related to net share settlements of share-based awards	(5,493)	—	—	—	(5,493)
Proceeds from stock option exercises	581	—	—	—	581
Change in intercompany receivables and payables and intercompany contributions	193,972	(221,276)	27,304	—	—
Net cash provided by (used in) financing activities	167,138	(221,276)	27,304	—	(26,834)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	120,343	(368)	819	—	120,794
Cash, cash equivalents and restricted cash, beginning of period	687,868	1,501	1,882	—	691,251
Cash, cash equivalents and restricted cash, end of period	$808,211	$1,133	$2,701	$—	$812,045

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$791,604	$1,133	$2,701	$—	$795,438
Restricted cash	16,607	—	—	—	16,607
Total cash, cash equivalents and restricted cash	$808,211	$1,133	$2,701	$—	$812,045

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(133,188)	$209,514	$(1,030)	$—	$75,296

Investing Activities
Capital expenditures	(1,413)	(12,468)	(753)	—	(14,634)
Net proceeds from the sale of business	571,749	(8,168)	(12,162)	—	551,419
Proceeds from sales of real estate and other assets	—	44,315	—	—	44,315
Proceeds from sale of investment	4,950	—	—	—	4,950
Net cash provided by (used in) investing activities	575,286	23,679	(12,915)	—	586,050

Financing Activities
Long-term borrowings	202,694	—	—	—	202,694
Repayments of long-term debt	(583,232)	—	(1,013)	—	(584,245)
Long-term debt issuance costs	(1,689)	—	—	—	(1,689)
Payments of dividends	(520,849)	—	—	—	(520,849)
Tax withholdings related to net share settlements of share-based awards	(7,053)	—	—	—	(7,053)
Proceeds from stock option exercises	2,385	—	—	—	2,385
Change in intercompany receivables and payables (1)	233,965	(239,190)	5,225	—	—
Net cash (used in) provided by financing activities	(673,779)	(239,190)	4,212	—	(908,757)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(231,681)	(5,997)	(9,733)	—	(247,411)
Cash, cash equivalents and restricted cash, beginning of period	592,204	7,378	11,616	—	611,198
Cash, cash equivalents and restricted cash, end of period	$360,523	$1,381	$1,883	$—	$363,787

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$342,957	$1,381	$1,883	$—	$346,221
Restricted cash	17,566	—	—	—	17,566
Total cash, cash equivalents and restricted cash	$360,523	$1,381	$1,883	$—	$363,787

(1)	Excludes the impact of a $54 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: SUBSEQUENT EVENTS
On May 8, 2018, the Company, Sinclair Television and Fox entered into the Fox Purchase Agreement to sell the assets of seven network affiliates of the Company for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement are: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). The Fox Purchase Agreement contains representations, warranties, covenants and indemnification provisions of the Company and Sinclair Television. The Closing is subject to approval of the FCC and clearance under the HSR Act, as well as the satisfaction or waiver of all conditions of the consummation of the Merger, which is scheduled to occur immediately following the Closing. Pursuant to the terms of the Fox Purchase Agreement, the requisite applications and other necessary instruments or documents requesting the FCC’s consent to the assignment of the FCC licenses relating to the network affiliates subject to the Fox Purchase Agreement shall be filed within five business days following the date of the Fox Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes as well as our audited consolidated financial statements for the fiscal year ended December 31, 2017. As a result of the Gracenote Sale (as further described below), the historical results of operations for the businesses included in the Gracenote Sale are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Quarterly Report are to Tribune Media Company’s continuing operations, unless specifically noted.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three months ended March 31, 2018 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements related to the Merger (as defined below). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
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

•	litigation in connection with the Merger;

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements, or resolve disputes, with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•	the potential impact of the modifications to the spectrum on the operation of our television stations, the costs, terms and restrictions associated with such actions;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order;

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	the financial performance and valuation of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with, and the effect of changes or developments in, government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed under “Risk Factors” of the Company’s filings with the Securities and Exchange Commission (the “SEC”); and

•	other events beyond our control that may result in unexpected adverse operating results.
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
OVERVIEW
We are a diversified media and entertainment company comprised of 42 local television stations, which we refer to as “our television stations,” that are either owned by us or owned by others, but to which we provide certain services, along with a national general entertainment cable network, a radio station, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets, including our equity investments that provide cash distributions, distinguishes us from traditional pure-play broadcasters.

As further described in Note 2 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018, on December 19, 2016, we entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which includes Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”), which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity,” the results of operations are reported as discontinued operations in our unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments in cable and digital assets, including equity investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (through our investment in Camaro Parent, LLC) (“CareerBuilder”) and an investment in New Cubs LLC. Television and Entertainment is a reportable segment, which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America as well as news, entertainment and sports information via our websites and other digital assets. Television and Entertainment includes 42 local television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Antenna TV and THIS TV, national multicast networks; and WGN-AM, a radio station in Chicago.
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
Our results of operations, when examined on a quarterly basis, reflect the historical seasonality of our advertising revenues. Typically, second and fourth quarter advertising revenues are higher than first and third quarter advertising revenues. Results for the second quarter usually reflect spring seasonal advertising, while the fourth quarter includes advertising related to the holiday season. In addition, our operating results are subject to fluctuations from political advertising as political spending is usually significantly higher in even numbered years due to advertising expenditures preceding local and national elections. For additional information on the businesses we operate, see “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) and our other filings with the SEC.

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
The applications seeking FCC approval of the transactions contemplated by the Merger Agreement (the “Applications”) were filed on June 26, 2017, and the FCC issued a public notice of the filing of the Applications and established a comment cycle on July 6, 2017. Several petitions to deny the Applications, and numerous other comments, both opposing and supporting the transaction, were filed in response to the public notice. Sinclair and us jointly filed an opposition to the petitions to deny on August 22, 2017 (the “Joint Opposition”). Petitioners and others filed replies to the Joint Opposition on August 29, 2017. On September 14, 2017, the FCC’s Media Bureau issued a Request for Information (“RFI”) seeking additional information regarding certain matters discussed in the Applications. Sinclair submitted a response to the RFI on October 5, 2017. On October 18, 2017, the FCC’s Media Bureau issued a public notice pausing the FCC’s 180-day transaction review “shot-clock” for 15 days to afford interested parties an opportunity to comment on the response to the RFI. On January 11, 2018, the FCC’s Media Bureau issued a public notice pausing the FCC’s shot-clock as of January 4, 2018 until Sinclair has filed amendments to the Applications along with divestiture applications and the FCC staff has had an opportunity to review any such submissions. On February 20, 2018, the parties filed an amendment to the Applications (the “February 20 Amendment”) that, among other things, (1) requested authority under the Duopoly Rule for Sinclair to own two top four rated stations in each of three television markets (the “Top-4 Requests”) and (2) identified stations (the “Divestiture Stations”) in 11 television markets that Sinclair proposes to divest in order for the Merger to comply with the Duopoly Rule and the National Television Multiple Ownership Rule. Concurrently, Sinclair filed applications (the “Divestiture Trust Applications”) proposing to place certain of the Divestiture Stations in an FCC-approved divestiture trust, if and as necessary, in order to facilitate the orderly divestiture of those stations following the consummation of the Merger. On February 27, 2018, in furtherance of certain undertakings made in the Applications and the February 20 Amendment, the parties filed separate applications seeking FCC approval of the sale of Tribune’s stations WPIX-TV, New York, New York, and WGN-TV, Chicago, Illinois, to third-party purchasers. On March 6, 2018, the parties filed an amendment to the Applications that, among other things, eliminated one of the Top-4 Requests and modified the remaining two Top-4 Requests. Also on March 6, 2018, the parties modified certain of the Divestiture Trust Applications. On April 24, 2018, the parties jointly filed (1) an amendment to the Applications (the “April 24 Amendment”) that superseded all prior amendments and, among other things, updated the pending Top-4 Requests and provided additional information regarding station divestitures proposed to be made by Sinclair in 15 television markets in order to comply with the Duopoly Rule or the National Television Multiple Ownership Rule, (2) a letter withdrawing the Divestiture Trust Applications and (3) a letter withdrawing the application for approval of the sale of WPIX-TV to a third-party purchaser. In order to facilitate certain of the compliance divestitures described in the April 24 Amendment, between April 24, 2018 and April 30, 2018, Sinclair filed applications seeking FCC consent to the assignment of license or transfer of control of certain stations in 11 television markets.
On May 8, 2018, we, Sinclair Television Group, Inc. (“Sinclair Television”) and Fox Television Stations, LLC (“Fox”) entered into an asset purchase agreement (the “Fox Purchase Agreement”) to sell the assets of seven network affiliates for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement are: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). The Fox Purchase Agreement contains representations, warranties, covenants and indemnification provisions of us and Sinclair Television. The closing of the sale pursuant to the Fox Purchase Agreement (the “Closing”) is subject to approval of the FCC and clearance under the HSR Act, as well as the satisfaction or waiver of all conditions of the consummation of the Merger, which is scheduled to occur immediately following the Closing. Pursuant to the terms of the Fox Purchase Agreement, the requisite applications and other necessary instruments or documents requesting the FCC’s consent to the assignment of the FCC licenses relating to the network affiliates subject to the Fox Purchase Agreement shall be filed within five business days following the date of the Fox Purchase Agreement.
On August 2, 2017, we received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after we and Sinclair have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing. The parties entered into an agreement with the DOJ on September 15, 2017 (the “DOJ Timing Agreement”), by which they agreed not to consummate the Merger Agreement before December 31, 2017, or 60 days following the date on which both parties have certified compliance with the second request, whichever is later. In addition, the parties agreed to provide the DOJ with 10 calendar days notice prior to consummating the Merger Agreement. The DOJ Timing Agreement has been amended twice, on October 30, 2017, to extend the date before which the parties may not consummate the Merger Agreement to January 30, 2018, and on January 27, 2018, to extend that date to February 11, 2018. The DOJ Timing Agreement thus currently provides that the parties will not consummate the Merger Agreement before February 11, 2018, or 60 days following the date on which both parties have certified compliance with the second request. The parties certified compliance on November 30, 2017 and are required under the DOJ Timing Agreement to provide the DOJ with 10 days’ notice before consummating the Merger Agreement.
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
In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before August 8, 2018.
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
See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information regarding the Debtors’ Chapter 11 cases and for a description of the terms and conditions of the Plan.
At March 31, 2018, restricted cash held by us to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we would be required to satisfy the allowed claims from our cash from operations.
Chicago Cubs Transactions
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2017) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through March 31, 2018 would be approximately $67 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. As of March 31, 2018, we have paid or accrued approximately $81 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 include a deferred tax liability of $68 million and $96 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
FCC Spectrum Auction
On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and have received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a Dreamcatcher station) as of December 31, 2017. The proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. In 2017, we used $102 million of after-tax proceeds to prepay a portion of our Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. FCC licenses with a carrying value of $39 million were included in assets held for sale as of December 31, 2017. In 2017, we received $172 million in gross pretax proceeds for these licenses as part of the FCC spectrum auction and in the first quarter of 2018 recognized a net pretax gain of $133 million related to the surrender of the spectrum of these television stations in January 2018. In 2017, we also received $84 million of pretax proceeds for sharing arrangements whereby we will provide hosting services to the counterparties. Additionally, we paid $66 million of proceeds in 2017 to counterparties who will host certain of our television stations under sharing arrangements.
Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The legislation authorizing the incentive auction provides the FCC with a $1.750 billion special fund to reimburse reasonable capital costs and expenses incurred by stations that are reassigned to new channels in the repacking, which amount was increased by $1 billion pursuant to the adoption of an amended version of the Repack Airwaves Yielding Better Access for Users of Modern Services (RAY BAUM’S) Act of 2018 by the U.S. Congress on March 23, 2018. We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Non-Operating Items
Non-operating items for the three months ended March 31, 2018 and March 31, 2017 are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Loss on extinguishment and modification of debt	$—	$(19,052)
Gain on investment transactions	3,888	4,950
Write-down of investment	—	(122,000)
Other non-operating gain (loss), net	117	(26)
Total non-operating gain (loss), net	$4,005	$(136,128)

Non-operating items for the three months ended March 31, 2018 included a pretax gain of $4 million from the sale of one of our other equity investments.
Non-operating items for the three months ended March 31, 2017 included a $19 million pretax loss on the extinguishment and modification of debt. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million of the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” Gain on investment transactions for the three months ended March 31, 2017 included a pretax gain of $5 million from the sale of our tronc, Inc. (“tronc”) shares. Write-down of investment for the three months ended March 31, 2017 included non-cash pretax impairment charge of $122 million to write down our investment in CareerBuilder, as further described in Note 5 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2018.

RESULTS OF OPERATIONS
On December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell equity interests in substantially all of the Digital and Data business operations. The Gracenote Sale was completed on January 31, 2017. As a result, the historical results of operations for businesses included in the Gracenote Sale are reported in discontinued operations for all periods presented.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The amendments in ASU 2014-09 created Topic 606 and superseded the revenue recognition requirements in Topic 605, “Revenue Recognition.” We adopted the new revenue guidance in the first quarter of 2018 using the modified retrospective transition method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods prior to adoption continue to be presented in accordance with our historical accounting under Topic 605.
The only identified impact to our financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized. The following discussion and analysis presents a review of our continuing operations as of and for the three months ended March 31, 2018 and March 31, 2017, unless otherwise noted.
CONSOLIDATED
Consolidated operating results for the three months ended March 31, 2018 and March 31, 2017 are shown in the table below:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Operating revenues	$443,635	$439,910	+1%

Operating profit (loss)	$187,285	$(20,967)	*

Income on equity investments, net	$39,137	$37,037	+6%

Income (loss) from continuing operations	$141,183	$(101,212)	*

Income from discontinued operations, net of taxes	$—	$15,618	*

Net income (loss) attributable to Tribune Media Company	$141,189	$(85,594)	*

*	Represents positive or negative change equal to, or in excess of 100%

Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Operating revenues
Television and Entertainment	$440,702	$436,033	+1%
Corporate and Other	2,933	3,877	-24%
Total operating revenues	$443,635	$439,910	+1%
Operating profit (loss)
Television and Entertainment	$211,852	$20,013	*
Corporate and Other	(24,567)	(40,980)	-40%
Total operating profit (loss)	$187,285	$(20,967)	*

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
Consolidated operating revenues increased 1%, or $4 million, in the three months ended March 31, 2018 primarily due to an increase at Television and Entertainment driven by higher retransmission revenues and carriage fees, partially offset by lower advertising revenue and the absence of barter revenue due to the new revenue guidance adopted in 2018. Consolidated operating profit increased $208 million to operating profit of $187 million in the three months ended March 31, 2018, from an operating loss of $21 million in the three months ended March 31, 2017. The increase was primarily driven by higher Television and Entertainment operating profit largely due to a $133 million gain on the sales of spectrum and lower programming expenses and a lower Corporate and Other operating loss primarily due to a decrease in compensation expense.
Operating Expenses—Consolidated operating expenses for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Programming	$100,741	$141,246	-29%
Direct operating expenses	101,388	98,807	+3%
Selling, general and administrative	131,956	165,594	-20%
Depreciation	13,775	13,571	+2%
Amortization	41,687	41,659	—%
Gain on sales of spectrum	(133,197)	—	*
Total operating expenses	$256,350	$460,877	-44%

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
Programming expenses, which represented 23% of revenues for the three months ended March 31, 2018 compared to 32% for the three months ended March 31, 2017, decreased 29%, or $41 million, primarily due to lower amortization of license fees and the absence of barter expense due to the new revenue guidance adopted in 2018, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $39 million was primarily attributable to three originals airing in the first quarter of 2017 (Outsiders, Underground and Salem) versus airing lower cost programming in the first quarter of 2018 after the shift in programming strategy at WGN America. Barter expense decreased by $7 million as we no longer recognize barter revenue and expense as a result of adopting new revenue guidance in 2018. Network affiliate fees increased by $4 million mainly due to contractual increases.
Direct operating expenses, which represented 23% of revenues for the three months ended March 31, 2018 and 22% for the three months ended March 31, 2017, increased 3%, or $3 million, primarily due to increases of $1 million in each of compensation expense, outside services expense and other expenses.
SG&A expenses, which represented 30% of revenues for the three months ended March 31, 2018 and 38% for the three months ended March 31, 2017, decreased 20%, or $34 million, due to lower compensation expense and promotion expense. Compensation expense decreased 27%, or $22 million, due to a $17 million decrease at Corporate and Other driven by the absence of separation costs related to the resignation of the CEO in the first quarter of 2017, as well as overall lower incentive compensation and equity compensation expense and a decrease of $5 million at Television and Entertainment. Promotion expense decreased 30%, or $13 million, primarily due to a $12 million decrease at WGN America.
Depreciation expense and amortization expense were flat for the three months ended March 31, 2018.
Gain on sales of spectrum of $133 million for the three months ended March 31, 2018 relates to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018.
Income From Discontinued Operations, Net of Taxes—The results of discontinued operations for the three months ended March 31, 2017 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Income from discontinued operations, net of taxes totaled $16 million for the three months ended March 31, 2017, including a pretax gain on the sale of $35 million. Interest expense allocated to discontinued operations totaled $1 million for the three months ended March 31, 2017. The results of discontinued operations also include selling and transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $10 million for the three months ended March 31, 2017. See Note 2 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 for further information.
TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Operating revenues	$440,702	$436,033	+1%
Operating expenses	228,850	416,020	-45%
Operating profit	$211,852	$20,013	*

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
Television and Entertainment operating revenues increased 1%, or $5 million, in the three months ended March 31, 2018 largely due to an increase in retransmission revenues and carriage fees, partially offset by a decrease in advertising revenue and barter/trade revenue, as further described below.

Television and Entertainment operating profit increased $192 million, in the three months ended March 31, 2018 mainly due to a net pretax gain of $133 million in the first quarter of 2018 related to licenses sold in the FCC spectrum auction as described above, a $41 million decrease in programming expenses as well as declines in compensation expense and other expense, as further described below.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Advertising	$270,439	$291,707	-7%
Retransmission revenues	118,142	94,214	+25%
Carriage fees	41,662	33,610	+24%
Barter/trade	2,094	9,012	-77%
Other	8,365	7,490	+12%
Total operating revenues	$440,702	$436,033	+1%
Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
Advertising Revenues—Advertising revenues, net of agency commissions, fell 7%, or $21 million, in the three months ended March 31, 2018 primarily due to a $29 million decrease in net core advertising revenues (comprised of local and national advertising, excluding political and digital) partially offset by a $8 million increase in net political advertising revenues. The decrease in net core advertising revenue was primarily due to a decline in market revenues, a decrease in revenues associated with airing the Super Bowl on 2 NBC-affiliated stations in 2018 compared to 14 FOX-affiliated stations in 2017 and the 2018 Winter Olympics, which negatively impacted non-NBC affiliated stations’ advertising revenues. Net political advertising revenues, which are a component of total advertising revenues, were approximately $9 million for the three months ended March 31, 2018 compared to $2 million for the three months ended March 31, 2017, as 2018 is an election year.
Retransmission Revenues—Retransmission revenues increased 25%, or $24 million, in the three months ended March 31, 2018 primarily due to a $28 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.
Carriage Fees—Carriage fees were up 24%, or $8 million, in the three months ended March 31, 2018 due mainly to a $7 million increase from higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues decreased 77%, or $7 million, in the three months ended March 31, 2018 as barter revenues are no longer recognized under new revenue guidance adopted in 2018. We recognized $7 million of barter revenue for the three months ended March 31, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues increased 12%, or $1 million, in the three months ended March 31, 2018.

Operating Expenses—Television and Entertainment operating expenses for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Compensation	$133,732	$138,162	-3%
Programming	100,741	141,246	-29%
Depreciation	10,870	10,039	+8%
Amortization	41,687	41,659	—%
Other	75,017	84,914	-12%
Gain on sales of spectrum	(133,197)	—	*
Total operating expenses	$228,850	$416,020	-45%

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
Television and Entertainment operating expenses decreased 45%, or $187 million, in the three months ended March 31, 2018 compared to the prior year period largely due to a net pretax gain of $133 million in the first quarter of 2018 related to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, a $41 million decrease in programming expenses and declines in compensation expense and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, decreased 3%, or $4 million, in the three months ended March 31, 2018 primarily due to a $3 million decrease in direct pay and benefits and a $1 million decrease in incentive compensation.
Programming Expense—Programming expense decreased 29%, or $41 million, in the three months ended March 31, 2018 primarily due to lower amortization of license fees and the lack of barter expense as a result of new revenue guidance adopted in 2018, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $39 million was primarily attributable to three originals airing in the first quarter of 2017 (Outsiders, Underground and Salem) versus airing lower cost programming in the first quarter of 2018 after the shift in programming strategy at WGN America. Barter expense decreased by $7 million as we no longer recognize barter revenue and expense as a result of new revenue guidance adopted in 2018. Network affiliate fees increased by $4 million mainly due to contractual increases.
Depreciation and Amortization Expense—Depreciation expense increased 8%, or less than $1 million, in the three months ended March 31, 2018. Amortization expense remained flat in the three months ended March 31, 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 12%, or $10 million, in the three months ended March 31, 2018 primarily due to $12 million decrease in promotion expense at WGN America due to the new programming strategy, partially offset by a $1 million increase in occupancy expense.
Gain on Sales of Spectrum—In the three months ended March 31, 2018, we recorded a net pretax gain of $133 million related to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018.

CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating results for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Real estate revenues	$2,933	$3,877	-24%

Operating Expenses
Real estate (1)	$2,231	$3,207	-30%
Corporate (2)	25,269	41,650	-39%
Total operating expenses	$27,500	$44,857	-39%

(1)	Real estate operating expenses included less than $1 million of depreciation expense for each of the three months ended March 31, 2018 and March 31, 2017.

(2)	Corporate operating expenses included $2 million and $3 million of depreciation expense for the three months ended March 31, 2018 and March 31, 2017, respectively.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
Real Estate Revenues—Real estate revenues decreased 24%, or $1 million, in the three months ended March 31, 2018 primarily due to the loss of revenue from real estate properties sold in 2017.
Real Estate Expenses—Real estate expenses decreased 30%, or $1 million, in the three months ended March 31, 2018 primarily resulting from a $1 million reduction in impairment charges associated with certain real estate properties.
Corporate Expenses—Corporate expenses decreased 39%, or $16 million, in the three months ended March 31, 2018 primarily due to lower compensation expense. The prior year included $6 million of severance expense and $5 million of accelerated equity compensation expense related to the resignation of the CEO. In addition, compared to the prior year, incentive compensation and equity compensation expense both decreased.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three months ended March 31, 2018 and March 31, 2017 was as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Income from equity investments, net, before amortization of basis difference	$51,606	$52,888	-2%
Amortization of basis difference (1)	(12,469)	(15,851)	-21%
Income on equity investments, net	$39,137	$37,037	+6%

(1)	See Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 for the discussion of the amortization of basis difference.
Income on equity investments, net increased 6%, or $2 million, in the three months ended March 31, 2018 primarily due to a $3 million decline in amortization of basis difference as a result of the write-down of our investment in CareerBuilder in 2017, which eliminated the remaining basis difference for that investment.

As described in Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018, in the three months ended March 31, 2017, we recorded a non-cash pretax impairment charge of $122 million to write down our investment in CareerBuilder, which is included in write-down of investment in our unaudited Condensed Consolidated Statements of Operations.
Cash distributions from our equity method investments were as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Cash distributions from equity investments	$115,137	$111,509	+3%
Cash distributions from TV Food Network increased 3%, or $4 million, in the three months ended March 31, 2018.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017	Change
Interest and dividend income	$1,898	$505	*

Interest expense (1)	$40,631	$38,758	+5%

Income tax expense (benefit) (2)	$56,702	$(51,614)	*

*	Represents positive or negative change equal to, or in excess of 100%

(1)
Interest expense excludes $1 million for the three months ended March 31, 2017 related to discontinued operations. We used $400 million of the proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility and the interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility.

(2)	Income tax benefit excludes an expense of $14 million for the three months ended March 31, 2017 related to discontinued operations.
Interest Expense—Interest expense from continuing operations for each of the three months ended March 31, 2018 and March 31, 2017 includes amortization of debt issuance costs of $2 million.
Income Tax Expense (Benefit)—In the three months ended March 31, 2018, we recorded an income tax expense from continuing operations of $57 million. The effective tax rate on pretax income from continuing operations was 28.7% for the three months ended March 31, 2018. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a net $2 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three months ended March 31, 2017, we recorded income tax benefit from continuing operations of $52 million. The effective tax rate on pretax loss from continuing operations was 33.8% for the three months ended March 31, 2017. The rate differs from the U.S. federal statutory rate of 35% at the time due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses, a $1 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, and a $1 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
Although we believe our estimates and judgments are reasonable, the resolutions of our income tax matters are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We intend to continue the monetization of our real estate portfolio to take advantage of robust market conditions although there can be no assurance that any such divestiture can be completed in a timely manner, on favorable terms or at all. The Merger Agreement for the proposed merger with Sinclair places certain limitations on our use of cash, including our application of cash to repurchase shares of our Common Stock, our ability to declare any dividends other than quarterly dividends of $0.25 or less per share, our ability to make certain capital expenditures (except pursuant to our capital expenditures budget), and pursue significant business acquisitions.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$157,395	$75,296
Net cash (used in) provided by investing activities	(9,767)	586,050
Net cash used in financing activities	(26,834)	(908,757)
Net increase (decrease) in cash, cash equivalents and restricted cash	$120,794	$(247,411)
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2018 was $157 million compared to $75 million for the three months ended March 31, 2017. The increase was primarily due to higher operating cash flows from operating results, partially offset by unfavorable working capital changes. Distributions from our equity investment were $115 million for the three months ended March 31, 2018 compared to $112 million for the three months ended March 31, 2017.
Investing activities
Net cash used in investing activities totaled $10 million for the three months ended March 31, 2018. Our capital expenditures in the three months ended March 31, 2018 totaled $14 million. In the three months ended March 31, 2018, we received net proceeds of $4 million from the sales of investments.

Net cash provided by investing activities totaled $586 million for the three months ended March 31, 2017. Our capital expenditures in the three months ended March 31, 2017 totaled $15 million. In the three months ended March 31, 2017, we received net proceeds of $551 million from the Gracenote Sale, $44 million related to the sales of real estate and $5 million related to the sale of tronc shares.
Financing activities
Net cash used in financing activities was $27 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we paid quarterly cash dividends of $22 million and paid $5 million of tax withholdings related to net share settlement of share-based awards.
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
Debt
Our debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,745 and $1,900	$187,880	$187,725
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $20,929 and $21,783	1,644,963	1,644,109
5.875% Senior Notes due 2022, net of debt issuance costs of $11,961 and $12,649	1,088,039	1,087,351
Total debt (1)	$2,920,882	$2,919,185

(1)	Under the terms of the Merger Agreement, Sinclair will assume, repay or refinance all of our outstanding debt on the date the Merger is closed.
Secured Credit Facility—At both March 31, 2018 and December 31, 2017, our secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding, and a $420 million revolving credit facility (“Revolving Credit Facility”). At both March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility; however, there were standby letters of credit outstanding of $20 million and $21 million, respectively, primarily in support of our workers’ compensation insurance programs. See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility.
On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our outstanding term loans. In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million prepayment, we recorded a loss of $19 million on the extinguishment and modification of debt, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018.

During the third quarter of 2017, we used $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay outstanding loans under the Term Loan Facility. Subsequent to these payments, our quarterly installments related to the remaining principal amount of the Term C Loans are not due until the third quarter of 2022. As a result of earlier prepayments, quarterly installments related to the remaining principal amount of the Term B Loans are not required until the payoff of the Term B Loans in December 2020. We recorded charges of $1 million associated with debt extinguishment in the three months ended September 30, 2017. See Note 8 for additional information regarding our participation in the FCC spectrum auction.
Under the Merger Agreement, we may not incur debt, other than pursuant to our Revolving Credit Facility.
5.875% Senior Notes due 2022—On June 24, 2015, we issued $1.100 billion aggregate principal amount of our 5.875% Senior Notes due 2022, which we exchanged for substantially identical securities registered under the Securities Act of 1933, as amended, on May 4, 2016 (the “Notes”). The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, which commenced on January 15, 2016. The Notes mature on July 15, 2022.
Dreamcatcher Credit Facility—We and the guarantors guaranteed the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for the description of the Dreamcatcher Credit Facility. We used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility in August 2017 as any proceeds received by Dreamcatcher as a result of the FCC spectrum auction were required to be first used to repay the Dreamcatcher Credit Facility. We made the final payment to pay off the Dreamcatcher Credit Facility in September 2017.
Repurchases of Equity Securities
On February 24, 2016, the Board of Directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock (the “2016 Stock Repurchase Program”). Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The repurchase program may be suspended or discontinued at any time. We did not repurchase any shares of Common Stock during 2017 and did not make any share repurchases during the three months ended March 31, 2018. As of March 31, 2018, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
Cash Dividends
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
On May 8, 2018, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on June 5, 2018 to holders of record of Common Stock and Warrants as of May 21, 2018.
On February 3, 2017, we paid a special cash dividend of $5.77 per share to holders of record of our Common Stock at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants.

Any determination to pay dividends on our Common Stock, and the establishment of the per share amount, record dates and payment dates, is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings and cash flows, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. Under the Merger Agreement, we may not pay dividends other than quarterly dividends of $0.25 or less per share. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
Off-Balance Sheet Arrangements
As further described in Note 5 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2018, in the first quarter of 2018, New Cubs LLC refinanced a portion of its debt which was guaranteed by us and we ceased being a guarantor of the refinanced debt. As of March 31, 2018, the remaining guarantees were capped at $249 million plus unpaid interest.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 for a discussion of new accounting guidance and the Company’s adoption of certain accounting standards in the first quarter of 2018.
We have updated our revenue recognition policies in conjunction with our adoption of Topic 606 as further described in Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018. See Note 1 for additional information on the key judgments and estimates related to revenue recognition under the new policy. Except for the adoption of Topic 606, there were no other changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2017 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2017.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2018. Based on management’s evaluation, our Chief Executive Officer and

Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information.
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2017) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through March 31, 2018 would be approximately $67 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through March 31, 2018, we have paid or accrued approximately $81 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of March 31, 2018 includes deferred tax liabilities of $68 million related to the future recognition of taxable income and gain from the Chicago Cubs

Transactions. Our liability for unrecognized tax benefits totaled $23 million at March 31, 2018 and December 31, 2017.
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
ITEM 1A. RISK FACTORS
We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our 2017 Annual Report. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2017 Annual Report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.”
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
Since the initial issuance of the Warrants on December 31, 2012 through March 31, 2018, we have issued 16,615,891 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,759,421 Warrants. Of these exercises, we issued 12,636,807 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,662 from the exercises. In addition, we issued 3,979,084 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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
Repurchases of Equity Securities
During the three months ended March 31, 2018, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of March 31, 2018, the remaining authorized amount under the current authorization totaled $168 million. The Merger Agreement prohibits us from engaging in additional share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On May 8, 2018, we, Sinclair Television and Fox entered into the Fox Purchase Agreement to sell the assets of seven network affiliates for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement are: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). The Fox Purchase Agreement contains representations, warranties, covenants and indemnification provisions of us and Sinclair Television. The Closing is subject to approval of the FCC and clearance under the HSR Act, as well as the satisfaction or waiver of all conditions of the consummation of the Merger, which is scheduled to occur immediately following the Closing. Pursuant to the terms of the Fox Purchase Agreement, the requisite applications and other necessary instruments or documents requesting the FCC’s consent to the assignment of the FCC licenses relating to the network affiliates subject to the Fox Purchase Agreement shall be filed within five business days following the date of the Fox Purchase Agreement.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.39§	Offer of employment, dated June 9, 2017, between Tribune Media Company and Gavin Harvey

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§	Constitutes a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2018.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer