Form 10-Q
period 2018-06-30
TRIBUNE MEDIA CO
filed 2018-08-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Registrant’s telephone number, including area code: (312) 222-3394.
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
Yes ☐ No ☒
As of July 31, 2018, 87,625,933 shares of the registrant’s Class A Common Stock and 5,557 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating Revenues
Television and Entertainment	$486,417	$466,061	$927,119	$902,094
Other	2,941	3,456	5,874	7,333
Total operating revenues	489,358	469,517	932,993	909,427
Operating Expenses
Programming	111,635	157,084	212,376	298,330
Direct operating expenses	98,817	96,940	200,205	195,747
Selling, general and administrative	125,878	147,249	257,834	312,843
Depreciation	13,281	13,927	27,056	27,498
Amortization	41,681	41,664	83,368	83,323
Gain on sales of spectrum (Note 8)	—	—	(133,197)	—
Total operating expenses	391,292	456,864	647,642	917,741
Operating Profit (Loss)	98,066	12,653	285,351	(8,314)
Income on equity investments, net	52,568	40,761	91,705	77,798
Interest and dividend income	2,336	548	4,234	1,053
Interest expense	(41,990)	(40,185)	(82,621)	(78,943)
Pension and other postretirement periodic benefit credit, net	6,985	5,673	14,069	11,408
Loss on extinguishment and modification of debt	—	—	—	(19,052)
Gain on investment transactions	—	—	3,888	4,950
Write-downs of investment	—	(58,800)	—	(180,800)
Other non-operating (loss) gain, net	(26)	71	91	45
Reorganization items, net	(685)	(449)	(1,578)	(699)
Income (Loss) from Continuing Operations Before Income Taxes	117,254	(39,728)	315,139	(192,554)
Income tax expense (benefit)	32,816	(9,905)	89,518	(61,519)
Income (Loss) from Continuing Operations	84,438	(29,823)	225,621	(131,035)
(Loss) Income from Discontinued Operations, net of taxes (Note 2)	—	(579)	—	15,039
Net Income (Loss)	$84,438	$(30,402)	$225,621	$(115,996)
Net loss from continuing operations attributable to noncontrolling interests	4	—	10	—
Net Income (Loss) attributable to Tribune Media Company	$84,442	$(30,402)	$225,631	$(115,996)
Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.96	$(0.34)	$2.58	$(1.51)
Discontinued Operations	—	(0.01)	—	0.17
Net Earnings (Loss) Per Common Share	$0.96	$(0.35)	$2.58	$(1.34)
Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.96	$(0.34)	$2.55	$(1.51)
Discontinued Operations	—	(0.01)	—	0.17
Net Earnings (Loss) Per Common Share	$0.96	$(0.35)	$2.55	$(1.34)
Regular dividends declared per common share	$0.25	$0.25	$0.50	$0.50
Special dividends declared per common share	$—	$—	$—	$5.77

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income (Loss)	$84,438	$(30,402)	$225,621	$(115,996)
Less: (Loss) Income from Discontinued Operations, net of taxes	—	(579)	—	15,039
Net Income (Loss) from Continuing Operations	84,438	(29,823)	225,621	(131,035)

Other Comprehensive Income (Loss) from Continuing Operations, net of taxes
Pension and other post-retirement benefit items:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(1,327) and $(285) for the three and six months ended June 30, 2018 and June 30, 2017, respectively	(3,827)	(442)	(3,827)	(442)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(13) and $(23) for the three months ended June 30, 2018 and June 30, 2017, respectively, and $(29) and $(51) for the six months ended June 30, 2018 and June 30, 2017, respectively	(37)	(36)	(83)	(80)
Change in unrecognized benefit plan gains and losses, net of taxes	(3,864)	(478)	(3,910)	(522)
Marketable securities:
Change in unrealized holding gains and losses arising during the period, net of taxes of $(0) and $(60) for the three and six months ended June 30, 2017, respectively	—	(1)	—	(95)
Adjustment for gain on investment sale included in net income, net of taxes of $(1,961) for the six months ended June 30, 2017	—	—	—	(3,042)
Change in marketable securities, net of taxes	—	(1)	—	(3,137)
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $975 and $(2,107) for the three months ended June 30, 2018 and June 30, 2017, respectively, and $3,571 and $(3,454) for the six months ended June 30, 2018 and June 30, 2017, respectively	2,810	(3,269)	10,297	(5,357)
Gains and losses reclassified to net income, net of taxes of $112 and $621 for the three months ended June 30, 2018 and June 30, 2017, respectively, $326 and $1,129 for the six months ended June 30, 2018 and June 30, 2017, respectively	325	963	941	1,751
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	3,135	(2,306)	11,238	(3,606)
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $67 and $2,609 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $58 and $2,710 for the six months ended June 30, 2018 and June 30, 2017, respectively	(702)	5,052	(267)	5,404
Other Comprehensive Income (Loss) from Continuing Operations, net of taxes	(1,431)	2,267	7,061	(1,861)
Comprehensive Income (Loss) from Continuing Operations, net of taxes	83,007	(27,556)	232,682	(132,896)
Comprehensive (Loss) Income from Discontinued Operations, net of taxes	—	(579)	—	26,810
Comprehensive Income (Loss)	$83,007	$(28,135)	$232,682	$(106,086)
Comprehensive loss attributable to noncontrolling interests	4	—	10	—
Comprehensive Income (Loss) Attributable to Tribune Media Company	$83,011	$(28,135)	$232,692	$(106,086)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$828,850	$673,685
Restricted cash and cash equivalents	16,607	17,566
Accounts receivable (net of allowances of $4,287 and $4,814)	405,952	420,095
Broadcast rights	81,907	129,174
Income taxes receivable	17,916	18,274
Prepaid expenses	29,268	20,158
Other	21,754	14,039
Total current assets	1,402,254	1,292,991
Properties
Property, plant and equipment	653,426	673,682
Accumulated depreciation	(249,787)	(233,387)
Net properties	403,639	440,295
Other Assets
Broadcast rights	98,133	133,683
Goodwill	3,228,774	3,228,988
Other intangible assets, net	1,529,698	1,613,665
Assets held for sale	28,955	38,900
Investments	1,213,240	1,281,791
Other	154,625	139,015
Total other assets	6,253,425	6,436,042
Total Assets (1)	$8,059,318	$8,169,328

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2018	December 31, 2017
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$46,526	$48,319
Income taxes payable	43,155	36,252
Employee compensation and benefits	58,075	71,759
Contracts payable for broadcast rights	210,140	253,244
Deferred revenue	14,739	11,942
Interest payable	30,339	30,525
Deferred spectrum auction proceeds (Note 8)	—	172,102
Other	29,679	30,124
Total current liabilities	432,653	654,267
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $32,917 and $36,332)	2,922,600	2,919,185
Deferred income taxes	528,150	508,174
Contracts payable for broadcast rights	232,093	300,420
Pension obligations, net	363,577	396,875
Postretirement, medical, life and other benefits	9,372	9,328
Other obligations	159,491	163,899
Total non-current liabilities	4,215,283	4,297,881
Total Liabilities (1)	4,647,936	4,952,148
Commitments and Contingent Liabilities (Note 8)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at June 30, 2018 and at December 31, 2017	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 101,727,977 shares issued and 87,625,792 shares outstanding at June 30, 2018 and 101,429,999 shares issued and 87,327,814 shares outstanding at December 31, 2017	102	101
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,557 shares at June 30, 2018 and December 31, 2017	—	—
Treasury stock, at cost: 14,102,185 shares at June 30, 2018 and December 31, 2017	(632,194)	(632,194)
Additional paid-in-capital	4,017,522	4,011,530
Retained earnings (deficit)	66,920	(114,240)
Accumulated other comprehensive loss	(41,000)	(48,061)
Total Tribune Media Company shareholders’ equity	3,411,350	3,217,136
Noncontrolling interests	32	44
Total shareholders’ equity	3,411,382	3,217,180
Total Liabilities and Shareholders’ Equity	$8,059,318	$8,169,328

(1)
The Company’s consolidated total assets as of June 30, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $74 million and $81 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of June 30, 2018 and December 31, 2017 include total liabilities of the VIEs of $26 million and $29 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2017	$3,217,180	$(114,240)	$(48,061)	$4,011,530	$(632,194)	$44	$101	101,429,999	$—	5,557
Comprehensive income:
Net income (loss)	225,621	225,631	—	—	—	(10)	—	—	—	—
Other comprehensive income, net of taxes	7,061	—	7,061	—	—	—	—	—	—	—
Comprehensive income	232,682
Regular dividends declared to shareholders and warrant holders, $0.50 per share (1)	(43,847)	(44,471)	—	624	—	—	—	—	—	—
Stock-based compensation	10,511	—	—	10,511	—	—	—	—	—	—
Net share settlements of stock-based awards	(5,142)	—	—	(5,143)	—	—	1	297,978	—	—
Distributions to noncontrolling interest	(2)	—	—	—	—	(2)	—	—	—	—
Balance at June 30, 2018	$3,411,382	$66,920	$(41,000)	$4,017,522	$(632,194)	$32	$102	101,727,977	$—	5,557

(1) Includes $0.6 million of granted dividend equivalent units.

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities
Net income (loss)	$225,621	$(115,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	10,511	22,093
Pension credit and contributions	(38,027)	(11,024)
Depreciation	27,056	27,498
Amortization of contract intangible assets and liabilities	440	429
Amortization of other intangible assets	83,368	83,323
Income on equity investments, net	(91,705)	(77,798)
Distributions from equity investments	158,926	149,650
Non-cash loss on extinguishment and modification of debt	—	6,823
Original issue discount payments	—	(6,873)
Write-downs of investment	—	180,800
Amortization of debt issuance costs and original issue discount	3,718	4,127
Gain on sales of spectrum (Note 8)	(133,197)	—
Gain on sale of business	—	(34,510)
Gain on investment transactions	(3,888)	(4,950)
Gain on sales of real estate, net	—	(300)
Other non-operating gain, net	(91)	(45)
Changes in working capital items:
Accounts receivable, net	12,917	32,074
Prepaid expenses and other current assets	(16,825)	14,659
Accounts payable	(1,857)	(8,896)
Employee compensation and benefits, accrued expenses and other current liabilities	(13,993)	(17,014)
Deferred revenue	2,801	(2,726)
Income taxes	7,271	24,756
Change in broadcast rights, net of liabilities	(28,612)	(11,893)
Deferred income taxes	17,405	(141,944)
Other, net	(898)	10,434
Net cash provided by operating activities	220,941	122,697

Investing Activities
Capital expenditures	(24,947)	(28,099)
Net proceeds from the sale of business	—	554,487
Sale of partial interest in equity investment	833	—
Proceeds from sales of real estate and other assets	58	59,751
Proceeds from the sale of investments	3,057	4,950
Other, net	3,255	805
Net cash (used in) provided by investing activities	(17,744)	591,894

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Financing Activities
Long-term borrowings	—	202,694
Repayments of long-term debt	—	(589,661)
Long-term debt issuance costs	—	(1,689)
Payments of dividends	(43,847)	(542,665)
Tax withholdings related to net share settlements of share-based awards	(5,723)	(7,351)
Proceeds from stock option exercises	581	10,013
(Distributions to)/contributions from noncontrolling interests	(2)	1,003
Net cash used in financing activities	(48,991)	(927,656)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	154,206	(213,065)
Cash, cash equivalents and restricted cash, beginning of period (1)	691,251	611,198
Cash, cash equivalents and restricted cash, end of period	$845,457	$398,133

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$828,850	$380,567
Restricted cash	16,607	17,566
Total cash, cash equivalents and restricted cash	$845,457	$398,133

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$79,027	$76,264
Income taxes, net	$64,294	$68,685

(1)
Cash, cash equivalents and restricted cash at the beginning of the six months ended June 30, 2017 of $611 million are comprised of $595 million of cash, cash equivalents and restricted cash from continuing operations as reflected in the Company’s unaudited Condensed Consolidated Balance Sheets and $16 million of cash, cash equivalents and restricted cash reflected in current assets of discontinued operations.

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the three and six months ended June 30, 2018 and June 30, 2017. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the Merger, each share of the Company’s Common Stock would have been converted into the right to receive (i) $35.00 in cash, without interest and less any required withholding taxes (such amount, the “Cash Consideration”), and (ii) 0.2300 (the “Exchange Ratio”) of a validly issued, fully paid and nonassessable share of Class A common stock, $0.01 par value per share (the “Sinclair Common Stock”), of Sinclair (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”).
The consummation of the Merger was subject to the satisfaction or waiver of certain important conditions, including, among others: (i) the approval of the Merger by the Company’s stockholders, (ii) the receipt of approval from the Federal Communications Commission (the “FCC”) and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (iii) the effectiveness of a registration statement on Form S-4 registering the Sinclair Common Stock to be issued in connection with the Merger and no stop order or proceedings seeking the same having been initiated by the Securities and Exchange Commission (the “SEC”).
Pursuant to Section 7.1(e) of the Merger Agreement, Sinclair was “entitled to direct, in consultation with the Company, the timing for making, and approve (such approval not to be unreasonably withheld) the content of, any filings with or presentations or submissions to any Governmental Authority relating to this Agreement or the transactions contemplated hereby and to take the lead in the scheduling of, and strategic planning for, any meetings with, and the conducting of negotiations with, Governmental Authorities relating to this Agreement or the transactions contemplated hereby.” Applications to regulatory authorities made jointly by Sinclair and Tribune in

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

connection with the Merger were made at the direction of Sinclair pursuant to its authority under this provision of the Merger Agreement.
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
The applications seeking FCC approval of the transactions contemplated by the Merger Agreement (the “Applications”) were filed on June 26, 2017, and the FCC issued a public notice of the filing of the Applications and established a comment cycle on July 6, 2017. Several petitions to deny the Applications, and numerous other comments, both opposing and supporting the transaction, were filed in response to the public notice. Sinclair and Tribune jointly filed an opposition to the petitions to deny on August 22, 2017 (the “Joint Opposition”). Petitioners and others filed replies to the Joint Opposition on August 29, 2017. On September 14, 2017, the FCC’s Media Bureau issued a Request for Information (“RFI”) seeking additional information regarding certain matters discussed in the Applications. Sinclair submitted a response to the RFI on October 5, 2017. On October 18, 2017, the FCC’s Media Bureau issued a public notice pausing the FCC’s 180-day transaction review “shot-clock” for 15 days to afford interested parties an opportunity to comment on the response to the RFI. On January 11, 2018, the FCC’s Media Bureau issued a public notice pausing the FCC’s shot-clock as of January 4, 2018 until Sinclair has filed amendments to the Applications along with divestiture applications and the FCC staff has had an opportunity to review any such submissions. On February 20, 2018, the parties filed an amendment to the Applications (the “February 20 Amendment”) that, among other things, (1) requested authority under the Duopoly Rule for Sinclair to own two top four rated stations in each of three television markets (the “Top-4 Requests”) and (2) identified stations (the “Divestiture Stations”) in 11 television markets that Sinclair proposed to divest in order for the Merger to comply with the Duopoly Rule and the National Television Multiple Ownership Rule. Concurrently, Sinclair filed applications (the “Divestiture Trust Applications”) proposing to place certain of the Divestiture Stations in an FCC-approved divestiture trust, if and as necessary, in order to facilitate the orderly divestiture of those stations following the consummation of the Merger. On February 27, 2018, in furtherance of certain undertakings made in the Applications and the February 20 Amendment, the parties filed separate applications seeking FCC approval of the sale of Tribune’s stations WPIX-TV, New York, New York, and WGN-TV, Chicago, Illinois, to third-party purchasers. On March 6, 2018, the parties filed an amendment to the Applications that, among other things, eliminated one of the Top-4 Requests and modified the remaining two Top-4 Requests. Also, on March 6, 2018, the parties modified certain of the Divestiture Trust Applications. On April 24, 2018, the parties jointly filed (1) an amendment to the Applications (the “April 24 Amendment”) that superseded all prior amendments and, among other things, updated the pending Top-4 Requests and provided additional information regarding station divestitures proposed to be made by Sinclair in 15 television markets in order to comply with the Duopoly Rule or the National Television Multiple Ownership Rule, (2) a letter withdrawing the Divestiture Trust Applications and (3) a letter withdrawing the application for approval of the sale of WPIX-TV to a third-party purchaser. In order to facilitate certain of the compliance divestitures described in the April 24 Amendment, between April 24, 2018 and April 30, 2018, Sinclair filed applications seeking FCC consent to the assignment of license or transfer of control of certain stations in 11 television markets.
On May 8, 2018, the Company, Sinclair Television Group, Inc. (“Sinclair Television”) and Fox Television Stations, LLC (“Fox”) entered into an asset purchase agreement (the “Fox Purchase Agreement”) to sell the assets of seven network affiliates of the Company for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement are: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). The closing of the sale pursuant to the Fox Purchase Agreement (the “Closing”) was subject to approval of the FCC and clearance under the HSR Act, as well as the satisfaction or waiver of all conditions of the consummation of the Merger, which was scheduled to occur immediately following the Closing. In connection with the termination of

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Merger Agreement on August 9, 2018 (as described below), the Company provided notification to Fox that it has terminated the Fox Purchase Agreement, effective immediately.
On May 14, 2018, Sinclair and Tribune filed applications for FCC approval of additional station divestitures to Fox pursuant to the Fox Purchase Agreement. On May 21, 2018, the FCC issued a consolidated public notice accepting the divestiture applications filed between April 24, 2018 and May 14, 2018, for filing and seeking comment on those applications and on the April 24 Amendment, and establishing a comment cycle ending on July 12, 2018.
On July 16, 2018, the Chairman of the FCC issued a statement that he had “serious concerns about the Sinclair/Tribune transaction” because of evidence suggesting “that certain station divestitures that have been proposed to the FCC would allow Sinclair to control [the divested] stations in practice, even if not in name, in violation of the law,” and that he had circulated to the other Commissioners “a draft order that would designate issues involving certain proposed divestitures for a hearing in front of an administrative law judge.”
On July 18, 2018, at the direction of Sinclair pursuant to its authority under the Merger Agreement, Sinclair and Tribune jointly filed an amendment to the Applications reflecting that the applications for divestiture of WGN-TV (Chicago), KDAF (Dallas), and KIAH (Houston) filed in connection with the April 24 Amendment were being withdrawn, that WGN-TV would not be divested, and that KDAF and KIAH would be placed in a divestiture trust pending sales to one or more new third parties. The applications for divestiture of WGN-TV, KDAF and KIAH were withdrawn by concurrent letter filings. On July 19, 2018, the FCC released a Hearing Designation Order (“HDO”) referring the Applications to an FCC Administrative Law Judge (“ALJ”) for an evidentiary hearing to resolve what the FCC concluded are “substantial and material questions of fact” regarding (1) whether Sinclair was the real party-in-interest to the divestiture applications for WGN-TV, KDAF, and KIAH, and, if so, whether Sinclair engaged in misrepresentation and/or lack of candor in its applications with the FCC; (2) whether consummation of the merger would violate the FCC’s broadcast ownership rules; (3) whether grant of the Applications would serve the public interest, convenience, and/or necessity; and (4) whether the Applications should be granted or denied. The HDO designated as parties to the proceeding the FCC’s Enforcement Bureau and persons who had filed formal petitions to deny the Applications, and directed the ALJ to establish a procedural schedule by Friday, August 24, 2018.
On August 2, 2017, the Company received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. The parties entered into an agreement with the DOJ on September 15, 2017 by which they agreed not to consummate the Merger Agreement before certain dates related to their certification of substantial compliance with the second request (which occurred in November 2017) and to provide the DOJ with 10 calendar days’ notice prior to consummating the Merger Agreement. Although Sinclair and the DOJ reached agreement on a term sheet identifying the markets in which stations would have to be divested, they did not reach a definitive settlement and their discussions on significant provisions remained ongoing as of August 2018.
Pursuant to the Merger Agreement, the Company had the right to terminate the Merger Agreement if Sinclair failed to perform in all material respects its covenants, and such failure was not cured by the end date of August 8, 2018. Additionally, either party may terminate the Merger Agreement if the Merger is not consummated on or before August 8, 2018 (and the failure for the Merger to have been consummated by such date was not primarily due to a breach of the Merger Agreement by the party terminating the Merger Agreement). On August 9, 2018, the Company provided notification to Sinclair that it had terminated the Merger Agreement, effective immediately, on the basis of Sinclair’s willful and material breaches of its covenants and the expiration of the second end date thereunder. See Note 17 for additional information on the termination of the Merger Agreement.

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
The only identified impact to the Company’s financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized. On January 1, 2018, the Company recorded an adjustment to remove the offsetting barter-related broadcast rights and contracts payable for broadcast rights. If accounted for under Topic 605, barter revenue and expense would have been $7 million and $14 million for the three and six months ended June 30, 2018, respectively, and barter-related broadcast rights and contracts payable for broadcast rights would have been $35 million as of June 30, 2018. For the three and six months ended June 30, 2017, barter revenue was $7 million and $14 million, respectively. Barter-related broadcast rights and contracts payable for broadcast rights were each $45 million as of December 31, 2017. Other than the impact to the accounting for barter arrangements described above, the adoption of Topic 606 did not impact the timing and amount of revenue recognized. See the Revenue Recognition accounting policy below for additional information.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715).” Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. The Company retrospectively adopted ASU 2017-07 effective in the first quarter of 2018. The adoption of this standard did not have an effect on the Company’s historically reported net income (loss) but resulted in a presentation reclassification which reduced the Company’s historically reported operating profit by $6 million and $11 million for the three and six months ended June 30, 2017, respectively, and $23 million for the full year 2017.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Certain entities are able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Entities that elect this measurement alternative must report changes in the carrying value of these investments in current earnings. On February 28, 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including clarifying certain aspects of the guidance issued in ASU 2016-01. The Company adopted ASU 2016-01 in the first quarter of 2018 using a modified retrospective transition method. Pursuant to ASU 2018-03, the Company utilized the prospective transition approach for all equity securities without a readily determinable fair value for instances in which the Company elected to apply the measurement alternative, as further discussed in Note 5. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements as the Company’s equity investments under the scope of this ASU do not have readily determinable fair values because they are not publicly traded companies and do not have an active market for their securities or membership interests.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table represents the Company’s revenues disaggregated by revenue source for the Television and Entertainment segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017 (1)	June 30, 2018	June 30, 2017 (1)
Advertising	$311,431	$312,864	$581,870	$604,571
Retransmission revenues	117,185	104,999	235,327	199,213
Carriage fees	40,815	31,867	82,477	65,477
Barter/trade (2)	2,388	9,481	4,482	18,493
Other	14,598	6,850	22,963	14,340
Total operating revenues	$486,417	$466,061	$927,119	$902,094

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

(2)	For the three and six months ended June 30, 2017, barter/trade revenue includes $7 million and $14 million of barter revenue, respectively.
In addition to the operating revenues included in the Television and Entertainment segment, the Company’s consolidated operating revenues include other revenue of $3 million for each of the three months ended June 30, 2018 and June 30, 2017 and $6 million and $7 million for the six months ended June 30, 2018 and June 30, 2017, respectively, in Corporate and Other which consists of real estate revenues.
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
Contract Costs—In accordance with Topic 606, incremental costs to obtain a contract are capitalized and amortized over the contract term if the cost are expected to be recoverable. The Company does not capitalize incremental costs

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to obtain a contract where the contract duration is expected to be one year or less. As of June 30, 2018, the Company does not have any costs capitalized.
Arrangements with Multiple Performance Obligations—The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers.
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the FCC related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 and June 30, 2017 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and June 30, 2017 were $19 million and $18 million, respectively, and for the six months ended June 30, 2018 and June 30, 2017, were $37 million and $35 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and June 30, 2017 were $5 million and $4 million, respectively, and for the six months ended June 30, 2018 and June 30, 2017 were $8 million and $6 million, respectively. In 2017, Dreamcatcher received pretax proceeds from the counterparty in a spectrum sharing arrangement of approximately $26 million as one of the Dreamcatcher stations will act as a host station. The payments have been recorded as deferred revenue and began amortizing to the unaudited Condensed Consolidated Statement of Operations upon commencement of the sharing arrangement in December 2017. See Note 8 for additional information regarding the Company’s participation in the FCC spectrum auction.
The Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	June 30, 2018	December 31, 2017
Broadcast rights	580	2,622
Other intangible assets, net	66,650	71,914
Other assets	6,825	6,852
Total Assets	$74,055	$81,388

Contracts payable for broadcast rights	787	2,691
Long-term deferred revenue	24,597	25,030
Other liabilities	899	1,017
Total Liabilities	$26,283	$28,738
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The effective date and transition requirements for ASU 2018-01 are the same as ASU 2016-02. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements,” which affect certain aspects of the previously issued guidance including an additional transition method as well as a new practical expedient for lessors. The effective date and transition requirements for ASU 2018-10 and ASU 2018-11 are the same as ASU 2016-02. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02, ASU 2018-01, ASU 2018-10 and ASU 2018-11 on its consolidated financial statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2: DISCONTINUED OPERATIONS
Sale of Digital and Data Businesses—On December 19, 2016, the Company entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which included Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The Company retained its ownership of Covers Media Group (“Covers”), which was previously included in the Digital and Data reportable segment, and reclassified Covers’ previously reported amounts into the Television and Entertainment reportable segment to conform to the current segment presentation; the impact of this reclassification was immaterial. The Gracenote Sale was completed on January 31, 2017 and the Company received gross proceeds of $581 million. In the second quarter of 2017, the Company received additional proceeds of $3 million as a result of purchase price adjustments. In the year ended December 31, 2017, the Company recognized a total net pretax gain of $33 million, of which $35 million was recognized in the six months ended June 30, 2017, as a result of the Gracenote Sale. On February 1, 2017, the Company used $400 million of proceeds from the Gracenote Sale to prepay a portion of its Term Loan Facility (as defined and described in Note 6).
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017 (1)(2)	June 30, 2017 (1)(2)
Operating revenues	$—	$18,168
Direct operating expenses	—	7,292
Selling, general and administrative	—	15,349
Operating loss	—	(4,473)
Interest income	—	16
Interest expense (3)	—	(1,261)
Loss before income taxes	—	(5,718)
Pretax (loss) gain on the disposal of discontinued operations	(952)	34,510
Total pretax (loss) income on discontinued operations	(952)	28,792
Income tax (benefit) expense (4)	(373)	13,753
(Loss) income from discontinued operations, net of taxes	$(579)	$15,039

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

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

(4)
The effective tax rates on pretax (loss) income from discontinued operations were 39.2% for the three months ended June 30, 2017 and 47.8% for the six months ended June 30, 2017. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies.

The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $10 million for the six months ended June 30, 2017.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no material contingent liabilities relating to the Gracenote Sale as of June 30, 2018.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

Six Months Ended
June 30, 2017 (1)
Significant operating non-cash items:
Stock-based compensation	$1,992
Significant investing items (2):
Capital expenditures	1,578
Net proceeds from the sale of business (3)	554,487

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	Non-cash investing and financing activities of Digital and Data businesses included in the Gracenote Sale were immaterial.

(3)
Net proceeds from the sale of business reflects the gross proceeds from the Gracenote sale of $584 million, net of $20 million of the Gracenote Companies’ cash, cash equivalents and restricted cash included in the sale and $9 million of selling costs.

NOTE 3: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Real estate	$28,955	$—
FCC licenses	—	38,900
Total assets held for sale	$28,955	$38,900
Real Estate Assets Held for Sale—As of June 30, 2018, the Company had one real estate property held for sale.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(72,875)	$139,125	$212,000	$(66,250)	$145,750
Advertiser relationships (useful life of 8 years)	168,000	(115,500)	52,500	168,000	(105,000)	63,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(196,143)	165,857	362,000	(175,337)	186,663
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(422,053)	408,047	830,100	(377,033)	453,067
Other (useful life of 5 to 15 years)	16,423	(7,354)	9,069	16,650	(6,565)	10,085
Total	$1,588,523	$(813,925)	774,598	$1,588,750	$(730,185)	858,565
Other intangible assets not subject to amortization
FCC licenses			740,300			740,300
Trade name			14,800			14,800
Total other intangible assets, net			1,529,698			1,613,665
Goodwill			3,228,774			3,228,988
Total goodwill and other intangible assets			$4,758,472			$4,842,653

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the six months ended June 30, 2018 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2017	$858,565
Amortization	(83,808)
Foreign currency translation adjustment	(159)
Balance as of June 30, 2018	$774,598

Other intangible assets not subject to amortization
Balance as of June 30, 2018 and December 31, 2017	$755,100

Goodwill
Gross balance as of December 31, 2017	$3,609,988
Accumulated impairment losses at December 31, 2017	(381,000)
Balance at December 31, 2017	3,228,988
Foreign currency translation adjustment	(214)
Balance as of June 30, 2018	$3,228,774
Total goodwill and other intangible assets as of June 30, 2018	$4,758,472
Amortization expense relating to amortizable intangible assets is expected to be approximately $83 million for the remainder of 2018, $140 million in 2019, $134 million in 2020, $103 million in 2021, $84 million in 2022 and $57 million in 2023.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Equity method investments	$1,187,260	$1,254,198
Other equity investments	25,980	27,593
Total investments	$1,213,240	$1,281,791
Equity Method Investments—Income on equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income on equity investments, net, before amortization of basis difference	$65,037	$53,311	$116,643	$106,199
Amortization of basis difference	(12,469)	(12,550)	(24,938)	(28,401)
Income on equity investments, net	$52,568	$40,761	$91,705	$77,798
As discussed in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as a result of fresh start reporting adopted on the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of June 30, 2018 totaled $661 million and have a weighted average remaining useful life of approximately 15 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cash distributions from equity investments	$43,789	$38,141	$158,926	$149,650
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.163 billion and $1.234 billion at June 30, 2018 and December 31, 2017, respectively. The Company recognized equity income from TV Food Network of $43 million and $39 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $82 million and $77 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The Company received cash distributions from TV Food Network of $38 million for each of the three months ended June 30, 2018 and June 30, 2017, and $153 million and $150 million in the six months ended June 30, 2018 and June 30, 2017, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CareerBuilder—The Company’s 6% investment (on a fully diluted basis, including CareerBuilder, LLC (“CareerBuilder”) employees’ equity awards) in CareerBuilder (through its investment in Camaro Parent, LLC) totaled $13 million and $10 million at June 30, 2018 and December 31, 2017, respectively. Pursuant to ASC Topic 323 “Investments - Equity Method and Joint Ventures,” the Company continues to account for CareerBuilder as an equity method investment. The Company recognized equity income, excluding impairment charges, from CareerBuilder of $10 million and $2 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and equity income, excluding impairment charges, of $10 million and $2 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The Company received cash distributions from CareerBuilder of $6 million for the three and six months ended June 30, 2018, of which $5 million related to a distribution of proceeds from CareerBuilder’s sale of one of its business operations on May 14, 2018. The Company’s share of the gain on sale was approximately $11 million, which is included in income on equity investments, net for the three and six months ended June 30, 2018.
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it began evaluating strategic alternatives for CareerBuilder, including a possible sale. In 2017, the Company recorded total non-cash pretax impairment charges of $181 million, of which $59 million was recorded in the second quarter of 2017, to write-down the Company’s investment in CareerBuilder prior to the sale. The impairment charges resulted from a decline in the fair value of the investment that the Company determined to be other than temporary.
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
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues, net	$322,154	$308,758	$630,099	$606,114
Operating income	$171,788	$197,474	$334,544	$390,156
Net income	$176,289	$164,878	$341,878	$324,339
Summarized financial information for CareerBuilder and Dose Media is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues, net	$152,358	$169,403	$312,828	$339,422
Operating income	$9,731	$3,180	$16,061	$10,034
Net income	$100,833	$5,508	$98,657	$13,248

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
Chicago Cubs Transactions—As defined and further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. Concurrent with the closing of the transactions, the Company executed guarantees of collection of certain debt facilities entered into by Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC), and its subsidiaries (collectively, “New Cubs LLC”). As of December 31, 2017, the guarantees were capped at $699 million plus unpaid interest. In the first quarter of 2018, New Cubs LLC refinanced a portion of the debt which was guaranteed by the Company and the Company ceased being a guarantor of the refinanced debt. As of June 30, 2018, the remaining guarantees were capped at $249 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, the Company will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.
Marketable Equity Securities—On August 4, 2014, the Company completed a spin-off of its publishing operations and retained 381,354 shares of tronc, Inc. (“tronc”) common stock, representing at that time 1.5% of the outstanding common stock of tronc. On January 31, 2017, the Company sold its tronc shares for net proceeds of $5 million and recognized a pretax gain of $5 million.
Variable Interests—At June 30, 2018 and December 31, 2017, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information relating to these entities.
The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $6 million at both June 30, 2018 and December 31, 2017.
Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The financial position and results of operations of the VIE as of and for the six months ended June 30, 2018 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: DEBT
Debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,587 and $1,900	$188,038	$187,725
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $20,064 and $21,783	1,645,828	1,644,109
5.875% Senior Notes due 2022, net of debt issuance costs of $11,266 and $12,649	1,088,734	1,087,351
Total debt	$2,922,600	$2,919,185
Secured Credit Facility—At both June 30, 2018 and December 31, 2017, the Company’s secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding. At both June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Company’s $420 million revolving credit facility (the “Revolving Credit Facility”); however, there were standby letters of credit outstanding of $20 million and $21 million, respectively, primarily in support of the Company’s workers’ compensation insurance programs. See Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Term Loan Facility and the Revolving Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $22 million and $24 million at June 30, 2018 and December 31, 2017, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or the Term C Loans, as appropriate.
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
5.875% Senior Notes due 2022—The Company’s 5.875% Senior Notes due 2022 (the “Notes”), bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. As of June 30, 2018, $1.100 billion of Notes remained outstanding.
See Note 9 to the audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs related to the Notes were $11 million and $13 million at June 30, 2018 and December 31, 2017, respectively.
Consent Solicitation
On June 22, 2017, the Company announced that it received consents from 93.23% of holders of the Notes outstanding as of the record date of June 12, 2017, to effect certain proposed amendments to the Indenture (as defined below). The Company undertook the consent solicitation (the “Consent Solicitation”) at the request and expense of Sinclair in accordance with the terms of the Merger Agreement. In conjunction with receiving the requisite consents, on June 22, 2017, the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes, entered into the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture governing the Notes, dated as of June 24, 2015 (as supplemented and amended, the “Indenture”), to effect certain amendments to the Indenture to facilitate the integration of the Company and the Notes with and into Sinclair’s debt capital structure in connection with the Merger. The Fourth Supplemental Indenture became effective immediately upon execution, but the Amendments will not become operative unless and until the effective time of the Merger. See Note 1 for additional information on the Merger Agreement and the Company’s termination thereof.
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
On January 27, 2017, concurrent with the 2017 Amendment, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. As a result, no ineffectiveness has been recognized in the unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2018 and June 30, 2017. Additionally, for the interest rate swaps, no amounts are excluded from the assessment of hedge effectiveness. The monthly net interest settlements under the interest rate swaps are reclassified out of AOCI and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. Realized losses of $0.4 million and $2 million were recognized in interest expense for the three months ended June 30, 2018 and June 30, 2017, respectively, and $1 million and $3 million for the six months ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, the fair value of the interest rate swaps was $14 million, which is recorded in non-current assets with the unrealized gain recognized in other comprehensive income (loss). As of June 30, 2018, the Company expects $1 million to be reclassified out of AOCI as a reduction of interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Term Loan Facility
Term B Loans due 2020	$189,150	$188,038	$189,704	$187,725
Term C Loans due 2024	$1,661,728	$1,645,828	$1,666,942	$1,644,109
5.875% Senior Notes due 2022	$1,109,229	$1,088,734	$1,132,417	$1,087,351
The following methods and assumptions were used to estimate the fair value of each category of financial instruments:
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both June 30, 2018 and December 31, 2017 would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at June 30, 2018 and December 31, 2017 would be classified in Level 2 of the fair value hierarchy.
Investments Without Readily Determinable Fair Values—Non-equity method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment, as further described in Note 5. During the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

six months ended June 30, 2018 there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments. The non-equity method investments would be classified in Level 3 of the fair value hierarchy.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Chapter 11 Reorganization— On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors” or “Predecessor”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (as subsequently modified, the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has to date entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information regarding the Debtors’ Chapter 11 cases and for a description of the terms and conditions of the Plan.
Confirmation Order Appeals—Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of June 30, 2018, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U.S. District Court for the District of Delaware. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for a further description of the Leveraged ESOP Transactions and the Confirmation Order appeals. If the remaining appellants succeed on their appeals, the Company’s financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of June 30, 2018, restricted cash held by the Company to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations.
As of June 30, 2018, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. See “Certain Causes of Action Arising from the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for a description of the MDL proceedings. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled less than $1 million for each of the three months ended June 30, 2018 and June 30, 2017, and $2 million and $1 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2018 and potentially in future periods.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. As of August 9, 2018, the Company had FCC authorization to operate 39 television stations and one AM radio station.
The Company is subject to the FCC’s “Local Television Multiple Ownership Rule,” the “Newspaper Broadcast Cross Ownership Rule” and the “National Television Multiple Ownership Rule,” among others, as further described in Note 12 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017.
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In a Report and Order issued on September 7, 2016, the FCC repealed the UHF Discount but grandfathered existing station combinations that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The September 7, 2016 order is subject to a pending petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit. The FCC reinstated the UHF Discount in an Order on Reconsideration adopted on April 20, 2017 (the “UHF Discount Reconsideration Order”). A petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed on procedural grounds on July 25, 2018. On December 18, 2017, the FCC released a Notice of Proposed Rulemaking seeking comment generally, on the continuing propriety of a national cap and the Commission’s jurisdiction with respect to the cap. The Company cannot predict the outcome of these proceedings, or their effect on its business.
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion, which amount was increased by $1 billion pursuant to the adoption of an amended version of the Repack Airwaves Yielding Better Access for Users of Modern Services (RAY BAUM’S) Act of 2018 by the U.S. Congress on March 23, 2018. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of the broadcast television spectrum. The Company participated in the auction and has received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dreamcatcher station) as of December 31, 2017. The Company used $102 million of after-tax proceeds to prepay a portion of the Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. The Company received gross pretax proceeds of $172 million from licenses sold by the Company in the FCC spectrum auction in 2017 and recognized a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum of these television stations in January 2018. In 2017, the Company also received $84 million of pretax proceeds for sharing arrangements whereby the Company will provide hosting services to the counterparties. Additionally, the Company paid $66 million of proceeds in 2017 to counterparties who will host certain of the Company’s television stations under sharing arrangements. The proceeds received by the Company for hosting the counterparties have been recorded in deferred revenue and other long-term obligations and is being amortized to other revenue over a period of 30 years starting with the commencement of each arrangement. The proceeds paid to the counterparties have been recorded in prepaid and other-long term assets and will be amortized to direct operating expense over a period of 30 years starting with the commencement of each arrangement.
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
In July 2017, following the initial filing of the proxy statement/prospectus (the “Proxy Statement/Prospectus”) by each of Sinclair and the Company with the SEC relating to the Merger, four purported Tribune Media Company shareholders (the “Plaintiffs”) filed putative class action lawsuits against the Company, members of the Company’s Board of Directors, and, in certain instances, Sinclair and Samson Merger Sub, Inc. (collectively, the “Parties”) in the United States District Courts for the Districts of Delaware and Illinois. The actions are captioned McEntire v. Tribune Media Company, et al., 1:17-cv-05179 (N.D. Ill.), Duffy v. Tribune Media Company, et al., 1:17-cv-00919 (D. Del.), Berg v. Tribune Media Company, et al., 1:17-cv-00938 (D. Del.), and Pill v. Tribune Media Company, et al., 1:17-cv-00961 (D. Del.) (collectively, the “Actions”). These lawsuits allege that the Proxy Statement/Prospectus omitted material information and was materially misleading in violation of the Securities Exchange Act of 1934, as amended, and SEC Rule 14a-9 and generally seek, as relief, class certification, preliminary and permanent injunctive relief, rescission or rescissory damages, and unspecified damages. On September 15, 2017, the Parties entered into a memorandum of understanding (the “MOU”) to resolve the individual claims asserted by the Plaintiffs. The MOU acknowledges that the Company, in part in response to the claims asserted in the Actions, filed certain supplemental

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

disclosures with the SEC on August 16, 2017 and that the Company, solely in response to the Actions, communicated to four third parties that participated in the sale process and twenty-three third parties that have signed confidentiality agreements in connection with potential divestitures that the “standstill” obligations of such third parties were waived. The Parties further agreed that the Company would make the additional supplemental disclosures, which are set forth in the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2017. The Merger Agreement was terminated as of August 9, 2018, see Note 1 for additional information on the Merger Agreement and the Company’s termination thereof.
The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or liquidity.
NOTE 9: INCOME TAXES
In the three and six months ended June 30, 2018, the Company recorded income tax expense from continuing operations of $33 million and $90 million, respectively. The effective tax rate on pretax income from continuing operations was 28.0% for the three months ended June 30, 2018. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a less than $1 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation. The effective tax rate on pretax income from continuing operations was 28.4% for the six months ended June 30, 2018. The rate for the six months ended June 30, 2018 differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a net $3 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three and six months ended June 30, 2017, the Company recorded an income tax benefit from continuing operations of $10 million and $62 million, respectively. The effective tax rate on pretax loss from continuing operations was 24.9% for the three months ended June 30, 2017. The rate differs from the U.S. federal statutory rate of 35% at the time due to state income tax (net of federal benefits), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes, a $3 million benefit related to expected refunds of interest paid on prior tax assessments and other non-deductible expenses. The effective tax rate on pretax loss from continuing operations was 31.9% for the six months ended June 30, 2017. The rate for the six months ended June 30, 2017 was also impacted by a $2 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
Tax Cuts and Jobs Act—On December 22, 2017, Tax Reform was signed into law. Under ASC Topic 740, the effects of Tax Reform are recognized in the period of enactment and as such were recorded in the Company’s fourth quarter of 2017. The Company is in the process of analyzing certain provisions of Tax Reform including but not limited to the repeal of the domestic production activities deduction and changes to the deductibility of executive compensation. Consistent with the guidance under ASC Topic 740, and subject to Staff Accounting Bulletin (“SAB”) 118, which provides for a measurement period to complete the accounting for certain elements of Tax Reform, the Company recorded a provisional discrete net tax benefit of $256 million in the fourth quarter of 2017 primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21%. In the three and six months ended June 30, 2018, the Company has not made any material adjustments to the provisional discrete net tax benefit recorded in the fourth quarter of 2017. Further impacts of Tax Reform may be reflected in future quarters upon issuance of clarifications to existing law or additional technical guidance from the Department of Treasury and the completion of the Company’s tax return filings. Therefore, the Company has not completed the accounting for the provisional discrete net tax benefit recorded in the fourth quarter of 2017. Tax Reform also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company does not have any net accumulated E&P in its foreign subsidiaries and therefore was not subject to

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

tax for the year ended December 31, 2017. Further, the Company has analyzed the effects of new taxes due on certain foreign income, such as global intangible low-taxed income (“GILTI”), base-erosion anti-abuse tax (“BEAT”), foreign-derived intangible income (“FDII”) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018. The Company has determined that these new provisions are not applicable to the Company.
Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through June 30, 2018 would be approximately $71 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of June 30, 2018, the Company has paid or accrued approximately $83 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s unaudited Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017 includes a deferred tax liability of $66 million and $96 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $23 million at June 30, 2018 and December 31, 2017. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $3 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans for the three and six months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$174	$198	$467	$384
Interest cost	17,829	19,528	35,569	39,097
Expected return on plans’ assets	(24,823)	(25,236)	(49,641)	(50,563)
Recognized actuarial loss	8	—	8	—
Amortization of prior service costs	35	35	70	58
Net periodic benefit credit	$(6,777)	$(5,475)	$(13,527)	$(11,024)
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
For 2018, the Company expects to contribute $36 million to its qualified pension plans and $1 million to its other postretirement plans. In the six months ended June 30, 2018, the Company contributed $24.5 million to its qualified pension plans. On July 12, 2018, the Company contributed $5.5 million to its qualified pension plans. The Company expects to contribute an additional $6 million in 2018. In the three and six months ended June 30, 2017, the Company’s contributions were not material.
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
There were no conversions of the Company’s Common Stock between Class A Common Stock and Class B Common Stock during the six months ended June 30, 2018 and June 30, 2017. No Warrants were exercised for Class A Common Stock or Class B Common Stock during the six months ended June 30, 2018. During the three and six months ended June 30, 2017, 16,373 and 44,848 Warrants, respectively, were exercised for 16,373 and 44,848 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the six months ended June 30, 2017.
At June 30, 2018, the following amounts were issued: 30,551 Warrants, 101,727,977 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,557 shares of Class B Common Stock. The Company has not issued any shares of preferred stock.
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
Common Stock Repurchases—On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of Common Stock during 2017 or during the six months ended June 30, 2018 due to limitations imposed by the Merger Agreement. As of June 30, 2018, the remaining authorized amount under the current authorization totaled $168 million.
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
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
Second quarter	0.25	21,925	0.25	21,816
Total quarterly cash dividends declared and paid	$0.50	$43,847	$0.50	$43,558

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On August 8, 2018, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on September 4, 2018 to holders of record of Common Stock and Warrants as of August 20, 2018. Future dividends will be subject to the discretion of the Board.
The payment of quarterly cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units (“RSUs”) and performance share units (“PSUs”), as described in Note 15 and Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017.
NOTE 12: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, the “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries, as further described in Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 2,538,710 shares and 168,215 shares, respectively, were available for grant as of June 30, 2018.
Stock-based compensation for the three months ended June 30, 2018 and June 30, 2017 totaled $5 million and $7 million, respectively. Stock-based compensation for the six months ended June 30, 2018 and June 30, 2017 totaled $11 million and $22 million, respectively. There was no stock-based compensation expense recorded for the six months ended June 30, 2018 attributable to discontinued operations. Stock-based compensation expense attributable to discontinued operations for the six months ended June 30, 2017 totaled $2 million.
A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Six Months Ended June 30, 2018
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,846,926	$39.00
Granted	201,580	42.85
Exercised	(20,643)	28.14
Forfeited	(7,224)	30.66
Cancelled	(494,069)	54.57
Outstanding, end of period	2,526,570	$36.37
Vested and exercisable, end of period	1,200,643	$40.48

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Six Months Ended June 30, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	1,104,792	$32.62
Granted	447,539	41.78
Dividend equivalent units granted	15,229	38.31
Vested	(356,092)	35.09
Dividend equivalent units vested	(17,481)	36.04
Forfeited	(26,515)	33.26
Dividend equivalent units forfeited	(969)	37.25
Outstanding and nonvested, end of period	1,166,503	$35.37

A summary of activity and weighted average fair values related to the restricted stock awards is as follows:

	Six Months Ended June 30, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	41,718	$36.84
Outstanding and nonvested, end of period	41,718	$36.84
A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is reflected in the table below.

	Six Months Ended June 30, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	252,815	$22.53
Granted (1)	54,059	42.40
Dividend equivalent units granted	2,189	38.28
Vested	(36,920)	38.67
Dividend equivalent units vested	(2,680)	35.20
Forfeited	(139,628)	13.25
Dividend equivalent units forfeited	(231)	35.24
Outstanding and nonvested, end of period	129,604	$36.20

(1)	Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2018, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$45,475	2.5

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings (loss) per common share under the two-class method which requires the allocation of all distributed and undistributed earnings attributable to Tribune Media Company to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2018, there were 49,727 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
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
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For each of the three and six months ended June 30, 2018, 30,551 of the weighted-average Warrants outstanding have been excluded from the below table. For the three and six months ended June 30, 2017, 83,924 and 93,020, respectively, of the weighted-average Warrants outstanding have been excluded from the below table.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
EPS numerator:
Net income (loss) from continuing operations	$84,438	$(29,823)	$225,621	$(131,035)
Net loss from continuing operations attributable to noncontrolling interests	4	—	10	—
Net income (loss) from continuing operations attributable to Tribune Media Company	84,442	(29,823)	225,631	(131,035)
Less: Dividends distributed to Warrants	8	21	15	46
Less: Undistributed earnings allocated to Warrants	22	—	63	—
Income (loss) from continuing operations attributable to Tribune Media Company’s common shareholders for basic EPS	$84,412	$(29,844)	$225,553	$(131,081)
Add: Undistributed earnings allocated to dilutive securities	—	—	1	—
Income (loss) from continuing operations attributable to Tribune Media Company’s common shareholders for diluted EPS	$84,412	$(29,844)	$225,554	$(131,081)
(Loss) income from discontinued operations, as reported	$—	$(579)	$—	$15,039
Net income (loss) attributable to Tribune Media Company’s common shareholders for basic EPS	$84,412	$(30,423)	$225,553	$(116,042)
Net income (loss) attributable to Tribune Media Company’s common shareholders for diluted EPS	$84,412	$(30,423)	$225,554	$(116,042)

EPS denominator:
Weighted average shares outstanding - basic	87,628	87,058	87,556	86,846
Impact of dilutive securities	545	—	787	—
Weighted average shares outstanding - diluted	88,173	87,058	88,343	86,846

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.96	$(0.34)	$2.58	$(1.51)
Discontinued Operations	—	(0.01)	—	0.17
Net Earnings (Loss) Per Common Share	$0.96	$(0.35)	$2.58	$(1.34)

Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.96	$(0.34)	$2.55	$(1.51)
Discontinued Operations	—	(0.01)	—	0.17
Net Earnings (Loss) Per Common Share	$0.96	$(0.35)	$2.55	$(1.34)
Because of their anti-dilutive effect, 1,596,116 and 1,219,922 common share equivalents, comprised of NSOs, PSUs, and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2018, respectively. Since the Company was in a net loss position for the three and six months ended June 30, 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 3,062,567 and 3,018,567 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2017, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
AOCI is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in AOCI, net of taxes by component (in thousands):

	Pension and Other Post-Retirement Benefit Items	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2017	$(45,812)	$(293)	$(1,956)	$(48,061)
Other comprehensive income before reclassifications	(3,827)	10,297	(267)	6,203
Amounts reclassified from AOCI	(83)	941	—	858
Balance at June 30, 2018	$(49,722)	$10,945	$(2,223)	$(41,000)
NOTE 15: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$486,417	$466,061	$927,119	$902,094
Corporate and Other	2,941	3,456	5,874	7,333
Total operating revenues	$489,358	$469,517	$932,993	$909,427
Operating Profit (Loss) from Continuing Operations (1)(2)
Television and Entertainment	$119,767	$50,219	$331,619	$70,232
Corporate and Other	(21,701)	(37,566)	(46,268)	(78,546)
Total operating profit (loss)	$98,066	$12,653	$285,351	$(8,314)
Depreciation from Continuing Operations
Television and Entertainment	$10,941	$10,530	$21,811	$20,569
Corporate and Other	2,340	3,397	5,245	6,929
Total depreciation	$13,281	$13,927	$27,056	$27,498
Amortization from Continuing Operations
Television and Entertainment	$41,681	$41,664	$83,368	$83,323
Capital Expenditures
Television and Entertainment	$7,433	$11,727	$17,559	$22,534
Corporate and Other	3,841	1,738	7,388	3,987
Discontinued Operations	—	—	—	1,578
Total capital expenditures	$11,274	$13,465	$24,947	$28,099

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Television and Entertainment	$6,970,720	$7,197,859
Corporate and Other	1,059,643	932,569
Assets held for sale (3)	28,955	38,900
Total assets	$8,059,318	$8,169,328

(1)	See Note 2 for the disclosures of operating revenues and operating loss included in discontinued operations for the historical periods.

(2)	Operating profit (loss) for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs and income taxes.

(3)	See Note 3 for information regarding assets held for sale.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$486,549	$2,809	$—	$489,358

Programming and direct operating expenses	—	209,872	580	—	210,452
Selling, general and administrative	19,570	105,564	744	—	125,878
Depreciation and amortization	2,069	49,949	2,944	—	54,962
Total Operating Expenses	21,639	365,385	4,268	—	391,292

Operating (Loss) Profit	(21,639)	121,164	(1,459)	—	98,066

Income on equity investments, net	—	52,568	—	—	52,568
Interest income	2,336	—	—	—	2,336
Interest expense	(41,990)	—	—	—	(41,990)
Pension and other post retirement periodic benefit credit, net	6,985	—	—	—	6,985
Other non-operating items	(711)	—	—	—	(711)
Intercompany income (charges)	12,412	(12,377)	(35)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(42,607)	161,355	(1,494)	—	117,254
Income tax (benefit) expense	(9,620)	42,816	(380)	—	32,816
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	117,429	(198)	—	(117,231)	—
Income (Loss) from Continuing Operations	$84,442	$118,341	$(1,114)	$(117,231)	$84,438
Income from Discontinued Operations, net of taxes	—	—	—	—	—
Net Income (Loss)	$84,442	$118,341	$(1,114)	$(117,231)	$84,438
Net loss from continuing operations attributable to noncontrolling interests	—	—	4	—	4
Net Income (Loss) attributable to Tribune Media Company	$84,442	$118,341	$(1,110)	$(117,231)	$84,442

Comprehensive Income (Loss)	$83,011	$118,534	$(2,005)	$(116,529)	$83,011

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED JUNE 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$467,198	$2,319	$—	$469,517

Programming and direct operating expenses	—	249,597	4,427	—	254,024
Selling, general and administrative	35,531	110,804	914	—	147,249
Depreciation and amortization	2,938	49,527	3,126	—	55,591
Total Operating Expenses	38,469	409,928	8,467	—	456,864

Operating (Loss) Profit	(38,469)	57,270	(6,148)	—	12,653

(Loss) income on equity investments, net	(570)	41,331	—	—	40,761
Interest and dividend income	534	14	—	—	548
Interest expense	(40,024)	—	(161)	—	(40,185)
Pension and other post retirement periodic benefit credit, net	5,673	—	—	—	5,673
Write-down of investment	—	(58,800)	—	—	(58,800)
Other non-operating items	(378)	—	—	—	(378)
Intercompany income (charges)	19,468	(19,426)	(42)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(53,766)	20,389	(6,351)	—	(39,728)
Income tax (benefit) expense	(16,877)	9,468	(2,496)	—	(9,905)
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	7,066	(2,448)	—	(4,618)	—
(Loss) Income from Continuing Operations	$(29,823)	$8,473	$(3,855)	$(4,618)	$(29,823)
Loss from Discontinued Operations, net of taxes	(579)	—	—	—	(579)
Net (Loss) Income	$(30,402)	$8,473	$(3,855)	$(4,618)	$(30,402)

Comprehensive (Loss) Income	$(28,135)	$12,521	$(2,851)	$(9,670)	$(28,135)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$927,440	$5,553	$—	$932,993

Programming and direct operating expenses	—	411,215	1,366	—	412,581
Selling, general and administrative	42,434	213,936	1,464	—	257,834
Depreciation and amortization	4,473	99,881	6,070	—	110,424
Gain on sales of spectrum	—	(133,197)	—	—	(133,197)
Total Operating Expenses	46,907	591,835	8,900	—	647,642

Operating (Loss) Profit	(46,907)	335,605	(3,347)	—	285,351

Income on equity investments, net	—	91,705	—	—	91,705
Interest income	4,234	—	—	—	4,234
Interest expense	(82,621)	—	—	—	(82,621)
Pension and other postretirement periodic benefit credit, net	14,069	—	—	—	14,069
Gain on investment transactions	—	3,888	—	—	3,888
Other non-operating items	(1,487)	—	—	—	(1,487)
Intercompany income (charges)	24,825	(24,755)	(70)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(87,887)	406,443	(3,417)	—	315,139
Income tax (benefit) expense	(17,175)	107,608	(915)	—	89,518
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	296,343	(536)	—	(295,807)	—
Income (Loss) from Continuing Operations	$225,631	$298,299	$(2,502)	$(295,807)	$225,621
Income (Loss) from Discontinued Operations, net of taxes	—	—	—	—	—
Net Income (Loss)	$225,631	$298,299	$(2,502)	$(295,807)	$225,621
Net loss from continuing operations attributable to noncontrolling interests	—	—	10	—	10
Net Income (Loss) attributable to Tribune Media Company	$225,631	$298,299	$(2,492)	$(295,807)	$225,631

Comprehensive Income (Loss)	$232,692	$298,467	$(2,927)	$(295,540)	$232,692

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$904,685	$4,742	$—	$909,427

Programming and direct operating expenses	—	488,829	5,248	—	494,077
Selling, general and administrative	74,233	236,893	1,717	—	312,843
Depreciation and amortization	5,886	98,689	6,246	—	110,821
Total Operating Expenses	80,119	824,411	13,211	—	917,741

Operating (Loss) Profit	(80,119)	80,274	(8,469)	—	(8,314)

(Loss) income on equity investments, net	(1,039)	78,837	—	—	77,798
Interest and dividend income	1,016	37	—	—	1,053
Interest expense	(78,616)	—	(327)	—	(78,943)
Pension and other postretirement periodic benefit credit, net	11,408	—	—	—	11,408
Loss on extinguishment and modification of debt	(19,052)	—	—	—	(19,052)
Gain on investment transaction	4,950	—	—	—	4,950
Write-downs of investment	—	(180,800)	—	—	(180,800)
Other non-operating items	(654)	—	—	—	(654)
Intercompany income (charges)	47,686	(47,577)	(109)	—	—
Loss from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(114,420)	(69,229)	(8,905)	—	(192,554)
Income tax benefit	(40,592)	(17,473)	(3,454)	—	(61,519)
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(57,207)	(2,674)	—	59,881	—
(Loss) Income from Continuing Operations	$(131,035)	$(54,430)	$(5,451)	$59,881	$(131,035)
Income (Loss) from Discontinued Operations, net of taxes	15,039	(1,904)	807	1,097	15,039
Net (Loss) Income	$(115,996)	$(56,334)	$(4,644)	$60,978	$(115,996)

Comprehensive (Loss) Income	$(106,086)	$(50,410)	$7,727	$42,683	$(106,086)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$824,532	$1,430	$2,888	$—	$828,850
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Accounts receivable, net	263	404,915	774	—	405,952
Broadcast rights	—	81,354	553	—	81,907
Income taxes receivable	—	17,916	—	—	17,916
Prepaid expenses	11,563	17,415	290	—	29,268
Other	5,306	16,448	—	—	21,754
Total current assets	858,271	539,478	4,505	—	1,402,254
Properties
Property, plant and equipment	49,205	546,485	57,736	—	653,426
Accumulated depreciation	(30,092)	(212,070)	(7,625)	—	(249,787)
Net properties	19,113	334,415	50,111	—	403,639

Investments in subsidiaries	10,675,024	74,074	—	(10,749,098)	—

Other Assets
Broadcast rights	—	98,106	27	—	98,133
Goodwill	—	3,220,300	8,474	—	3,228,774
Other intangible assets, net	—	1,456,633	73,065	—	1,529,698
Assets held for sale	—	28,955	—	—	28,955
Investments	850	1,191,913	20,477	—	1,213,240
Intercompany receivables	2,780,430	7,101,181	396,429	(10,278,040)	—
Other	68,906	137,869	32	(52,182)	154,625
Total other assets	2,850,186	13,234,957	498,504	(10,330,222)	6,253,425
Total Assets	$14,402,594	$14,182,924	$553,120	$(21,079,320)	$8,059,318

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$24,412	$20,985	$1,129	$—	$46,526
Income taxes payable	—	43,155	—	—	43,155
Contracts payable for broadcast rights	—	209,353	787	—	210,140
Deferred revenue	—	13,846	893	—	14,739
Interest payable	30,339	—	—	—	30,339
Other	34,926	52,587	241	—	87,754
Total current liabilities	89,677	339,926	3,050	—	432,653

Non-Current Liabilities
Long-term debt	2,922,600	—	—	—	2,922,600
Deferred income taxes	—	525,345	54,987	(52,182)	528,150
Contracts payable for broadcast rights	—	232,060	33	—	232,093
Intercompany payables	7,596,221	2,405,617	276,202	(10,278,040)	—
Other	382,746	125,097	24,597	—	532,440
Total non-current liabilities	10,901,567	3,288,119	355,819	(10,330,222)	4,215,283
Total liabilities	10,991,244	3,628,045	358,869	(10,330,222)	4,647,936

Shareholders’ Equity (Deficit)
Common stock	102	—	—	—	102
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,017,522	9,040,065	202,942	(9,243,007)	4,017,522
Retained earnings (deficit)	66,920	1,517,323	(9,008)	(1,508,315)	66,920
Accumulated other comprehensive (loss) income	(41,000)	(2,509)	285	2,224	(41,000)
Total Tribune Media Company shareholders’ equity (deficit)	3,411,350	10,554,879	194,219	(10,749,098)	3,411,350
Noncontrolling interests	—	—	32	—	32
Total shareholders’ equity (deficit)	3,411,350	10,554,879	194,251	(10,749,098)	3,411,382
Total Liabilities and Shareholders’ Equity (Deficit)	$14,402,594	$14,182,924	$553,120	$(21,079,320)	$8,059,318

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(83,042)	$330,300	$(26,317)	$—	$220,941

Investing Activities
Capital expenditures	(6,087)	(18,785)	(75)	—	(24,947)
Sale of partial interest of equity method investment	—	833	—	—	833
Proceeds from sales of real estate and other assets	—	58	—	—	58
Proceeds from the sale of investments	—	3,057	—	—	3,057
Other, net	—	1,642	1,613	—	3,255
Net cash (used in) provided by investing activities	(6,087)	(13,195)	1,538	—	(17,744)

Financing Activities
Payments of dividends	(43,847)	—	—	—	(43,847)
Tax withholdings related to net share settlements of share-based awards	(5,723)	—	—	—	(5,723)
Proceeds from stock option exercises	581	—	—	—	581
Distributions to noncontrolling interest	—	—	(2)	—	(2)
Change in intercompany receivables and payables and intercompany contributions	291,389	(317,176)	25,787	—	—
Net cash provided by (used in) financing activities	242,400	(317,176)	25,785	—	(48,991)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	153,271	(71)	1,006	—	154,206
Cash, cash equivalents and restricted cash, beginning of period	687,868	1,501	1,882	—	691,251
Cash, cash equivalents and restricted cash, end of period	$841,139	$1,430	$2,888	$—	$845,457

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$824,532	$1,430	$2,888	$—	$828,850
Restricted cash	16,607	—	—	—	16,607
Total cash, cash equivalents and restricted cash	$841,139	$1,430	$2,888	$—	$845,457

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(142,822)	$266,895	$(1,376)	$—	$122,697

Investing Activities
Capital expenditures	(1,069)	(24,841)	(2,189)	—	(28,099)
Net proceeds from the sale of business	574,817	(8,168)	(12,162)	—	554,487
Proceeds from sales of real estate and other assets	—	59,751	—	—	59,751
Proceeds from sale of investment	4,950	—	—	—	4,950
Other	—	—	805	—	805
Net cash provided by (used in) investing activities	578,698	26,742	(13,546)	—	591,894

Financing Activities
Long-term borrowings	202,694	—	—	—	202,694
Repayments of long-term debt	(587,636)	—	(2,025)	—	(589,661)
Long-term debt issuance costs	(1,689)	—	—	—	(1,689)
Payments of dividends	(542,665)	—	—	—	(542,665)
Tax withholdings related to net share settlements of share-based awards	(7,351)	—	—	—	(7,351)
Proceeds from stock option exercises	10,013	—	—	—	10,013
Contributions from noncontrolling interests	—	—	1,003	—	1,003
Change in intercompany receivables and payables (1)	293,696	(300,109)	6,413	—	—
Net cash (used in) provided by financing activities	(632,938)	(300,109)	5,391	—	(927,656)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(197,062)	(6,472)	(9,531)	—	(213,065)
Cash, cash equivalents and restricted cash, beginning of period	592,204	7,378	11,616	—	611,198
Cash, cash equivalents and restricted cash, end of period	$395,142	$906	$2,085	$—	$398,133

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$377,576	$906	$2,085	$—	$380,567
Restricted cash	17,566	—	—	—	17,566
Total cash, cash equivalents and restricted cash	$395,142	$906	$2,085	$—	$398,133

(1)	Excludes the impact of a $54 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: SUBSEQUENT EVENTS
Sinclair Merger—On August 9, 2018, the Company announced that it has provided notification to Sinclair that it had terminated the Merger Agreement, effective immediately, following the expiration of the second end date thereunder. In connection with the termination of the Merger Agreement, on August 9, 2018, the Company provided notification to Fox that it had terminated the Fox Purchase Agreement, effective immediately. Under the terms of each of the Merger Agreement and the Fox Purchase Agreement, no termination fees are payable by any party.
Sinclair Litigation—On August 9, 2018, the Company filed a complaint in the Chancery Court of the State of Delaware against Sinclair, alleging breach of contract under the Merger Agreement. The complaint alleges that Sinclair willfully and materially breached its obligations under the Merger Agreement to use its reasonable best efforts to promptly obtain regulatory approval of the Merger so as to enable the Merger to close as soon as reasonably practicable. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Merger Agreement.
Real Estate—On August 6, 2018, the Company contributed land, building and improvements with an agreed-upon value between the parties of $53 million and a carrying value of $22 million, to TREH 700 W. Chicago Venture, LLC (“700 W. Chicago LLC”). 700 W. Chicago LLC is a real estate joint venture between the Company and a third party developer formed for the purpose of redeveloping one of the Company’s Chicago, Illinois properties. Subsequent to the contribution, the Company holds an interest in the 700 W. Chicago LLC of 90%. In the future, the Company’s interest in the 700 W. Chicago LLC may decline, subject to the other party’s additional investments. The Company will consolidate the financial position and results of operations of the 700 W. Chicago LLC.

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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and six months ended June 30, 2018 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements related to the termination of the Merger Agreement (as defined below) and related litigation. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•
our continued ability to successfully execute our business strategy, including our continued exploration of strategic and financial alternatives to enhance shareholder value following our termination of the Agreement and Plan of Merger (the “Merger Agreement”), dated May 8, 2017, with Sinclair Broadcast Group, Inc. (“Sinclair”) (the “Merger”) (see “—Significant Events—Sinclair Merger Agreement” for further information);

•
uncertainty associated with the litigation relating to the termination of the Merger Agreement, including the amount and timing of damages, if any, we may be awarded and the costs of pursuing or defending such litigation;

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements, or resolve disputes, with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•	the potential impact of the modifications to the spectrum on the operation of our television stations, and the costs, terms and restrictions associated with such actions;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order;

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	the financial performance and valuation of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with, and the effect of changes or developments in, government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed under “Risk Factors” of the Company’s filings with the Securities and Exchange Commission (the “SEC”); and

•	other events beyond our control that may result in unexpected adverse operating results.
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
As further described in Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, on December 19, 2016, we entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which included Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”), which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity,” the results of operations are reported as discontinued operations in our unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
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
In the Merger, each share of our Common Stock would have been converted into the right to receive (i) $35.00 in cash, without interest and less any required withholding taxes (such amount, the “Cash Consideration”), and (ii) 0.2300 (the “Exchange Ratio”) of a validly issued, fully paid and nonassessable share of Class A common stock, $0.01 par value per share (the “Sinclair Common Stock”), of Sinclair (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”).

The consummation of the Merger was subject to the satisfaction or waiver of certain important conditions, including, among others: (i) the approval of the Merger by our stockholders, (ii) the receipt of approval from the Federal Communications Commission (the “FCC”) and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (iii) the effectiveness of a registration statement on Form S-4 registering the Sinclair Common Stock to be issued in connection with the Merger and no stop order or proceedings seeking the same having been initiated by the SEC.
Pursuant to Section 7.1(e) of the Merger Agreement, Sinclair was “entitled to direct, in consultation with the Company, the timing for making, and approve (such approval not to be unreasonably withheld) the content of, any filings with or presentations or submissions to any Governmental Authority relating to this Agreement or the transactions contemplated hereby and to take the lead in the scheduling of, and strategic planning for, any meetings with, and the conducting of negotiations with, Governmental Authorities relating to this Agreement or the transactions contemplated hereby.” Applications to regulatory authorities made jointly by Sinclair and us in connection with the Merger were made at the direction of Sinclair pursuant to its authority under this provision of the Merger Agreement.
On May 8, 2018, we, Sinclair Television Group, Inc. (“Sinclair Television”) and Fox Television Stations, LLC (“Fox”) entered into an asset purchase agreement (the “Fox Purchase Agreement”) to sell the assets of seven network affiliates for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement are: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). The closing of the sale pursuant to the Fox Purchase Agreement (the “Closing”) was subject to approval of the FCC and clearance under the HSR Act, as well as the satisfaction or waiver of all conditions of the consummation of the Merger, which was scheduled to occur immediately following the Closing.
On May 14, 2018, Sinclair and Tribune filed applications for FCC approval of additional station divestitures to Fox pursuant to the Fox Purchase Agreement. On May 21, 2018, the FCC issued a consolidated public notice accepting the divestiture applications filed between April 24, 2018 and May 14, 2018, for filing and seeking comment on those applications and on the April 24, 2018 amendment (the “April 24 Amendment”), and establishing a comment cycle ending on July 12, 2018.
On July 16, 2018, the Chairman of the FCC issued a statement that he had “serious concerns about the Sinclair/Tribune transaction” because of evidence suggesting “that certain station divestitures that have been proposed to the FCC would allow Sinclair to control [the divested] stations in practice, even if not in name, in violation of the law,” and that he had circulated to the other Commissioners “a draft order that would designate issues involving certain proposed divestitures for a hearing in front of an administrative law judge.”
On July 18, 2018, at the direction of Sinclair pursuant to its authority under the Merger Agreement, Sinclair and us jointly filed an amendment to the Applications reflecting that the applications for divestiture of WGN-TV (Chicago), KDAF (Dallas), and KIAH (Houston) filed in connection with the April 24 Amendment were being withdrawn, that WGN-TV would not be divested, and that KDAF and KIAH would be placed in a divestiture trust pending sales to one or more new third parties. The applications for divestiture of WGN-TV, KDAF and KIAH were withdrawn by concurrent letter filings. On July 19, 2018, the FCC released a Hearing Designation Order (“HDO”) referring the Applications to an FCC Administrative Law Judge (“ALJ”) for an evidentiary hearing to resolve what the FCC concluded are “substantial and material questions of fact” regarding (1) whether Sinclair was the real party-in-interest to the divestiture applications for WGN-TV, KDAF, and KIAH, and, if so, whether Sinclair engaged in misrepresentation and/or lack of candor in its applications with the FCC; (2) whether consummation of the merger would violate the FCC’s broadcast ownership rules; (3) whether grant of the Applications would serve the public interest, convenience, and/or necessity; and (4) whether the Applications should be granted or denied. The HDO designated as parties to the proceeding the FCC’s Enforcement Bureau and persons who had filed formal petitions to deny the Applications, and directed the ALJ to establish a procedural schedule by Friday, August 24, 2018.
On August 2, 2017, we received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Merger

Agreement. The second request was issued under the HSR Act. Sinclair received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Merger Agreement. The parties entered into an agreement with the DOJ on September 15, 2017 by which they agreed not to consummate the Merger Agreement before certain dates related to their certification of substantial compliance with the second request (which occurred in November 2017) and to provide the DOJ with 10 calendar days’ notice prior to consummating the Merger Agreement. Although Sinclair and the DOJ reached agreement on a term sheet identifying the markets in which stations would have to be divested, they did not reach a definitive settlement and their discussions on significant provisions remained ongoing as of August 2018.
Pursuant to the Merger Agreement, we had the right to terminate the Merger Agreement if Sinclair failed to perform in all material respects its covenants, and such failure was not cured by the end date of August 8, 2018. Additionally, either party may terminate the Merger Agreement if the Merger is not consummated on or before August 8, 2018 (and the failure for the Merger to have been consummated by such date was not primarily due to a breach of the Merger Agreement by the party terminating the Merger Agreement). On August 9, 2018, we provided notification to Sinclair that we had terminated the Merger Agreement, effective immediately, on the basis of Sinclair’s willful and material breaches of its covenants and the expiration of the second end date thereunder. In connection with the termination of the Merger Agreement, on August 9, 2018, we provided notification to Fox that we had terminated the Fox Purchase Agreement, effective immediately. Under the terms of each of the Merger Agreement and the Fox Purchase Agreement, no termination fees are payable by any party.
On August 9, 2018, we filed a complaint in the Chancery Court of the State of Delaware against Sinclair, alleging breach of contract under the Merger Agreement. See “Part II. Item 1. Legal Proceedings” for additional information.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (as subsequently modified, the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has to date entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.
See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information regarding the Debtors’ Chapter 11 cases and for a description of the terms and conditions of the Plan.
At June 30, 2018, restricted cash held by us to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we would be required to satisfy the allowed claims from our cash from operations.
Chicago Cubs Transactions
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2017) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2018 would be approximately $71 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. As of June 30, 2018, we have paid or accrued approximately $83 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 include a deferred tax liability of $66 million and $96 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
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
Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The legislation authorizing the incentive auction provides the FCC with a $1.750 billion special fund to reimburse reasonable capital costs and expenses incurred by stations that are reassigned to new channels in the repacking, which amount was increased by $1 billion pursuant to the adoption of an amended version of the Repack Airwaves Yielding Better Access for Users of Modern Services (RAY BAUM’S) Act of 2018 by the U.S. Congress on March 23, 2018. We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.

Non-Operating Items
Non-operating items for the three and six months ended June 30, 2018 and June 30, 2017 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Loss on extinguishment and modification of debt	$—	$—	$—	$(19,052)
Gain on investment transactions	—	—	3,888	4,950
Write-downs of investment	—	(58,800)	—	(180,800)
Other non-operating (loss) gain, net	(26)	71	91	45
Total non-operating (loss) gain, net	$(26)	$(58,729)	$3,979	$(194,857)
Non-operating items for the six months ended June 30, 2018 included a pretax gain of $4 million from the sale of one of our other equity investments.
Non-operating items for the three months ended June 30, 2017 included a non-cash pretax impairment charge of $59 million to write-down our investment in CareerBuilder, as further described in Note 5 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018.
Non-operating items for the six months ended June 30, 2017 included a $19 million pretax loss on the extinguishment and modification of debt. The loss consisted of a write-off of unamortized debt issuance costs of $6 million and an unamortized discount of $1 million of the Term B Loans as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” Gain on investment transactions for the six months ended June 30, 2017 included a pretax gain of $5 million from the sale of our tronc, Inc. (“tronc”) shares. Write-downs of investment for the six months ended June 30, 2017 included non-cash pretax impairment charges of $181 million to write down our investment in CareerBuilder, as further described in Note 5 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018.

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
The only identified impact to our financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized. The following discussion and analysis presents a review of our continuing operations as of and for the three and six months ended June 30, 2018 and June 30, 2017, unless otherwise noted.

CONSOLIDATED
Consolidated operating results for the three and six months ended June 30, 2018 and June 30, 2017 are shown in the table below:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Operating revenues	$489,358	$469,517	+4%	$932,993	$909,427	+3%

Operating profit (loss)	$98,066	$12,653	*	$285,351	$(8,314)	*

Income on equity investments, net	$52,568	$40,761	+29%	$91,705	$77,798	+18%

Income (loss) from continuing operations	$84,438	$(29,823)	*	$225,621	$(131,035)	*

(Loss) income from discontinued operations, net of taxes	$—	$(579)	*	$—	$15,039	*

Net income (loss) attributable to Tribune Media Company	$84,438	$(30,402)	*	$225,631	$(115,996)	*

*	Represents positive or negative change equal to, or in excess of 100%
Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Operating revenues
Television and Entertainment	$486,417	$466,061	+4%	$927,119	$902,094	+3%
Corporate and Other	2,941	3,456	-15%	5,874	7,333	-20%
Total operating revenues	$489,358	$469,517	+4%	$932,993	$909,427	+3%
Operating profit (loss)
Television and Entertainment	$119,767	$50,219	*	$331,619	$70,232	*
Corporate and Other	(21,701)	(37,566)	-42%	(46,268)	(78,546)	-41%
Total operating profit (loss)	$98,066	$12,653	*	$285,351	$(8,314)	*

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
Consolidated operating revenues increased 4%, or $20 million, in the three months ended June 30, 2018 primarily due to an increase in Television and Entertainment revenues, driven by higher retransmission revenues, carriage fees and other revenue, partially offset by the absence of barter revenue due to the new revenue guidance adopted in 2018. Consolidated operating profit increased $85 million in the three months ended June 30, 2018 primarily due to $70 million increase in Television and Entertainment operating profit driven by an increase in revenues and a decrease in programming expenses and a lower Corporate and Other operating loss due to a decrease in compensation and outside services expenses.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
Consolidated operating revenues increased 3%, or $24 million, in the six months ended June 30, 2018 primarily due to an increase at Television and Entertainment driven by higher retransmission revenues, carriage fees and other revenue, partially offset by lower advertising revenue and the absence of barter revenue in 2018. Consolidated operating profit increased $294 million to operating profit of $285 million in the six months ended June 30, 2018, from an operating loss of $8 million in the six months ended June 30, 2017. The increase was primarily driven by higher Television and Entertainment operating profit largely due to a $133 million gain on the sales of spectrum and an increase in revenue and lower programming expenses, and a lower Corporate and Other operating loss primarily due to a decrease in compensation and outside services expenses.
Operating Expenses—Consolidated operating expenses for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Programming	$111,635	$157,084	-29%	$212,376	$298,330	-29%
Direct operating expenses	98,817	96,940	+2%	200,205	195,747	+2%
Selling, general and administrative	125,878	147,249	-15%	257,834	312,843	-18%
Depreciation	13,281	13,927	-5%	27,056	27,498	-2%
Amortization	41,681	41,664	—%	83,368	83,323	—%
Gain on sales of spectrum	—	—	—%	(133,197)	—	*
Total operating expenses	$391,292	$456,864	-14%	$647,642	$917,741	-29%

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
Programming expense, which represented 23% of revenues for the three months ended June 30, 2018 compared to 33% for the three months ended June 30, 2017, decreased 29%, or $45 million, due to lower amortization of license fees and absence of barter expense due to the new revenue guidance adopted in 2018, $20 million of additional expenses in the second quarter of 2017 related to the shift in programming strategy at WGN America, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $23 million was primarily attributable to two originals airing in the second quarter of 2017 (Outsiders and Underground) versus airing lower cost programming in the second quarter of 2018. Barter expense decreased by $7 million as we no longer recognize barter revenue and expense as a result of new revenue guidance adopted in 2018. Network affiliate fees increased by $4 million mainly due to contractual increases.
Direct operating expenses, which represented 20% of revenues for the three months ended June 30, 2018 compared to 21% for the three months ended June 30, 2017, increased 2%, or $2 million. Compensation expense increased 1%, or $1 million, primarily due to higher direct pay and benefits. All other direct operating expenses, such as outside services, occupancy expense and royalty expense, increased 4%, or $1 million.
SG&A expenses, which represented 26% of revenues for the three months ended June 30, 2018 compared to 31% for the three months ended June 30, 2017, were down 15%, or $21 million, due mainly to lower compensation and outside services expenses. Compensation expense decreased 16%, or $12 million, due to a $4 million decrease in severance, a $3 million decrease in direct pay and benefits, a $3 million decrease in incentive compensation and a $2 million decrease in stock-based compensation. Outside services decreased 39%, or $11 million, primarily due to lower professional and legal fees.
Depreciation expense fell 5%, or less than $1 million, in the three months ended June 30, 2018. Amortization expense was flat in the three months ended June 30, 2018.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
Programming expense, which represented 23% of revenues for the six months ended June 30, 2018 compared to 33% for the six months ended June 30, 2017, decreased 29%, or $86 million, due to lower amortization of license fees, the absence of barter expense in 2018, and the $20 million of additional expenses in the second quarter of 2017 related to the shift in programming strategy at WGN America, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $62 million was primarily attributable to three originals airing in the first half of 2017 (Outsiders, Underground and Salem) versus airing lower cost programming in the first half of 2018. Barter expense decreased by $14 million as we no longer recognize barter revenue and expense as a result of adopting new revenue guidance in 2018. Network affiliate fees increased by $9 million mainly due to contractual increases.
Direct operating expenses, which represented 21% of revenues for the six months ended June 30, 2018 and 22% for the six months ended June 30, 2017, increased 2%, or $4 million, primarily due to increases of $2 million in both compensation expense and outside services expense.
SG&A expenses, which represented 28% of revenues for the six months ended June 30, 2018 and 34% for the six months ended June 30, 2017, decreased 18%, or $55 million, primarily due to lower compensation expense, outside services expense and promotion expense. Compensation expense decreased 22%, or $34 million, due to a $20 million decrease at Corporate and Other as the prior year included $13 million of expense related to the resignation of the CEO in the first quarter of 2017, as well as decreases of $2 million in direct pay and benefits, $3 million in incentive compensation and $1 million in stock-based compensation. Compensation expense decreased $14 million at Television and Entertainment due to a $5 million decrease in severance, a $6 million decrease in direct pay and benefits, a $2 million decrease in stock-based compensation and a $2 million decrease in incentive compensation. Outside services expense decreased 22%, or $10 million, primarily driven by lower professional and legal fees associated with the Merger. Promotion expense decreased 13%, or $9 million, primarily due to a $9 million decrease at WGN America.
Depreciation expense decreased 2%, or less than $1 million, for the six months ended June 30, 2018. Amortization expense was flat for the six months ended June 30, 2018.
Gain on sales of spectrum of $133 million for the six months ended June 30, 2018 relates to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018.
Income From Discontinued Operations, Net of Taxes—The results of discontinued operations for the three and six months ended June 30, 2017 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Loss from discontinued operations, net of taxes totaled less than $1 million for the three months ended June 30, 2017 and income from discontinued operations, net of taxes totaled $15 million for the six months ended June 30, 2017, including a pretax gain on the sale of $35 million. Interest expense allocated to discontinued operations totaled $1 million for the six months ended June 30, 2017. The results of discontinued operations also include selling and transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $10 million for the six months ended June 30, 2017. See Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 for further information.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Operating revenues	$486,417	$466,061	+4%	$927,119	$902,094	+3%
Operating expenses	366,650	415,842	-12%	595,500	831,862	-28%
Operating profit	$119,767	$50,219	*	$331,619	$70,232	*

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
Television and Entertainment operating revenues increased 4%, or $20 million, in the three months ended June 30, 2018 largely due to increases in retransmission revenues, carriage fees and other revenue, partially offset by a decrease in barter/trade revenue, as further described below.
Television and Entertainment operating profit increased $70 million, in the three months ended June 30, 2018 mainly due to a $20 million increase in revenue, a $45 million decrease in programming expenses and lower compensation expense, as further described below.
Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
Television and Entertainment operating revenues increased 3%, or $25 million, in the six months ended June 30, 2018 largely due to increases in retransmission revenues, carriage fees and other revenue, partially offset by decreases in advertising revenue and barter/trade revenue, as further described below.
Television and Entertainment operating profit increased $261 million, in the six months ended June 30, 2018 mainly due to a net pretax gain of $133 million in the first quarter of 2018 related to licenses sold in the FCC spectrum auction, as described above, an $86 million decrease in programming expenses as well as declines in compensation expense and other expense, as further described below.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Advertising	$311,431	$312,864	—%	$581,870	$604,571	-4%
Retransmission revenues	117,185	104,999	+12%	235,327	199,213	+18%
Carriage fees	40,815	31,867	+28%	82,477	65,477	+26%
Barter/trade	2,388	9,481	-75%	4,482	18,493	-76%
Other	14,598	6,850	*	22,963	14,340	+60%
Total operating revenues	$486,417	$466,061	+4%	$927,119	$902,094	+3%

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Advertising Revenues—Advertising revenues, net of agency commissions, remained flat in the three months ended June 30, 2018 as a $16 million increase in net political advertising revenue was offset by a $17 million decline in net core advertising revenues (comprised of local and national advertising, excluding political and digital). The decline in net core advertising revenue was primarily due to a decline in advertising in our markets. Net political advertising revenues, which are a component of total advertising revenues, were $21 million for the three months ended June 30, 2018 compared to $4 million for the three months ended June 30, 2017, as 2018 is an election year.
Retransmission Revenues—Retransmission revenues increased 12%, or $12 million, in the three months ended June 30, 2018 primarily due to a $16 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.
Carriage Fees—Carriage fees increased 28%, or $9 million, in the three months ended June 30, 2018 mainly due to an $8 million increase from higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues declined 75%, or $7 million, in the three months ended June 30, 2018 as barter revenues are no longer recognized under new revenue guidance adopted in 2018. We recognized $7 million of barter revenue for the three months ended June 30, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues increased $8 million in the three months ended June 30, 2018 mainly due to a $5 million increase in copyright royalties and $1 million of profit sharing from an original program.
Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
Advertising Revenues—Advertising revenues, net of agency commissions, fell 4%, or $23 million, in the six months ended June 30, 2018 primarily due to a $46 million decrease in net core advertising revenues (comprised of local and national advertising, excluding political and digital) partially offset by a $24 million increase in net political advertising revenues. The decrease in net core advertising revenue was primarily due to a decline in advertising in our markets, a decrease in revenues associated with airing the Super Bowl on 2 NBC-affiliated stations in 2018 compared to 14 FOX-affiliated stations in 2017 and the 2018 Winter Olympics, which negatively impacted non-NBC affiliated stations’ advertising revenues. Net political advertising revenues, which are a component of total advertising revenues, were approximately $30 million for the six months ended June 30, 2018 compared to $6 million for the six months ended June 30, 2017, as 2018 is an election year.
Retransmission Revenues—Retransmission revenues increased 18%, or $36 million, in the six months ended June 30, 2018 primarily due to a $45 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.
Carriage Fees—Carriage fees were up 26%, or $17 million, in the six months ended June 30, 2018 due mainly to a $16 million increase from higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues decreased 76%, or $14 million, in the six months ended June 30, 2018 as barter revenues are no longer recognized under new revenue guidance adopted in 2018. We recognized $14 million of barter revenue for the six months ended June 30, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues increased 60%, or $9 million, in the six months ended June 30, 2018 mainly due to a $5 million increase in copyright royalties and $1 million of deferred revenue recognized related to spectrum sharing arrangements.

Operating Expenses—Television and Entertainment operating expenses for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Compensation	$133,224	$140,922	-5%	$266,956	$279,084	-4%
Programming	111,635	157,084	-29%	212,376	298,330	-29%
Depreciation	10,941	10,530	+4%	21,811	20,569	+6%
Amortization	41,681	41,664	—%	83,368	83,323	—%
Other	69,169	65,642	+5%	144,186	150,556	-4%
Gain on sales of spectrum	—	—	—%	(133,197)	—	*
Total operating expenses	$366,650	$415,842	-12%	$595,500	$831,862	-28%

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
Television and Entertainment operating expenses decreased 12%, or $49 million, in the three months ended June 30, 2018 compared to the prior year period largely due to a $45 million decline in programming expense and lower compensation expense, partially offset by an increase in other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, fell 5%, or $8 million, in the three months ended June 30, 2018. The decrease was primarily due to a $4 million decrease in severance expense, a $2 million decrease in direct pay and benefits along with a $1 million decrease in stock-based compensation and a $1 million decrease in incentive compensation.
Programming Expense—Programming expense decreased 29%, or $45 million, in the three months ended June 30, 2018. The decrease was partially the result of lower amortization of license fees and the lack of barter expense as a result of new revenue guidance adopted in 2018 and $20 million of additional expenses in the second quarter of 2017 related to the shift in programming strategy at WGN America, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $23 million was primarily attributable to two originals airing in the second quarter of 2017 (Outsiders and Underground) versus airing lower cost programming in the second quarter of 2018 after the shift in programming strategy at WGN America. Barter expense decreased by $7 million as we no longer recognize barter revenue and expense as a result of new revenue guidance adopted in 2018. Network affiliate fees increased by $4 million mainly due to contractual increases.
Depreciation and Amortization Expense—Depreciation expense and amortization expense remained flat for the three months ended June 30, 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 5%, or $4 million, for the three months ended June 30, 2018 primarily related to a $4 million increase in promotion expense mostly at WGN America for original programming.
Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
Television and Entertainment operating expenses decreased 28%, or $236 million, in the six months ended June 30, 2018 compared to the prior year period largely due to a net pretax gain of $133 million in the first quarter of 2018 related to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, an $86 million decrease in programming expenses and declines in compensation expense and other expenses, as further described below.

Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, decreased 4%, or $12 million, in the six months ended June 30, 2018 primarily due to a $4 million decrease in severance, a $4 million decrease in direct pay and benefits, a $2 million decrease in stock-based compensation and a $2 million decrease in incentive compensation.
Programming Expense—Programming expense decreased 29%, or $86 million, in the six months ended June 30, 2018. The decrease was primarily the result of lower amortization of license fees and the lack of barter expense as a result of the new revenue guidance, and $20 million of additional expenses in the second quarter of 2017 related to the shift in programming strategy at WGN America, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $62 million was primarily attributable to three originals airing in the first half of 2017 (Outsiders, Underground and Salem) versus airing lower cost programming in the first half of 2018. Barter expense decreased by $14 million as we no longer recognize barter revenue and expense as a result of new revenue guidance adopted in 2018. Network affiliate fees increased by $9 million mainly due to contractual increases.
Depreciation and Amortization Expense—Depreciation expense increased 6%, or $1 million, in the six months ended June 30, 2018. Amortization expense remained flat in the six months ended June 30, 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 4%, or $6 million, in the six months ended June 30, 2018 primarily due to a $9 million decrease in promotion expense mostly at WGN America, partially offset by a $2 million increase in outside services expense.
Gain on Sales of Spectrum—In the six months ended June 30, 2018, we recorded a net pretax gain of $133 million related to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018.
CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating results for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Real estate revenues	$2,941	$3,456	-15%	$5,874	$7,333	-20%

Operating Expenses
Real estate (1)	$3,003	$2,551	+18%	$5,234	$5,758	-9%
Corporate (2)	21,639	38,471	-44%	46,908	80,121	-41%
Total operating expenses	$24,642	$41,022	-40%	$52,142	$85,879	-39%

(1)
Real estate operating expenses included less than $1 million of depreciation expense for the three months ended June 30, 2018 and June 30, 2017, respectively, and $1 million of depreciation expense for each of the six months ended June 30, 2018 and June 30, 2017.

(2)
Corporate operating expenses included $2 million and $3 million of depreciation expense for the three months ended June 30, 2018 and June 30, 2017, respectively, and $4 million and $6 million of depreciation expense for the six months ended June 30, 2018 and June 30, 2017, respectively.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
Real Estate Revenues—Real estate revenues decreased 15%, or $1 million, in the three months ended June 30, 2018 primarily due to the loss of revenue from real estate properties sold in 2017.

Real Estate Expenses—Real estate expenses increased 18%, or less than $1 million, in the three months ended June 30, 2018.
Corporate Expenses—Corporate expenses decreased 44%, or $17 million, in the three months ended June 30, 2018 primarily due to a $12 million decline in outside services expense driven by lower professional and legal fees associated with the Merger of $9 million and lower compensation expense of $3 million primarily driven by lower incentive compensation.
Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
Real Estate Revenues—Real estate revenues decreased 20%, or $1 million, in the six months ended June 30, 2018 primarily due to the loss of revenue from real estate properties sold in 2017.
Real Estate Expenses—Real estate expenses decreased 9%, or $1 million, in the six months ended June 30, 2018 primarily resulting from a $1 million reduction in impairment charges associated with certain real estate properties.
Corporate Expenses—Corporate expenses decreased 41%, or $33 million, in the six months ended June 30, 2018 primarily due to lower compensation expense and outside services. Compensation expense decreased $20 million as the prior year included $13 million of expense ($6 million of severance and $7 million of stock-based compensation) related to the resignation of the CEO in the first quarter of 2017. In addition, incentive compensation decreased $3 million, direct pay and benefits decreased $2 million and stock-based compensation decreased $1 million. Outside services expense decreased by $10 million primarily due to a reduction in professional and legal fees associated with the Merger.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three and six months ended June 30, 2018 and June 30, 2017 was as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Income on equity investments, net, before amortization of basis difference	$65,037	$53,311	+22%	$116,643	$106,199	+10%
Amortization of basis difference (1)	(12,469)	(12,550)	-1%	(24,938)	(28,401)	-12%
Income on equity investments, net	$52,568	$40,761	+29%	$91,705	$77,798	+18%

(1)	See Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 for the discussion of the amortization of basis difference.
Income on equity investments, net increased 29%, or $12 million, in the three months ended June 30, 2018 primarily due to higher equity income from CareerBuilder as a result of recognizing our share of the gain on the sale of one of its business operations. Income on equity investments, net increased 18%, or $14 million, in the six months ended June 30, 2018 largely due to higher equity income from CareerBuilder, as discussed above, and a $3 million decline in amortization of basis difference as a result of the write-down of our investment in CareerBuilder in 2017, which eliminated the remaining basis difference for that investment.
As described in Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, in the three and six months ended June 30, 2017, we recorded a non-cash pretax impairment charge of $59 million and $181 million, respectively, to write down our investment in CareerBuilder, which is included in write-downs of investment in our unaudited Condensed Consolidated Statements of Operations.

Cash distributions from our equity method investments were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Cash distributions from equity investments	$43,789	$38,141	+15%	$158,926	$149,650	+6%
Cash distributions from equity investments increased 15%, or $6 million, in the three months ended June 30, 2018 and increased 6%, or $9 million, in the six months ended June 30, 2018, largely due to $6 million of distributions from CareerBuilder, of which $5 million related to a distribution of proceeds from the sale of one of its business operations.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
Interest and dividend income	$2,336	$548	*	$4,234	$1,053	*

Interest expense (1)	$41,990	$40,185	+4%	$82,621	$78,943	+5%

Income tax expense (benefit) (2)	$32,816	$(9,905)	*	$89,518	$(61,519)	*

*	Represents positive or negative change equal to, or in excess of 100%

(1)
Interest expense excludes $1 million for the six months ended June 30, 2017 related to discontinued operations. We used $400 million of the proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility and the interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility.

(2)
Income tax expense (benefit) excludes a benefit of $0.4 million for the three months ended June 30, 2017 and an expense of $14 million for the six months ended June 30, 2017 related to discontinued operations.

Interest Expense—Interest expense from continuing operations for each of the three months ended June 30, 2018 and June 30, 2017 includes amortization of debt issuance costs of $2 million. Interest expense from continuing operations for the six months ended June 30, 2018 and June 30, 2017 includes amortization of debt issuance costs of $3 million and $4 million, respectively.
Income Tax Expense (Benefit)—In the three and six months ended June 30, 2018, we recorded income tax expense from continuing operations of $33 million and $90 million, respectively. The effective tax rate on pretax income from continuing operations was 28.0% for the three months ended June 30, 2018. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a less than $1 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation. The effective tax rate on pretax income from continuing operations was 28.4% for the six months ended June 30, 2018. The rate for the six months ended June 30, 2018 differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a net $3 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three and six months ended June 30, 2017, we recorded an income tax benefit from continuing operations of $10 million and $62 million, respectively. The effective tax rate on pretax loss from continuing operations was 24.9% for the three months ended June 30, 2017. The rate differs from the U.S. federal statutory rate of 35% at the time due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes, a $3 million benefit related to expected refunds of interest paid on prior tax assessments and other non-deductible expenses. The effective tax rate on pretax loss from continuing operations was 31.9% for the six months ended June 30, 2017. The rate for the six months ended June 30, 2017 was also impacted by a $2 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$220,941	$122,697
Net cash (used in) provided by investing activities	(17,744)	591,894
Net cash used in financing activities	(48,991)	(927,656)
Net increase (decrease) in cash, cash equivalents and restricted cash	$154,206	$(213,065)
Operating activities
Net cash provided by operating activities for the six months ended June 30, 2018 was $221 million compared to $123 million for the six months ended June 30, 2017. The increase was primarily due to higher operating cash flows from operating results, an increase in distributions from our equity investments and lower tax payments, partially offset by unfavorable working capital changes. Distributions from our equity investment were $159 million for the six months ended June 30, 2018 compared to $150 million for the six months ended June 30, 2017.

Investing activities
Net cash used in investing activities totaled $18 million for the six months ended June 30, 2018. Our capital expenditures in the six months ended June 30, 2018 totaled $25 million and included $5 million related to the FCC spectrum repacking project. In the six months ended June 30, 2018, we received net proceeds of $4 million from the sales of investments and $2 million of repack reimbursements from the FCC.
Net cash provided by investing activities totaled $592 million for the six months ended June 30, 2017. Our capital expenditures in the six months ended June 30, 2017 totaled $28 million. In the six months ended June 30, 2017, we received net proceeds of $554 million from the Gracenote Sale, $60 million related to the sales of real estate and $5 million related to the sale of tronc shares.
Financing activities
Net cash used in financing activities was $49 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we paid quarterly cash dividends of $44 million and paid $6 million of tax withholdings related to net share settlements of share-based awards.
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
Debt
Our debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,587 and $1,900	$188,038	$187,725
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $20,064 and $21,783	1,645,828	1,644,109
5.875% Senior Notes due 2022, net of debt issuance costs of $11,266 and $12,649	1,088,734	1,087,351
Total debt	$2,922,600	$2,919,185

Secured Credit Facility—At both June 30, 2018 and December 31, 2017, our secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding, and a $420 million revolving credit facility (“Revolving Credit Facility”). At both June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility; however, there were standby letters of credit outstanding of $20 million and $21 million, respectively, primarily in support of our workers’ compensation insurance programs. See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility.

On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our outstanding term loans. In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million prepayment, we recorded a loss of $19 million on the extinguishment and modification of debt, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018.
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
Repurchases of Equity Securities
On February 24, 2016, the Board of Directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock (the “2016 Stock Repurchase Program”). Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The repurchase program may be suspended or discontinued at any time. We did not repurchase any shares of Common Stock during 2017 and did not make any share repurchases during the six months ended June 30, 2018 due to limitations imposed by the Merger Agreement. As of June 30, 2018, the remaining authorized amount under the current authorization totaled $168 million.
Cash Dividends
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
Second quarter	0.25	21,925	0.25	21,816
Total quarterly cash dividends declared and paid	$0.50	$43,847	$0.50	$43,558

On August 8, 2018, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on September 4, 2018 to holders of record of Common Stock and Warrants as of August 20, 2018.
On February 3, 2017, we paid a special cash dividend of $5.77 per share to holders of record of our Common Stock at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants.
Any determination to pay dividends on our Common Stock, and the establishment of the per share amount, record dates and payment dates, is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings and cash flows, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
Off-Balance Sheet Arrangements
As further described in Note 5 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, in the first quarter of 2018, New Cubs LLC refinanced a portion of its debt which was guaranteed by us and we ceased being a guarantor of the refinanced debt. As of June 30, 2018, the remaining guarantees were capped at $249 million plus unpaid interest.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 for a discussion of new accounting guidance and the Company’s adoption of certain accounting standards in 2018.
We have updated our revenue recognition policies in conjunction with our adoption of Topic 606 as further described in Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018. See Note 1 for additional information on the key judgments and estimates related to revenue recognition under the new policy. Except for the adoption of Topic 606, there were no other changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2017 Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2018. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court has to date entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information.
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2017) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2018 would be approximately $71 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through June 30, 2018, we have paid or accrued approximately $83 million through our regular tax reporting process.

We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of June 30, 2018 includes deferred tax liabilities of $66 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our liability for unrecognized tax benefits totaled $23 million at June 30, 2018 and December 31, 2017.
In July 2017, following the initial filing of the proxy statement/prospectus (the “Proxy Statement/Prospectus”) by each of Sinclair and us with the SEC relating to the Merger, four purported Tribune shareholders (the “Plaintiffs”) filed putative class action lawsuits against us, members of our Board, and, in certain instances, Sinclair and Samson Merger Sub, Inc. (collectively, the “Parties”) in the United States District Courts for the Districts of Delaware and Illinois. The actions are captioned McEntire v. Tribune Media Company, et al., 1:17-cv-05179 (N.D. Ill.), Duffy v. Tribune Media Company, et al., 1:17-cv-00919 (D. Del.), Berg v. Tribune Media Company, et al., 1:17-cv-00938 (D. Del.), and Pill v. Tribune Media Company, et al., 1:17-cv-00961 (D. Del.) (collectively, the “Actions”). These lawsuits allege that the Proxy Statement/Prospectus omitted material information and was materially misleading in violation of the Securities Exchange Act of 1934, as amended, and SEC Rule 14a-9 and generally seek preliminary and permanent injunctive relief, rescission or rescissory damages, and unspecified damages. On September 15, 2017, the Parties entered into a memorandum of understanding (the “MOU”) to resolve the individual claims asserted by the Plaintiffs. The MOU acknowledges that we, in part in response to the claims asserted in the Actions, filed certain supplemental disclosures with the SEC on August 16, 2017 and that we, solely in response to the Actions, communicated to four third parties that participated in the sale process and twenty-three third parties that have signed confidentiality agreements in connection with potential divestitures that the “standstill” obligations of such third parties were waived. The Parties further agreed that we would make the additional supplemental disclosures, which are set forth in our Current Report on Form 8-K, filed with the SEC on September 15, 2017. As disclosed above, the Merger Agreement was terminated as of August 9, 2018.
On each of July 27, 2018, July 30, 2018 and August 2, 2018, a separate single plaintiff filed a putative class action lawsuit against us and Sinclair, and in two instances, Tribune Broadcasting Company and other as-yet-unnamed third parties, and in one instance, other named third parties in the industry (collectively, the “Defendants”) in the United States District Court for the Districts of Maryland and Illinois. These lawsuits allege that the Defendants coordinated their pricing of television advertising, thereby harming the plaintiff in each lawsuit and other class members as direct purchasers of television advertising. The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations. We believe the above lawsuits are without merit and intend to defend them vigorously.
On August 9, 2018, we filed a complaint in the Chancery Court of the State of Delaware against Sinclair, alleging breach of contract under the Merger Agreement. The complaint alleges that Sinclair willfully and materially breached its obligations under the Merger Agreement to use its reasonable best efforts to promptly obtain regulatory approval of the Merger so as to enable the Merger to close as soon as reasonably practicable. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Merger Agreement.
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
ITEM 1A. RISK FACTORS
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2017 Annual Report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.” Other than as described below, there have been no material changes to the risk factors disclosed in our 2017 Annual Report.

There can be no assurance that our ongoing exploration of strategic alternatives will be successful.
As part of our previously announced ongoing exploration of strategic alternatives, on May 8, 2017, we entered into the Merger Agreement with Sinclair, pursuant to which we were to merge into Sinclair, subject to the satisfaction of certain conditions. Following the second end date under the Merger Agreement, on August 9, 2018, we provided notification to Sinclair that we had terminated the Merger Agreement and also filed a lawsuit against Sinclair alleging breach of contract under the Merger Agreement. As a result of the termination of the Merger Agreement, we expect to continue to explore a range of strategic and financial alternatives to enhance shareholder value, which will involve the dedication of significant resources and the incurrence of significant costs and expenses and may disrupt our business or adversely impact our revenue, operating results and financial condition. In addition, there can be no certainty that we will ultimately be successful in our lawsuit against Sinclair, and ongoing litigation related to the Merger Agreement may impose substantial costs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
No Warrants were exercised for Class A Common Stock or for Class B Common Stock during the six months ended June 30, 2018. As further described in Note 11 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, 30,551 Warrants remain outstanding as of June 30, 2018. The Warrants are exercisable at the holder’s option into Class A Common Stock, Class B Common Stock, or a combination thereof, at an exercise price of $0.001 per share or through “cashless exercise,” whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price.
The issuance of shares of Class A Common Stock and Class B Common Stock upon exercise of the Warrants is exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization. The issuance of the Warrants does not involve underwriters, underwriting discounts or commissions.
Repurchases of Equity Securities
During the six months ended June 30, 2018, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of June 30, 2018, the remaining authorized amount under the current authorization totaled $168 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
On August 9, 2018, we provided notification to Sinclair that we had terminated the Merger Agreement, effective immediately, following the expiration of the second end date thereunder. As a result of the termination of the Merger Agreement, on August 9, 2018, we provided notification to Fox that we had terminated the Fox Purchase Agreement. Under the terms of each of the Merger Agreement and the Fox Purchase Agreement, no termination fees are payable by any party.
On each of July 27, 2018, July 30, 2018 and August 2, 2018, a separate single plaintiff filed a putative class action lawsuit against us and Sinclair, and in two instances, Tribune Broadcasting Company and other as-yet-unnamed third parties, and in one instance, other named third parties in the industry (collectively, the “Defendants”) in the United States District Court for the Districts of Maryland and Illinois. These lawsuits allege that the Defendants coordinated their pricing of television advertising, thereby harming the plaintiff in each lawsuit and other class members as direct purchasers of television advertising. The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations. We believe the above lawsuits are without merit and intend to defend them vigorously.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.40	Asset Purchase Agreement among Sinclair Television Group, Inc., Tribune Media Company and Fox Television Stations, LLC, dated May 8, 2018.

10.41§	Employment Agreement, dated as of June 20, 2018, between Tribune Media Company and Gavin Harvey.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§ Constitutes a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2018.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer