Form 10-Q
period 2018-09-30
TRIBUNE MEDIA CO
filed 2018-11-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☒
As of October 31, 2018, 87,651,327 shares of the registrant’s Class A Common Stock and 5,557 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item No.	Part I. Financial Information	Page
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and September 30, 2017	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and September 30, 2017	3
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017	4
	Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2018	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017	7
	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1: Basis of Presentation and Significant Accounting Policies	9
	Note 2: Discontinued Operations	15
	Note 3: Real Estate Sales and Assets Held for Sale	17
	Note 4: Goodwill and Other Intangible Assets	18
	Note 5: Investments	19
	Note 6: Debt	23
	Note 7: Fair Value Measurements	24
	Note 8: Commitments and Contingencies	26
	Note 9: Income Taxes	29
	Note 10: Pension and Other Retirement Plans	31
	Note 11: Capital Stock	31
	Note 12: Stock-Based Compensation	33
	Note 13: Earnings Per Share	35
	Note 14: Accumulated Other Comprehensive (Loss) Income	37
	Note 15: Business Segments	38
	Note 16: Condensed Consolidating Financial Statements	39
	Note 17: Subsequent Events	50
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 4.	Controls and Procedures	71
Part II. Other Information
Item 1.	Legal Proceedings	72
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Mine Safety Disclosures	75
Item 5.	Other Information	75
Item 6.	Exhibits	75
Signature		76

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating Revenues
Television and Entertainment	$494,619	$447,307	$1,421,738	$1,349,401
Other	3,389	3,226	9,263	10,559
Total operating revenues	498,008	450,533	1,431,001	1,359,960
Operating Expenses
Programming	161,114	199,118	373,490	497,448
Direct operating expenses	101,847	98,419	302,052	294,166
Selling, general and administrative	142,747	126,507	400,581	439,350
Depreciation	13,501	14,263	40,557	41,761
Amortization	41,675	41,678	125,043	125,001
Gain on sales of spectrum (Note 8)	—	—	(133,197)	—
Total operating expenses	460,884	479,985	1,108,526	1,397,726
Operating Profit (Loss)	37,124	(29,452)	322,475	(37,766)
Income on equity investments, net	32,381	21,058	124,086	98,856
Interest and dividend income	3,239	827	7,473	1,880
Interest expense	(42,842)	(40,389)	(125,463)	(119,332)
Pension and other postretirement periodic benefit credit, net	7,035	5,703	21,104	17,111
Loss on extinguishments and modification of debt	—	(1,435)	—	(20,487)
(Loss) gain on investment transactions, net	(5,001)	5,667	(1,113)	10,617
Write-downs of investment	—	—	—	(180,800)
Other non-operating (loss) gain, net	(38)	—	53	45
Reorganization items, net	(244)	(753)	(1,822)	(1,452)
Income (Loss) from Continuing Operations Before Income Taxes	31,654	(38,774)	346,793	(231,328)
Income tax (benefit) expense	(22,422)	(20,087)	67,096	(81,606)
Income (Loss) from Continuing Operations	54,076	(18,687)	279,697	(149,722)
Income from Discontinued Operations, net of taxes (Note 2)	—	—	—	15,039
Net Income (Loss)	$54,076	$(18,687)	$279,697	$(134,683)
Net loss from continuing operations attributable to noncontrolling interests	23	—	33	—
Net Income (Loss) attributable to Tribune Media Company	$54,099	$(18,687)	$279,730	$(134,683)

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.62	$(0.21)	$3.19	$(1.72)
Discontinued Operations	—	—	—	0.17
Net Earnings (Loss) Per Common Share	$0.62	$(0.21)	$3.19	$(1.55)

Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.61	$(0.21)	$3.17	$(1.72)
Discontinued Operations	—	—	—	0.17
Net Earnings (Loss) Per Common Share	$0.61	$(0.21)	$3.17	$(1.55)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Income (Loss)	$54,076	$(18,687)	$279,697	$(134,683)
Less: Income from Discontinued Operations, net of taxes	—	—	—	15,039
Income (Loss) from Continuing Operations	54,076	(18,687)	279,697	(149,722)

Other Comprehensive Income (Loss) from Continuing Operations, net of taxes
Pension and other post-retirement benefit items:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(1,327) and $(285) for the nine months ended September 30, 2018 and September 30, 2017, respectively	—	—	(3,827)	(442)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(15) and $(26) for the three months ended September 30, 2018 and September 30, 2017, respectively, and $(44) and $(77) for the nine months ended September 30, 2018 and September 30, 2017, respectively	(41)	(40)	(124)	(120)
Change in unrecognized benefit plan gains and losses, net of taxes	(41)	(40)	(3,951)	(562)
Marketable securities:
Change in unrealized holding gains and losses arising during the period, net of taxes of $(60) for the nine months ended September 30, 2017	—	—	—	(95)
Adjustment for loss (gain) on investment sale included in net income, net of taxes of $40 and $(1,921) for the three and nine months ended September 30, 2017	—	62	—	(2,980)
Change in marketable securities, net of taxes	—	62	—	(3,075)
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $812 and $(497) for the three months ended September 30, 2018 and September 30, 2017, respectively, and $4,383 and $(3,950) for the nine months ended September 30, 2018 and September 30, 2017, respectively	2,342	(769)	12,639	(6,126)
Gains and losses reclassified to net income, net of taxes of $58 and $509 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $384 and $1,638 for the nine months ended September 30, 2018 and September 30, 2017, respectively	167	789	1,108	2,540
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	2,509	20	13,747	(3,586)
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $1,044 and $42 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $1,102 and $2,752 for the nine months ended September 30, 2018 and September 30, 2017, respectively	1,421	583	1,154	5,987
Other Comprehensive Income (Loss) from Continuing Operations, net of taxes	3,889	625	10,950	(1,236)
Comprehensive Income (Loss) from Continuing Operations, net of taxes	57,965	(18,062)	290,647	(150,958)
Comprehensive Income from Discontinued Operations, net of taxes	—	—	—	26,810
Comprehensive Income (Loss)	$57,965	$(18,062)	$290,647	$(124,148)
Comprehensive loss attributable to noncontrolling interests	23	—	33	—
Comprehensive Income (Loss) Attributable to Tribune Media Company	$57,988	$(18,062)	$290,680	$(124,148)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$887,751	$673,685
Restricted cash and cash equivalents	16,607	17,566
Accounts receivable (net of allowances of $6,350 and $4,814)	393,174	420,095
Broadcast rights	105,447	129,174
Income taxes receivable	57,197	18,274
Prepaid expenses	27,936	20,158
Other	11,957	14,039
Total current assets	1,500,069	1,292,991
Properties
Property, plant and equipment	667,920	673,682
Accumulated depreciation	(260,301)	(233,387)
Net properties	407,619	440,295
Other Assets
Broadcast rights	113,162	133,683
Goodwill	3,228,716	3,228,988
Other intangible assets, net	1,487,534	1,613,665
Assets held for sale	28,955	38,900
Investments	1,231,873	1,281,791
Other	163,565	139,015
Total other assets	6,253,805	6,436,042
Total Assets (1)	$8,161,493	$8,169,328

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	September 30, 2018	December 31, 2017
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$41,955	$48,319
Income taxes payable	8,452	36,252
Employee compensation and benefits	65,602	71,759
Contracts payable for broadcast rights	264,609	253,244
Deferred revenue	13,993	11,942
Interest payable	14,473	30,525
Deferred spectrum auction proceeds (Note 8)	—	172,102
Other	38,292	30,124
Total current liabilities	447,376	654,267
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $31,177 and $36,332)	2,924,340	2,919,185
Deferred income taxes	581,079	508,174
Contracts payable for broadcast rights	259,671	300,420
Pension obligations, net	325,774	396,875
Postretirement, medical, life and other benefits	9,000	9,328
Other obligations	155,695	163,899
Total non-current liabilities	4,255,559	4,297,881
Total Liabilities (1)	4,702,935	4,952,148
Commitments and Contingent Liabilities (Note 8)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at September 30, 2018 and at December 31, 2017	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 101,745,449 shares issued and 87,643,264 shares outstanding at September 30, 2018 and 101,429,999 shares issued and 87,327,814 shares outstanding at December 31, 2017	102	101
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,557 shares at September 30, 2018 and December 31, 2017	—	—
Treasury stock, at cost: 14,102,185 shares at September 30, 2018 and December 31, 2017	(632,194)	(632,194)
Additional paid-in-capital	4,023,769	4,011,530
Retained earnings (deficit)	98,795	(114,240)
Accumulated other comprehensive loss	(37,111)	(48,061)
Total Tribune Media Company shareholders’ equity	3,453,361	3,217,136
Noncontrolling interests	5,197	44
Total shareholders’ equity	3,458,558	3,217,180
Total Liabilities and Shareholders’ Equity	$8,161,493	$8,169,328

(1)
The Company’s consolidated total assets as of September 30, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $75 million and $81 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of both September 30, 2018 and December 31, 2017 include total liabilities of the VIEs of $29 million, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2017	$3,217,180	$(114,240)	$(48,061)	$4,011,530	$(632,194)	$44	$101	101,429,999	$—	5,557
Comprehensive income:
Net income (loss)	279,697	279,730	—	—	—	(33)	—	—	—	—
Other comprehensive income, net of taxes	10,950	—	10,950	—	—	—	—	—	—	—
Comprehensive income	290,647
Regular dividends declared to shareholders and warrant holders, $0.75 per share (1)	(65,776)	(66,695)	—	919	—	—	—	—	—	—
Stock-based compensation	16,104	—	—	16,104	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,783)	—	—	(4,784)	—	—	1	315,450	—	—
Contributions from noncontrolling interests, net	5,186	—	—	—	—	5,186	—	—	—	—
Balance at September 30, 2018	$3,458,558	$98,795	$(37,111)	$4,023,769	$(632,194)	$5,197	$102	101,745,449	$—	5,557

(1) Includes $0.9 million of granted dividend equivalent units.

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating Activities
Net income (loss)	$279,697	$(134,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	16,104	27,432
Pension credit and contributions	(75,790)	(16,535)
Depreciation	40,557	41,761
Amortization of contract intangible assets and liabilities	661	649
Amortization of other intangible assets	125,043	125,001
Income on equity investments, net	(124,086)	(98,856)
Distributions from equity investments	158,926	177,953
Non-cash loss on extinguishments and modification of debt	—	8,258
Original issue discount payments	—	(7,360)
Write-downs of investment	—	180,800
Amortization of debt issuance costs and original issue discount	5,612	5,990
Gain on sales of spectrum (Note 8)	(133,197)	—
Gain on sale of business	—	(34,510)
Loss (gain) on investment transactions, net	1,113	(10,617)
Gain on sales of real estate, net	—	(365)
Other non-operating gain, net	(53)	(45)
Changes in working capital items:
Accounts receivable, net	25,264	39,192
Prepaid expenses and other current assets	(246)	13,219
Accounts payable	(2,960)	(12,001)
Employee compensation and benefits, accrued expenses and other current liabilities	(19,481)	(43,415)
Deferred revenue	2,055	(1,801)
Income taxes	(66,713)	44,710
Change in broadcast rights, net of liabilities	15,090	61,642
Deferred income taxes	68,441	(219,236)
Other, net	(9,188)	24,311
Net cash provided by operating activities	306,849	171,494

Investing Activities
Capital expenditures	(47,452)	(41,423)
Spectrum repack reimbursements	6,967	—
Net proceeds from the sale of business	—	554,487
Proceeds from FCC spectrum auction	—	172,102
Proceeds from sales of real estate and other assets	66	61,240
Proceeds from the sales of investments	15,232	148,321
Distribution from equity investment	—	4,608
Other, net	1,529	780
Net cash (used in) provided by investing activities	(23,658)	900,115

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Financing Activities
Long-term borrowings	—	202,694
Repayments of long-term debt	—	(703,527)
Long-term debt issuance costs	—	(1,689)
Payments of dividends	(65,776)	(564,499)
Tax withholdings related to net share settlements of share-based awards	(5,765)	(8,030)
Proceeds from stock option exercises	982	11,231
Contributions from noncontrolling interests, net	475	1,318
Net cash used in financing activities	(70,084)	(1,062,502)

Net Increase in Cash, Cash Equivalents and Restricted Cash	213,107	9,107
Cash, cash equivalents and restricted cash, beginning of period (1)	691,251	611,198
Cash, cash equivalents and restricted cash, end of period	$904,358	$620,305

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$887,751	$602,739
Restricted cash	16,607	17,566
Total cash, cash equivalents and restricted cash	$904,358	$620,305

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$135,810	$130,694
Income taxes, net	$66,642	$105,678

(1)
Cash, cash equivalents and restricted cash at the beginning of the nine months ended September 30, 2017 of $611 million are comprised of $595 million of cash, cash equivalents and restricted cash from continuing operations as reflected in the Company’s unaudited Condensed Consolidated Balance Sheets and $16 million of cash, cash equivalents and restricted cash reflected in total assets of discontinued operations.

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the three and nine months ended September 30, 2018 and September 30, 2017. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Termination of Sinclair Merger Agreement—On May 8, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sinclair Broadcast Group, Inc. (“Sinclair”), providing for the acquisition by Sinclair of all of the outstanding shares of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) by means of a merger of a wholly owned subsidiary of Sinclair, with and into the Company (the “Merger”), with Tribune Media Company surviving the Merger as a wholly owned subsidiary of Sinclair. The consummation of the Merger was subject to the satisfaction or waiver of certain important conditions, including, among others the receipt of approval from the Federal Communications Commission (the “FCC”) and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Pursuant to the Merger Agreement, the Company had the right to terminate the Merger Agreement if Sinclair failed to perform in all material respects its covenants, and such failure was not cured by the end date of August 8, 2018. Additionally, either party could terminate the Merger Agreement if the Merger was not consummated on or before August 8, 2018 (and the failure for the Merger to have been consummated by such date was not primarily due to a breach of the Merger Agreement by the party terminating the Merger Agreement). On August 9, 2018, the Company provided notification to Sinclair that it had terminated the Merger Agreement, effective immediately, on the basis of Sinclair’s willful and material breaches of its covenants and the expiration of the end date thereunder. Additionally, on August 9, 2018, the Company filed a complaint in the Delaware Court of Chancery against Sinclair (the “Complaint”), alleging that Sinclair willfully and materially breached its obligations under the Merger Agreement to use its reasonable best efforts to promptly obtain regulatory approval of the Merger so as to enable the Merger to close as soon as reasonably practicable. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Merger Agreement. On August 29, 2018, Sinclair filed an answer to the Company’s Complaint and a counterclaim (the “Counterclaim”). The Counterclaim alleges that the Company materially and willfully breached the Merger Agreement by failing to use reasonable best efforts to obtain regulatory approval of the Merger. On September 18, 2018, the Company filed an answer to the Counterclaim. The Company believes the Counterclaim is without merit and intends to defend it vigorously.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

See Note 1 to the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 included in the Company’s Form 10-Q filed on August 9, 2018 for additional information regarding the Merger and the Merger Agreement.
On May 8, 2018, the Company, Sinclair Television Group, Inc. (“Sinclair Television”) and Fox Television Stations, LLC (“Fox”) entered into an asset purchase agreement (the “Fox Purchase Agreement”) to sell the assets of seven network affiliates of the Company for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement were: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). The closing of the sale pursuant to the Fox Purchase Agreement (the “Closing”) was subject to approval of the FCC and clearance under the HSR Act, as well as the satisfaction or waiver of all conditions of the consummation of the Merger, which was scheduled to occur immediately following the Closing. In connection with the termination of the Merger Agreement on August 9, 2018, the Company provided notification to Fox that it has terminated the Fox Purchase Agreement, effective immediately. Under the terms of each of the Merger Agreement and the Fox Purchase Agreement, no termination fees were payable by any party.
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
The only identified impact to the Company’s financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized. On January 1, 2018, the Company recorded an adjustment to remove the offsetting barter-related broadcast rights and contracts payable for broadcast rights. If accounted for under Topic 605, barter revenue and expense would have been $7 million and $21 million for the three and nine months ended September 30, 2018, respectively, and barter-related broadcast rights and contracts payable for broadcast rights would have been $51 million as of September 30, 2018. For the three and nine months ended September 30, 2017, barter revenue was $7 million and $21 million, respectively. Barter-related broadcast rights and contracts payable for broadcast rights were each $45 million as of December 31, 2017. Other than the impact to the accounting for barter arrangements described above, the adoption of Topic 606 did not impact the timing and amount of revenue recognized. See the Revenue Recognition accounting policy below for additional information.
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)” which was effective in the first quarter of 2018. The standard provides guidance for situations where the accounting under Accounting Standards Codification (“ASC”) Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform”) upon issuance of an entity’s financial statements for the reporting period in which Tax Reform was enacted. Any provisional amounts or adjustments to provisional amounts as a result of obtaining, preparing or analyzing additional information about facts and circumstances related to the provisional amounts should be included in income (loss) from continuing operations as an adjustment to income tax expense in the reporting period the amounts are determined. As discussed in Note 9, the Company notes that adjustments may be made to the provision upon issuances of clarifications to existing law or additional technical guidance from the Department of Treasury and the completion of the Company’s tax return filings. As adjustments are made to the provisional amount, the Company will record the adjustment to income tax expense in the period the adjustment is determined.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715).” Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. The Company retrospectively adopted ASU 2017-07 effective in the first quarter of 2018. The adoption of this standard did not have an effect on the Company’s historically reported net income (loss) but resulted in a presentation reclassification which reduced the Company’s historically reported operating profit by $6 million and $17 million for the three and nine months ended September 30, 2017, respectively, and $23 million for the full year 2017.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Certain entities are able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Entities that elect this measurement alternative must report changes in the carrying value of these investments in current earnings. On February 28, 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including clarifying certain aspects of the guidance issued in ASU 2016-01. The Company adopted ASU 2016-01 in the first quarter of 2018 using a modified retrospective transition method. Pursuant to ASU 2018-03, the Company utilized the prospective transition approach for all equity securities without a readily determinable fair value for instances in which the Company elected to apply the measurement alternative, as further discussed in Note 5. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements as the Company’s equity investments under the scope of this ASU do not have readily determinable fair values because they are not publicly traded companies and do not have an active market for their securities or membership interests.
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
The following table represents the Company’s revenues disaggregated by revenue source for the Television and Entertainment segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017 (1)	September 30, 2018	September 30, 2017 (1)
Advertising	$327,248	$295,130	$909,118	$899,701
Retransmission revenues	116,625	104,587	351,952	303,800
Carriage fees	40,069	30,930	122,546	96,407
Barter/trade (2)	2,660	9,559	7,142	28,052
Other	8,017	7,101	30,980	21,441
Total operating revenues	$494,619	$447,307	$1,421,738	$1,349,401

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

(2)	For the three and nine months ended September 30, 2017, barter revenue totaled $7 million and $21 million, respectively.
In addition to the operating revenues included in the Television and Entertainment segment, the Company’s consolidated operating revenues include other revenue of $3 million for each of the three months ended September 30, 2018 and September 30, 2017 and $9 million and $11 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, in Corporate and Other which consists of real estate revenues.
Advertising Revenues—The Company generates revenue by delivering advertising on the Company’s broadcast television, cable, radio and digital platforms. Certain of the Company’s advertising contracts have guarantees whereby the customer is guaranteed a certain level of audience viewership referred to as impressions. Contracts are typically fixed price, short term in nature and revenue is recognized over time as the advertisements are aired or the impressions are delivered. If the guaranteed impressions are not achieved through the airing of the initially agreed upon advertisements, the Company will continue to air advertisements for the customer until the guaranteed impressions are achieved. For these advertising contracts with guaranteed impressions, the Company recognizes revenue based on the proportion of the cumulative impressions achieved for the advertisements delivered in relation to the total guaranteed impressions. Under the advertising contracts, the Company is entitled to payment as advertisements are aired, and the time between invoice and payment is not significant. The Company also trades advertising for products or services. Revenue recognized under trade arrangements is valued at the estimated fair value of the products or services received and recognized as the related advertisements are aired. The Company utilizes the practical expedients provided in the guidance and does not disclose the value of unsatisfied performance obligations for advertising contracts with an original expected duration of one year or less and for contracts for which the Company recognizes revenue at the amounts to which the Company has the right to invoice for services performed.
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
Deferred Revenues—The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. For advertising, the performance primarily involves the delivery of advertisements and/or impressions to the Company’s customers. For the spectrum sharing arrangements where the Company is acting as the host, the upfront payments received from the Company’s channel-sharing customers in 2017 have been deferred and are being recognized over a 30-year term.
Contract Costs—In accordance with Topic 606, incremental costs to obtain a contract are capitalized and amortized over the contract term if the cost are expected to be recoverable. The Company does not capitalize incremental costs to obtain a contract where the contract duration is expected to be one year or less. As of September 30, 2018, the Company does not have any costs capitalized.
Arrangements with Multiple Performance Obligations—The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers.
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the FCC related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 and September 30, 2017 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and September 30, 2017 were $20 million and $17 million, respectively, and for the nine months ended September 30, 2018 and September 30, 2017, were $57 million and $52 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and September 30, 2017 were $4 million and $3 million, respectively, and for the nine months ended September 30, 2018 and September 30, 2017 were $12 million and $8 million, respectively. In 2017, Dreamcatcher received pretax proceeds from the counterparty in a spectrum sharing arrangement of approximately $26 million as one of the Dreamcatcher stations will act as a host station. The payments have been recorded as deferred revenue and began amortizing to the unaudited Condensed Consolidated Statement of Operations upon commencement of the sharing arrangement in December 2017. See Note 8 for additional information regarding the Company’s participation in the FCC spectrum auction.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	September 30, 2018	December 31, 2017
Broadcast rights	3,056	2,622
Other intangible assets, net	64,018	71,914
Other assets	7,793	6,852
Total Assets	$74,867	$81,388

Contracts payable for broadcast rights	2,848	2,691
Long-term deferred revenue	24,380	25,030
Other liabilities	1,333	1,017
Total Liabilities	$28,561	$28,738
New Accounting Standards—In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” The standard requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract. The standard also requires a customer to expense the capitalized implementation costs over the term of the hosting arrangement and specifies presentation requirements for both the capitalized costs and the amortized expenses. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2018-15 on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” The standard modifies certain disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. The standard is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments in ASU 2018-14 should be applied retrospectively to each period presented. The Company is currently evaluating the impact of adopting ASU 2018-14 on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220).” The standard allows entities, at their option, to reclassify from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings stranded tax effects resulting from Tax Reform. See Note 9 for further details regarding Tax Reform. The standard is effective for fiscal years beginning after December 15, 2018, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the new federal corporate income tax rate is recognized. The Company is currently evaluating the impact of adopting ASU 2018-02 on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases with a term of less than twelve months). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements,” which affect certain aspects of the previously issued guidance including an additional transition method as well as a new practical expedient for lessors. These related standards are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt Topic 842 in the first quarter of 2019 utilizing the optional transition method provided in ASU No. 2018-11, which allows for a prospective adoption with a cumulative-effect adjustment to the opening balance sheet as of the adoption date. The Company continues to evaluate the impact of the adoption of the new standard on its consolidated balance sheet; however, the Company does not expect the adoption to have a material impact on the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statement of shareholders’ equity or consolidated statements of cash flows. The Company continues to review the lease portfolio and is in the process of implementing new lease accounting software to assist in the accounting and disclosure requirements associated with the new standard.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the impact of this reclassification was immaterial. The Gracenote Sale was completed on January 31, 2017 and the Company received gross proceeds of $581 million. In the second quarter of 2017, the Company received additional proceeds of $3 million as a result of purchase price adjustments. In the year ended December 31, 2017, the Company recognized a total net pretax gain of $33 million, of which $35 million was recognized in the nine months ended September 30, 2017, as a result of the Gracenote Sale. On February 1, 2017, the Company used $400 million of proceeds from the Gracenote Sale to prepay a portion of its Term Loan Facility (as defined and described in Note 6).
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
The following table shows the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the unaudited Condensed Consolidated Statements of Operations (in thousands):

Nine Months Ended
September 30, 2017 (1)(2)
Operating revenues	$18,168
Direct operating expenses	7,292
Selling, general and administrative	15,349
Operating loss	(4,473)
Interest income	16
Interest expense (3)	(1,261)
Loss before income taxes	(5,718)
Pretax gain on the disposal of discontinued operations	34,510
Total pretax income on discontinued operations	28,792
Income tax expense (4)	13,753
Income from discontinued operations, net of taxes	$15,039

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

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

(4)
The effective tax rate on pretax income from discontinued operations was 47.8% for the nine months ended September 30, 2017. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and an adjustment relating to the sale of the Gracenote Companies.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $10 million for the nine months ended September 30, 2017.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no material contingent liabilities relating to the Gracenote Sale as of September 30, 2018.
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

NOTE 3: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Real estate	$28,955	$—
FCC licenses	—	38,900
Total assets held for sale	$28,955	$38,900
Real Estate Assets Held for Sale—As of September 30, 2018, the Company had one real estate property held for sale.
Sales of Real Estate—As of September 30, 2018, the Company had agreements for the sales of certain properties located in Melville, NY and Hartford, CT. On October 9, 2018, the Company sold its Melville, NY property for net proceeds of $53 million. The Company expects to recognize a net pretax gain of approximately $24 million in the fourth quarter of 2018 relating to the sale. On October 23, 2018, the Company sold its Hartford, CT property for net proceeds of $6 million. The Company expects to recognize a net pretax gain of less than $1 million in the fourth quarter of 2018 relating to the sale. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
In the nine months ended September 30, 2017, the Company sold several properties for net proceeds totaling $61 million and recognized a net pretax gain of less than $1 million for the three and nine months ended September 30, 2017, as further described below.

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
NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(76,188)	$135,812	$212,000	$(66,250)	$145,750
Advertiser relationships (useful life of 8 years)	168,000	(120,750)	47,250	168,000	(105,000)	63,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(206,546)	155,454	362,000	(175,337)	186,663
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(444,563)	385,537	830,100	(377,033)	453,067
Other (useful life of 5 to 15 years)	16,138	(7,757)	8,381	16,650	(6,565)	10,085
Total	$1,588,238	$(855,804)	732,434	$1,588,750	$(730,185)	858,565
Other intangible assets not subject to amortization
FCC licenses			740,300			740,300
Trade name			14,800			14,800
Total other intangible assets, net			1,487,534			1,613,665
Goodwill			3,228,716			3,228,988
Total goodwill and other intangible assets			$4,716,250			$4,842,653

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the nine months ended September 30, 2018 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2017	$858,565
Amortization	(125,704)
Balance sheet reclassifications	(226)
Foreign currency translation adjustment	(201)
Balance as of September 30, 2018	$732,434

Other intangible assets not subject to amortization
Balance as of September 30, 2018 and December 31, 2017	$755,100

Goodwill
Gross balance as of December 31, 2017	$3,609,988
Accumulated impairment losses at December 31, 2017	(381,000)
Balance at December 31, 2017	3,228,988
Foreign currency translation adjustment	(272)
Balance as of September 30, 2018	$3,228,716
Total goodwill and other intangible assets as of September 30, 2018	$4,716,250
Amortization expense relating to amortizable intangible assets is expected to be approximately $42 million for the remainder of 2018, $140 million in 2019, $134 million in 2020, $103 million in 2021, $84 million in 2022 and $57 million in 2023.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Equity method investments	$1,205,893	$1,254,198
Other equity investments	25,980	27,593
Total investments	$1,231,873	$1,281,791
Equity Method Investments—Income on equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income on equity investments, net, before amortization of basis difference	$44,850	$33,609	$161,493	$139,808
Amortization of basis difference	(12,469)	(12,551)	(37,407)	(40,952)
Income on equity investments, net	$32,381	$21,058	$124,086	$98,856
As discussed in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

aggregating $2.224 billion as a result of fresh start reporting adopted on the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of September 30, 2018 totaled $648 million and have a weighted average remaining useful life of approximately 15 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cash distributions from equity investments	$—	$32,911	$158,926	$182,561
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.195 billion and $1.234 billion at September 30, 2018 and December 31, 2017, respectively. The Company recognized equity income from TV Food Network of $32 million and $26 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $114 million and $103 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The Company received cash distributions from TV Food Network of $17 million for the three months ended September 30, 2017 and $153 million and $167 million in the nine months ended September 30, 2018 and September 30, 2017, respectively. The Company did not receive any cash distributions from TV Food Network in the third quarter of 2018 as TV Food Network adjusted its required year-to-date cash distributions to cover the Company’s taxes on its share of partnership income based on the reduction in tax rates from Tax Reform, which resulted in no distribution required for the third quarter of 2018.
CareerBuilder—On September 13, 2018, the Company sold its remaining 6% investment (on a fully diluted basis, including CareerBuilder, LLC (“CareerBuilder”) employees’ equity awards) (through its investment in Camaro Parent, LLC) in CareerBuilder and received pretax proceeds of $11 million. The Company recognized a pretax loss of $5 million on the sale of its ownership interest in CareerBuilder in the third quarter of 2018.
As of December 31, 2017, the Company’s investment in CareerBuilder totaled $10 million. Through the date of the sale, pursuant to ASC Topic 323 “Investments - Equity Method and Joint Ventures,” the Company accounted for CareerBuilder as an equity method investment. The Company recognized equity income from CareerBuilder of $0.4 million for the three months ended September 30, 2018 and an equity loss of $5 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company recognized equity income of $10 million and an equity loss, excluding impairment charges, of $3 million for the nine months ended September 30, 2017. The Company received cash distributions from CareerBuilder of $6 million for nine months ended September 30, 2018, of which $5 million related to a distribution of proceeds from CareerBuilder’s sale of one of its business operations on May 14, 2018. The Company’s share of the gain on sale was approximately $11 million, which is included in income on equity investments, net for the nine months ended September 30, 2018.
On September 7, 2016, TEGNA Inc. (“TEGNA”) announced that it began evaluating strategic alternatives for CareerBuilder, including a possible sale. In the nine months ended September 30, 2017, the Company recorded total non-cash pretax impairment charges of $181 million to write-down the Company’s investment in CareerBuilder

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

prior to the sale. The impairment charges resulted from a decline in the fair value of the investment that the Company determined to be other than temporary.
On June 19, 2017, TEGNA announced that it entered into an agreement (the “CareerBuilder Sale Agreement”), together with the other owners of CareerBuilder, including Tribune Media Company, to sell a majority interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. The transaction closed on July 31, 2017 and the Company received cash of $158 million, which included an excess cash distribution of $16 million. The Company recognized a net gain on sale of $4 million in 2017, of which $6 million was recognized in the third quarter of 2017.
The CareerBuilder investment constituted a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s unaudited Condensed Consolidated Balance Sheets and was classified as a Level 3 asset in the fair value hierarchy. See Note 7 for a description of the fair value hierarchy’s three levels.
Dose Media—As of September 30, 2018, the Company’s 25% investment in Dose Media, LLC (“Dose Media”) has a carrying value of zero as it was fully impaired as of December 31, 2017.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues, net	$294,308	$274,754	$924,407	$880,868
Operating income	$139,679	$157,207	$474,223	$547,363
Net income	$142,903	$123,009	$484,781	$447,348
Summarized financial information for CareerBuilder and Dose Media is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018 (1)	September 30, 2017	September 30, 2018 (1)	September 30, 2017
Revenues, net	$119,502	$165,961	$432,330	$505,383
Operating income (loss)	$10,698	$(9,661)	$26,759	$373
Net income (loss)	$3,884	$(14,090)	$102,541	$(842)

(1)	Revenues, operating income (loss) and net income (loss) that relate to CareerBuilder include results through September 13, 2018.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Chicago Cubs Transactions—As defined and further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. Concurrent with the closing of the transactions, the Company executed guarantees of collection of certain debt facilities entered into by Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”). As of December 31, 2017, the guarantees were capped at $699 million plus unpaid interest. In the first quarter of 2018, New Cubs LLC refinanced a portion of the debt which was guaranteed by the Company and the Company ceased being a guarantor of the refinanced debt. As of September 30, 2018, the remaining guarantees were capped at $249 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, the Company will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.
On August 21, 2018, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) provided a written notice (the “Call Notice”) to the Company that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement (the “CEV LLC Agreement”) of CEV LLC to purchase the Company’s 5% membership interest in CEV LLC. The parties are engaged in the valuation process provided for in the CEV LLC Agreement and there can be no assurance that the purchase will be completed in a timely manner or at all, or at a favorable valuation to the Company.
Marketable Equity Securities—On August 4, 2014, the Company completed a spin-off of its publishing operations and retained 381,354 shares of Tribune Publishing Company (“Tribune Publishing”) (formerly tronc, Inc.) common stock, representing at that time 1.5% of the outstanding common stock of Tribune Publishing. On January 31, 2017, the Company sold its Tribune Publishing shares for net proceeds of $5 million and recognized a pretax gain of $5 million.
Variable Interests—At September 30, 2018 and December 31, 2017, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for additional information relating to these entities.
The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $6 million at both September 30, 2018 and December 31, 2017.
Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The financial position and results of operations of the VIE as of and for the nine months ended September 30, 2018 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: DEBT
Debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,428 and $1,900	$188,197	$187,725
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $19,186 and $21,783	1,646,706	1,644,109
5.875% Senior Notes due 2022, net of debt issuance costs of $10,563 and $12,649	1,089,437	1,087,351
Total debt	$2,924,340	$2,919,185
Secured Credit Facility—At both September 30, 2018 and December 31, 2017, the Company’s secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding. At both September 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Company’s $420 million revolving credit facility (the “Revolving Credit Facility”); however, there were standby letters of credit outstanding of $20 million and $21 million, respectively, primarily in support of the Company’s workers’ compensation insurance programs. See Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Term Loan Facility and the Revolving Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $21 million and $24 million at September 30, 2018 and December 31, 2017, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or the Term C Loans, as appropriate.
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
5.875% Senior Notes due 2022—The Company’s 5.875% Senior Notes due 2022 (the “Notes”) bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. As of September 30, 2018, $1.100 billion of Notes remained outstanding.
See Note 9 to the audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs related to the Notes were $11 million and $13 million at September 30, 2018 and December 31, 2017, respectively.
Consent Solicitation
On June 22, 2017, the Company announced that it received consents from 93.23% of holders of the Notes outstanding as of the record date of June 12, 2017, to effect certain proposed amendments to the Indenture (as defined below). The Company undertook the consent solicitation (the “Consent Solicitation”) at the request and expense of Sinclair in accordance with the terms of the Merger Agreement. In conjunction with receiving the requisite consents, on June 22, 2017, the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes, entered into the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture governing the Notes, dated as of June 24, 2015 (as supplemented and amended, the “Indenture”), to effect certain amendments to the Indenture to facilitate the integration of the Company and the Notes with and into Sinclair’s debt capital structure in connection with the Merger. As further described in Note 1, the Company terminated the Merger Agreement on August 9, 2018. Therefore, the amendments contemplated in the Fourth Supplemental Indenture will never become effective.
Dreamcatcher—The Company and the guarantors guaranteed the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”). The Company participated in the FCC spectrum auction and a Dreamcatcher station received $26 million of pretax proceeds in 2017, of which $21 million was received in the third quarter of 2017, as further described in Note 8. Any proceeds received by Dreamcatcher as a result of the incentive auction were required to be first used to repay the Dreamcatcher Credit Facility. The Company used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility in August 2017. The Company made the final payment to pay off the Dreamcatcher Credit Facility in September 2017.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 27, 2017, concurrent with the 2017 Amendment, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. As a result, no ineffectiveness has been recognized in the unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2018 and September 30, 2017. Additionally, for the interest rate swaps, no amounts are excluded from the assessment of hedge effectiveness. The monthly net interest settlements under the interest rate swaps are reclassified out of AOCI and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. Realized losses of $0.2 million and $1 million were recognized in interest expense for the three months ended September 30, 2018 and September 30, 2017, respectively, and $1 million and $4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, the fair value of the interest rate swaps was $17 million, which is recorded in non-current assets with the unrealized gain recognized in other comprehensive income (loss). As of September 30, 2018, the Company expects $2 million to be reclassified out of AOCI as a reduction of interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Term Loan Facility
Term B Loans due 2020	$190,455	$188,197	$189,704	$187,725
Term C Loans due 2024	$1,670,057	$1,646,706	$1,666,942	$1,644,109
5.875% Senior Notes due 2022	$1,124,310	$1,089,437	$1,132,417	$1,087,351
The following methods and assumptions were used to estimate the fair value of each category of financial instruments:
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both September 30, 2018 and December 31, 2017 would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at September 30, 2018 and December 31, 2017 would be classified in Level 2 of the fair value hierarchy.
Investments Without Readily Determinable Fair Values—Non-equity method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment, as further described in Note 5. During the nine months ended September 30, 2018 there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments resulting from an orderly transaction for the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

identical or a similar investment. The non-equity method investments would be classified in Level 3 of the fair value hierarchy.
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
Confirmation Order Appeals—Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of September 30, 2018, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for a further description of the Leveraged ESOP Transactions and the Confirmation Order appeals. If the remaining appellants succeed on their appeals, the Company’s financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of September 30, 2018, restricted cash held by the Company to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations.
As of September 30, 2018, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York (the “NY District Court”) in

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. See “Certain Causes of Action Arising from the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 for a description of the MDL proceedings. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled less than $1 million for each of the three months ended September 30, 2018 and September 30, 2017, and $2 million and $1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2018 and potentially in future periods.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. As of November 9, 2018, the Company had FCC authorization to operate 39 television stations and one AM radio station.
The Company is subject to the FCC’s “Local Television Multiple Ownership Rule” and the “National Television Multiple Ownership Rule,” among others, as further described in Note 12 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017.
The “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In a Report and Order issued on September 7, 2016, the FCC repealed the UHF Discount but grandfathered existing station combinations (including the Company’s) that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The September 7, 2016 order is subject to a petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit that is pending in abeyance. The FCC reinstated the UHF Discount in an Order on Reconsideration adopted on April 20, 2017 (the “UHF Discount Reconsideration Order”). A petition for judicial review by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed on jurisdictional grounds on July 25, 2018. On December 18, 2017, the FCC released a Notice of Proposed Rulemaking seeking comment generally, on the continuing propriety of a national cap and the Commission’s jurisdiction with respect to the cap. The Company cannot predict the outcome of these proceedings, or their effect on its business.
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion, which amount was increased by $1 billion pursuant to the adoption of an amended version of the Repack Airwaves Yielding Better

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Access for Users of Modern Services (RAY BAUM’S) Act of 2018 by the U.S. Congress on March 23, 2018. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of the broadcast television spectrum. The Company participated in the auction and has received approximately $191 million in pretax proceeds as of December 31, 2017 (including $26 million of proceeds received by a Dreamcatcher station, of which $21 million was received in the third quarter of 2017). The Company used $102 million of after-tax proceeds to prepay a portion of the Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. The Company received gross pretax proceeds of $172 million from licenses sold by the Company in the FCC spectrum auction in 2017 and recognized a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum of these television stations in January 2018. In 2017, the Company also received $84 million of pretax proceeds for sharing arrangements whereby the Company will provide hosting services to the counterparties, of which $79 million was received in the third quarter of 2017. Additionally, the Company paid $66 million of proceeds in 2017 to counterparties who will host certain of the Company’s television stations under sharing arrangements. The proceeds received by the Company for hosting the counterparties have been recorded in deferred revenue and other long-term obligations and is being amortized to other revenue over a period of 30 years starting with the commencement of each arrangement. The proceeds paid to the counterparties have been recorded in prepaid and other-long term assets and will be amortized to direct operating expense over a period of 30 years starting with the commencement of each arrangement.
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
Through September 30, 2018, the Company incurred $16 million in capital expenditures for the spectrum repack. The Company expects that the reimbursements from the FCC’s special fund will cover the majority of the Company’s costs and expenses related to the repacking. However, the Company cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of the Company’s costs and expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
The Company received FCC reimbursements of $5 million and $7 million during the three and nine months ended September 30, 2018, respectively. The reimbursements are included as a reduction to selling, general and administrative expense (“SG&A”) and are presented as an investing inflow in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
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
The Company does not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or liquidity.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: INCOME TAXES
In the three months ended September 30, 2018, the Company recorded an income tax benefit from continuing operations of $22 million. The effective tax rate on pretax income from continuing operations was (70.8)%. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, the deduction of certain transaction costs and other expenses previously capitalized, and a $3 million benefit related to federal and state income tax filings for the prior year. In the three months ended September 30, 2018, the Company recorded an additional income tax benefit of $24 million to revise the provisional discrete net tax benefit recorded due to Tax Reform, as further described below. In the nine months ended September 30, 2018, the Company recorded income tax expense from continuing operations of $67 million. The effective tax rate on pretax income from continuing operations was 19.3%. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, the deduction of certain transaction costs and other expenses previously capitalized, a net $3 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation, a $3 million benefit related to federal and state income tax filings for the prior year, and a $24 million benefit to revise the provisional discrete net tax benefit recorded due to Tax Reform, as further described below.
In the three and nine months ended September 30, 2017, the Company recorded an income tax benefit from continuing operations of $20 million and $82 million, respectively. The effective tax rate on pretax loss from continuing operations was 51.8% for the three months ended September 30, 2017. The rate differs from the U.S. federal statutory rate of 35% at the time due to state income tax (net of federal benefit), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes, a $1 million charge related to the resolution of federal and state income tax matters and other adjustments. The effective tax rate on pretax loss from continuing operations was 35.3% for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs and other expenses not fully deductible for tax purposes, a $1 million charge related to the resolution of federal and state income tax matters and other adjustments, a $3 million benefit related to expected refunds of interest paid on prior tax assessments and a $1 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
Tax Cuts and Jobs Act—On December 22, 2017, Tax Reform was signed into law. Under ASC Topic 740, the effects of Tax Reform are recognized in the period of enactment and as such were recorded in the Company’s fourth quarter of 2017. The Company is in the process of analyzing certain provisions of Tax Reform including but not limited to the repeal of the domestic production activities deduction and changes to the deductibility of executive compensation. Consistent with the guidance under ASC Topic 740, and subject to Staff Accounting Bulletin (“SAB”) 118, which provides for a measurement period to complete the accounting for certain elements of Tax Reform, the Company recorded a provisional discrete net tax benefit of $256 million in the fourth quarter of 2017 primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21%. In the three months ended September 30, 2018, the Company recorded an additional income tax benefit of $24 million to its net deferred tax liabilities, adjusting the provisional discrete net tax benefit recorded in the fourth quarter of 2017. The tax benefit was recorded as the result of new information, including higher than expected pension contributions and new filing positions reported in the Company’s income tax returns as they became due. Further impacts of Tax Reform may be reflected in the fourth quarter upon issuance of clarifications to existing law or additional technical guidance from the Department of Treasury and the completion of the Company’s tax return filings. The Company has not completed the accounting for the provisional discrete net tax benefit recorded in the fourth quarter of 2017 and the third quarter of 2018. Tax Reform also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company does not have any net accumulated E&P in its foreign subsidiaries and therefore was not subject to tax for the year ended December 31, 2017. Further, the Company has analyzed the effects of new taxes due on certain foreign income, such as global intangible low-taxed income (“GILTI”), base-erosion anti-abuse tax (“BEAT”), foreign-derived intangible income (“FDII”) and limitations on

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018. The Company has determined that these new provisions are not material or applicable to the Company.
Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, NEH owns 95% and the Company owns 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through September 30, 2018 would be approximately $76 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of September 30, 2018, the Company has paid or accrued approximately $85 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s unaudited Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017 includes a deferred tax liability of $64 million and $96 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions. As further described in Note 5, on August 21, 2018, NEH provided the Call Notice to the Company that NEH was exercising its right to purchase the Company’s 5% membership interest in CEV LLC. The Call Notice and any potential future transaction with NEH have no impact on the Company’s dispute with the IRS.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $21 million and $23 million at September 30, 2018 and December 31, 2017, respectively. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $2 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$234	$192	$701	$576
Interest cost	17,784	19,549	53,353	58,646
Expected return on plans’ assets	(24,821)	(25,281)	(74,462)	(75,844)
Recognized actuarial loss	5	—	13	—
Amortization of prior service costs	35	29	105	87
Net periodic benefit credit	$(6,763)	$(5,511)	$(20,290)	$(16,535)
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
In the nine months ended September 30, 2018, the Company contributed $56 million to its qualified pension plans. For 2018, the Company expects to contribute $1 million to its other postretirement plans. In the three and nine months ended September 30, 2018 and September 30, 2017, the Company’s contributions to its other postretirement plans were not material.
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
There were no conversions of the Company’s Common Stock between Class A Common Stock and Class B Common Stock during the nine months ended September 30, 2018 and September 30, 2017. No Warrants were exercised for Class A Common Stock or Class B Common Stock during the nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, 46,802 and 91,650 Warrants, respectively, were exercised for 46,802 and 91,650 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the nine months ended September 30, 2017.
At September 30, 2018, the following amounts were issued: 30,551 Warrants, 101,745,449 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,557 shares of Class B Common Stock. The Company has not issued any shares of preferred stock.
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
Common Stock Repurchases—On February 24, 2016, the Board authorized a stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of Common Stock during 2017 or during the nine months ended September 30, 2018 due to restrictions contained in the now terminated Merger Agreement. As of September 30, 2018, the remaining authorized amount under the current authorization totaled $168 million.
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
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
Second quarter	0.25	21,925	0.25	21,816
Third quarter	0.25	21,929	0.25	21,834
Total quarterly cash dividends declared and paid	$0.75	$65,776	$0.75	$65,392

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On November 8, 2018, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on December 4, 2018 to holders of record of Common Stock and Warrants as of November 19, 2018. Future dividends will be subject to the discretion of the Board.
The payment of quarterly cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units (“RSUs”) and performance share units (“PSUs”), as described in Note 15 and Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017.
NOTE 12: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, the “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries, as further described in Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 2,564,359 shares and 168,049 shares, respectively, were available for grant as of September 30, 2018.
Stock-based compensation for the three months ended September 30, 2018 and September 30, 2017 totaled $6 million and $5 million, respectively. Stock-based compensation for the nine months ended September 30, 2018 and September 30, 2017 totaled $16 million and $27 million, respectively. There was no stock-based compensation expense recorded for the nine months ended September 30, 2018 attributable to discontinued operations. Stock-based compensation expense attributable to discontinued operations for the nine months ended September 30, 2017 totaled $2 million.
A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Nine Months Ended September 30, 2018
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,846,926	$39.00
Granted	201,580	42.85
Exercised	(35,502)	27.65
Forfeited	(39,527)	30.03
Cancelled	(495,209)	54.57
Outstanding, end of period	2,478,268	$36.51
Vested and exercisable, end of period	1,187,590	$40.63

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Nine Months Ended September 30, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	1,104,792	$32.62
Granted	447,539	41.78
Dividend equivalent units granted	23,104	37.74
Vested	(359,657)	35.08
Dividend equivalent units vested	(17,720)	36.04
Forfeited	(49,449)	34.14
Dividend equivalent units forfeited	(1,920)	37.22
Outstanding and nonvested, end of period	1,146,689	$35.38

A summary of activity and weighted average fair values related to the restricted stock awards is as follows:

	Nine Months Ended September 30, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	41,718	$36.84
Outstanding and nonvested, end of period	41,718	$36.84
A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is reflected in the table below.

	Nine Months Ended September 30, 2018
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	252,815	$22.53
Granted (1)	54,059	42.40
Dividend equivalent units granted	3,344	37.71
Vested	(36,920)	38.67
Dividend equivalent units vested	(2,680)	35.20
Forfeited	(139,628)	13.25
Dividend equivalent units forfeited	(231)	35.24
Outstanding and nonvested, end of period	130,759	$36.57

(1)	Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2018, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$39,077	2.3

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings (loss) per common share under the two-class method which requires the allocation of all distributed and undistributed earnings attributable to Tribune Media Company to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of September 30, 2018, there were 57,567 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing net income (loss) from continuing operations, income (loss) from discontinued operations, and net income (loss) attributable to Tribune Media Company, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing net income (loss) from continuing operations, income (loss) from discontinued operations, and net income (loss) attributable to Tribune Media Company, respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive. ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For each of the three and nine months ended September 30, 2018, 30,551 of the weighted-average Warrants outstanding have been excluded from the below table. For the three and nine months ended September 30, 2017, 64,751 and 83,493, respectively, of the weighted-average Warrants outstanding have been excluded from the below table.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
EPS numerator:
Income (loss) from continuing operations	$54,076	$(18,687)	$279,697	$(149,722)
Net loss from continuing operations attributable to noncontrolling interests	23	—	33	—
Net income (loss) from continuing operations attributable to Tribune Media Company	54,099	(18,687)	279,730	(149,722)
Less: Dividends distributed to Warrants	8	14	23	60
Less: Undistributed earnings allocated to Warrants	11	—	75	—
Income (loss) from continuing operations attributable to Tribune Media Company’s common shareholders for basic EPS	$54,080	$(18,701)	$279,632	$(149,782)
Add: Undistributed earnings allocated to dilutive securities	—	—	1	—
Income (loss) from continuing operations attributable to Tribune Media Company’s common shareholders for diluted EPS	$54,080	$(18,701)	$279,633	$(149,782)

Income from discontinued operations, as reported	$—	$—	$—	$15,039

Net income (loss) attributable to Tribune Media Company’s common shareholders for basic EPS	$54,080	$(18,701)	$279,632	$(134,743)
Net income (loss) attributable to Tribune Media Company’s common shareholders for diluted EPS	$54,080	$(18,701)	$279,633	$(134,743)

EPS denominator:
Weighted average shares outstanding - basic	87,640	87,257	87,584	86,984
Impact of dilutive securities	568	—	741	—
Weighted average shares outstanding - diluted	88,208	87,257	88,325	86,984

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.62	$(0.21)	$3.19	$(1.72)
Discontinued Operations	—	—	—	0.17
Net Earnings (Loss) Per Common Share	$0.62	$(0.21)	$3.19	$(1.55)

Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$0.61	$(0.21)	$3.17	$(1.72)
Discontinued Operations	—	—	—	0.17
Net Earnings (Loss) Per Common Share	$0.61	$(0.21)	$3.17	$(1.55)
Because of their anti-dilutive effect, 2,219,623 and 1,290,175 common share equivalents, comprised of NSOs, PSUs, and RSUs, have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2018, respectively. Since the Company was in a net loss position for the three and nine months ended September 30, 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 2,102,827 and 3,036,885 common share equivalents, comprised of

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2017, respectively.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
AOCI is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in AOCI, net of taxes by component (in thousands):

	Pension and Other Post-Retirement Benefit Items	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments (1)	Total
Balance at December 31, 2017	$(45,812)	$(293)	$(1,956)	$(48,061)
Other comprehensive income before reclassifications	(3,827)	12,639	(350)	8,462
Amounts reclassified from AOCI	(124)	1,108	1,504	2,488
Balance at September 30, 2018	$(49,763)	$13,454	$(802)	$(37,111)

(1)
Amounts reclassified from AOCI included $2 million of cumulative translation adjustments as a result of the Company's sale of its remaining ownership interest in CareerBuilder, as further described in Note 5.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 15: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$494,619	$447,307	$1,421,738	$1,349,401
Corporate and Other	3,389	3,226	9,263	10,559
Total operating revenues	$498,008	$450,533	$1,431,001	$1,359,960
Operating Profit (Loss) from Continuing Operations (1)(2)
Television and Entertainment	$67,295	$(1,357)	$398,914	$68,875
Corporate and Other	(30,171)	(28,095)	(76,439)	(106,641)
Total operating profit (loss)	$37,124	$(29,452)	$322,475	$(37,766)
Depreciation from Continuing Operations
Television and Entertainment	$11,313	$10,844	$33,124	$31,413
Corporate and Other	2,188	3,419	7,433	10,348
Total depreciation	$13,501	$14,263	$40,557	$41,761
Amortization from Continuing Operations
Television and Entertainment	$41,675	$41,678	$125,043	$125,001
Capital Expenditures
Television and Entertainment	$17,665	$8,140	$35,224	$30,674
Corporate and Other	4,840	5,184	12,228	9,171
Discontinued Operations	—	—	—	1,578
Total capital expenditures	$22,505	$13,324	$47,452	$41,423

	September 30, 2018	December 31, 2017
Assets
Television and Entertainment	$6,975,851	$7,197,859
Corporate and Other	1,156,687	932,569
Assets held for sale (3)	28,955	38,900
Total assets	$8,161,493	$8,169,328

(1)	See Note 2 for the disclosures of operating revenues and operating loss included in discontinued operations for the historical periods.

(2)
Operating profit (loss) for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, pension and other postretirement period benefit cost (credit), non-operating items, reorganization costs and income taxes.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$495,180	$2,828	$—	$498,008

Programming and direct operating expenses	—	262,352	609	—	262,961
Selling, general and administrative	29,577	112,388	782	—	142,747
Depreciation and amortization	1,924	50,410	2,842	—	55,176
Total Operating Expenses	31,501	425,150	4,233	—	460,884

Operating (Loss) Profit	(31,501)	70,030	(1,405)	—	37,124

Income on equity investments, net	—	32,381	—	—	32,381
Interest income	3,239	—	—	—	3,239
Interest expense	(42,842)	—	—	—	(42,842)
Pension and other postretirement periodic benefit credit, net	7,035	—	—	—	7,035
Loss on investment transaction	—	(5,001)	—	—	(5,001)
Other non-operating items, net	(282)	—	—	—	(282)
Intercompany income (charges)	12,413	(12,378)	(35)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(51,938)	85,032	(1,440)	—	31,654
Income tax (benefit) expense	(20,046)	1,357	(3,733)	—	(22,422)
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	85,991	(179)	—	(85,812)	—
Income (Loss) from Continuing Operations	$54,099	$83,496	$2,293	$(85,812)	$54,076
Income from Discontinued Operations, net of taxes	—	—	—	—	—
Net Income (Loss)	$54,099	$83,496	$2,293	$(85,812)	$54,076
Net loss from continuing operations attributable to noncontrolling interests	—	—	23	—	23
Net Income (Loss) attributable to Tribune Media Company	$54,099	$83,496	$2,316	$(85,812)	$54,099

Comprehensive Income (Loss)	$57,988	$85,019	$2,214	$(87,233)	$57,988

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$448,248	$2,285	$—	$450,533

Programming and direct operating expenses	—	296,987	550	—	297,537
Selling, general and administrative	25,955	99,673	879	—	126,507
Depreciation and amortization	2,902	49,902	3,137	—	55,941
Total Operating Expenses	28,857	446,562	4,566	—	479,985

Operating (Loss) Profit	(28,857)	1,686	(2,281)	—	(29,452)

(Loss) income on equity investments, net	(482)	21,540	—	—	21,058
Interest and dividend income	813	14	—	—	827
Interest expense	(40,313)	—	(76)	—	(40,389)
Pension and other post retirement periodic benefit credit, net	5,703	—	—	—	5,703
Loss on extinguishments and modification of debt	(1,384)	—	(51)	—	(1,435)
(Loss) gain on investment transactions, net	(143)	5,810	—	—	5,667
Other non-operating items	(753)	—	—	—	(753)
Intercompany income (charges)	19,221	(19,179)	(42)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(46,195)	9,871	(2,450)	—	(38,774)
Income tax benefit	(15,668)	(3,562)	(857)	—	(20,087)
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	11,840	(123)	—	(11,717)	—
(Loss) Income from Continuing Operations	$(18,687)	$13,310	$(1,593)	$(11,717)	$(18,687)
Income from Discontinued Operations, net of taxes	—	—	—	—	—
Net (Loss) Income	$(18,687)	$13,310	$(1,593)	$(11,717)	$(18,687)

Comprehensive (Loss) Income	$(18,062)	$13,374	$(1,074)	$(12,300)	$(18,062)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,422,620	$8,381	$—	$1,431,001

Programming and direct operating expenses	—	673,567	1,975	—	675,542
Selling, general and administrative	72,011	326,324	2,246	—	400,581
Depreciation and amortization	6,397	150,291	8,912	—	165,600
Gain on sales of spectrum	—	(133,197)	—	—	(133,197)
Total Operating Expenses	78,408	1,016,985	13,133	—	1,108,526

Operating (Loss) Profit	(78,408)	405,635	(4,752)	—	322,475

Income on equity investments, net	—	124,086	—	—	124,086
Interest income	7,473	—	—	—	7,473
Interest expense	(125,463)	—	—	—	(125,463)
Pension and other postretirement periodic benefit credit, net	21,104	—	—	—	21,104
Loss on investment transactions, net	—	(1,113)	—	—	(1,113)
Other non-operating items, net	(1,769)	—	—	—	(1,769)
Intercompany income (charges)	37,238	(37,133)	(105)	—	—
(Loss) Income from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(139,825)	491,475	(4,857)	—	346,793
Income tax (benefit) expense	(37,221)	108,965	(4,648)	—	67,096
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	382,334	(715)	—	(381,619)	—
Income (Loss) from Continuing Operations	$279,730	$381,795	$(209)	$(381,619)	$279,697
Income (Loss) from Discontinued Operations, net of taxes	—	—	—	—	—
Net Income (Loss)	$279,730	$381,795	$(209)	$(381,619)	$279,697
Net loss from continuing operations attributable to noncontrolling interests	—	—	33	—	33
Net Income (Loss) attributable to Tribune Media Company	$279,730	$381,795	$(176)	$(381,619)	$279,730

Comprehensive Income (Loss)	$290,680	$383,486	$(713)	$(382,773)	$290,680

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,352,933	$7,027	$—	$1,359,960

Programming and direct operating expenses	—	785,816	5,798	—	791,614
Selling, general and administrative	100,188	336,566	2,596	—	439,350
Depreciation and amortization	8,788	148,591	9,383	—	166,762
Total Operating Expenses	108,976	1,270,973	17,777	—	1,397,726

Operating (Loss) Profit	(108,976)	81,960	(10,750)	—	(37,766)

(Loss) income on equity investments, net	(1,521)	100,377	—	—	98,856
Interest and dividend income	1,829	51	—	—	1,880
Interest expense	(118,929)	—	(403)	—	(119,332)
Pension and other postretirement periodic benefit credit, net	17,111	—	—	—	17,111
Loss on extinguishments and modification of debt	(20,436)	—	(51)	—	(20,487)
Gain on investment transactions, net	4,807	5,810	—	—	10,617
Write-downs of investment	—	(180,800)	—	—	(180,800)
Other non-operating items, net	(1,407)	—	—	—	(1,407)
Intercompany income (charges)	66,907	(66,756)	(151)	—	—
Loss from Continuing Operations Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(160,615)	(59,358)	(11,355)	—	(231,328)
Income tax benefit	(56,260)	(21,035)	(4,311)	—	(81,606)
(Deficit) equity in earnings of consolidated subsidiaries, net of taxes	(45,367)	(2,797)	—	48,164	—
(Loss) Income from Continuing Operations	$(149,722)	$(41,120)	$(7,044)	$48,164	$(149,722)
Income (Loss) from Discontinued Operations, net of taxes	15,039	(1,904)	807	1,097	15,039
Net (Loss) Income	$(134,683)	$(43,024)	$(6,237)	$49,261	$(134,683)

Comprehensive (Loss) Income	$(124,148)	$(37,036)	$6,653	$30,383	$(124,148)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$881,201	$3,394	$3,156	$—	$887,751
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Accounts receivable, net	180	391,929	1,065	—	393,174
Broadcast rights	—	102,832	2,615	—	105,447
Income taxes receivable	—	57,197	—	—	57,197
Prepaid expenses	13,132	14,426	378	—	27,936
Other	5,310	1,196	5,451	—	11,957
Total current assets	916,430	570,974	12,665	—	1,500,069
Properties
Property, plant and equipment	45,289	593,503	29,128	—	667,920
Accumulated depreciation	(30,085)	(228,543)	(1,673)	—	(260,301)
Net properties	15,204	364,960	27,455	—	407,619

Investments in subsidiaries	10,763,794	75,252	—	(10,839,046)	—

Other Assets
Broadcast rights	—	112,720	442	—	113,162
Goodwill	—	3,220,300	8,416	—	3,228,716
Other intangible assets, net	—	1,417,344	70,190	—	1,487,534
Assets held for sale	—	—	28,955	—	28,955
Investments	850	1,210,546	20,477	—	1,231,873
Intercompany receivables	2,850,022	7,308,247	409,569	(10,567,838)	—
Other	63,239	142,616	999	(43,289)	163,565
Total other assets	2,914,111	13,411,773	539,048	(10,611,127)	6,253,805
Total Assets	$14,609,539	$14,422,959	$579,168	$(21,450,173)	$8,161,493

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$20,679	$19,842	$1,434	$—	$41,955
Income taxes payable	—	8,452	—	—	8,452
Contracts payable for broadcast rights	—	261,761	2,848	—	264,609
Deferred revenue	—	13,127	866	—	13,993
Interest payable	14,473	—	—	—	14,473
Other	41,546	56,690	5,658	—	103,894
Total current liabilities	76,698	359,872	10,806	—	447,376

Non-Current Liabilities
Long-term debt	2,924,340	—	—	—	2,924,340
Deferred income taxes	—	564,730	59,638	(43,289)	581,079
Contracts payable for broadcast rights	—	259,204	467	—	259,671
Intercompany payables	7,810,885	2,476,063	280,890	(10,567,838)	—
Other	344,255	121,834	24,380	—	490,469
Total non-current liabilities	11,079,480	3,421,831	365,375	(10,611,127)	4,255,559
Total liabilities	11,156,178	3,781,703	376,181	(10,611,127)	4,702,935

Shareholders’ Equity (Deficit)
Common stock	102	—	—	—	102
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,023,769	9,041,422	204,299	(9,245,721)	4,023,769
Retained earnings (deficit)	98,795	1,600,819	(6,692)	(1,594,127)	98,795
Accumulated other comprehensive (loss) income	(37,111)	(985)	183	802	(37,111)
Total Tribune Media Company shareholders’ equity (deficit)	3,453,361	10,641,256	197,790	(10,839,046)	3,453,361
Noncontrolling interests	—	—	5,197	—	5,197
Total shareholders’ equity (deficit)	3,453,361	10,641,256	202,987	(10,839,046)	3,458,558
Total Liabilities and Shareholders’ Equity (Deficit)	$14,609,539	$14,422,959	$579,168	$(21,450,173)	$8,161,493

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(145,783)	$469,683	$(17,051)	$—	$306,849

Investing Activities
Capital expenditures	(8,822)	(36,175)	(2,455)	—	(47,452)
Spectrum repack reimbursements	—	6,967	—	—	6,967
Proceeds from sales of real estate and other assets	—	66	—	—	66
Proceeds from the sales of investments	—	15,232	—	—	15,232
Other, net	—	(84)	1,613	—	1,529
Net cash used in investing activities	(8,822)	(13,994)	(842)	—	(23,658)

Financing Activities
Payments of dividends	(65,776)	—	—	—	(65,776)
Tax withholdings related to net share settlements of share-based awards	(5,765)	—	—	—	(5,765)
Proceeds from stock option exercises	982	—	—	—	982
Contributions from noncontrolling interests, net	—	—	475	—	475
Change in intercompany receivables and payables and intercompany contributions	435,104	(453,796)	18,692	—	—
Net cash provided by (used in) financing activities	364,545	(453,796)	19,167	—	(70,084)

Net Increase in Cash, Cash Equivalents and Restricted Cash	209,940	1,893	1,274	—	213,107
Cash, cash equivalents and restricted cash, beginning of period	687,868	1,501	1,882	—	691,251
Cash, cash equivalents and restricted cash, end of period	$897,808	$3,394	$3,156	$—	$904,358

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$881,201	$3,394	$3,156	$—	$887,751
Restricted cash	16,607	—	—	—	16,607
Total cash, cash equivalents and restricted cash	$897,808	$3,394	$3,156	$—	$904,358

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(184,784)	$346,753	$9,525	$—	$171,494

Investing Activities
Capital expenditures	(3,812)	(33,645)	(3,966)	—	(41,423)
Net proceeds from the sale of business	574,817	(8,168)	(12,162)	—	554,487
Proceeds from FCC spectrum auction	—	172,102	—	—	172,102
Proceeds from sales of real estate and other assets	—	61,240	—	—	61,240
Proceeds from sales of investments	5,769	142,552	—	—	148,321
Distributions from equity investments	—	4,608	—	—	4,608
Other, net	—	(25)	805	—	780
Net cash provided by (used in) investing activities	576,774	338,664	(15,323)	—	900,115

Financing Activities
Long-term borrowings	202,694	—	—	—	202,694
Repayments of long-term debt	(688,708)	—	(14,819)	—	(703,527)
Long-term debt issuance costs	(1,689)	—	—	—	(1,689)
Payments of dividends	(564,499)	—	—	—	(564,499)
Tax withholdings related to net share settlements of share-based awards	(8,030)	—	—	—	(8,030)
Proceeds from stock option exercises	11,231	—	—	—	11,231
Contributions from noncontrolling interests	—	—	1,318	—	1,318
Change in intercompany receivables and payables and intercompany contributions (1)	680,631	(690,989)	10,358	—	—
Net cash used in financing activities	(368,370)	(690,989)	(3,143)	—	(1,062,502)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	23,620	(5,572)	(8,941)	—	9,107
Cash, cash equivalents and restricted cash, beginning of period	592,204	7,378	11,616	—	611,198
Cash, cash equivalents and restricted cash, end of period	$615,824	$1,806	$2,675	$—	$620,305

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$598,258	$1,806	$2,675	$—	$602,739
Restricted cash	17,566	—	—	—	17,566
Total cash, cash equivalents and restricted cash	$615,824	$1,806	$2,675	$—	$620,305

(1)	Excludes the impact of a $54 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor and Non-Guarantor subsidiaries included in the Gracenote Sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: SUBSEQUENT EVENTS
As further disclosed in Note 3, the Company sold its Melville, NY and Hartford, CT properties on October 9, 2018 and October 23, 2018, respectively, for net proceeds of $59 million. The Company expects to recognize a net pretax gain of $25 million in the fourth quarter of 2018 relating to these sales.

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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and nine months ended September 30, 2018 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements related to the termination of the Merger Agreement (as defined below) and related litigation. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
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

•
uncertainty associated with the litigation relating to the termination of the Merger Agreement, including the amount and timing of damages, if any, we may be awarded or incur and the costs of pursuing and defending such litigation;

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements, or resolve disputes, with multichannel video programming distributors (“MVPDs”);

•	the valuation process and potential sale of our interest in Chicago Entertainment Ventures, LLC;

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•	the potential impact of the modifications to the spectrum on the operation of our television stations, and the costs, terms and restrictions associated with such actions;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order;

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	the financial performance and valuation of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with, and the effect of changes or developments in, government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed under “Risk Factors” of the Company’s filings with the Securities and Exchange Commission (the “SEC”); and

•	other events beyond our control that may result in unexpected adverse operating results.
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
As further described in Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, on December 19, 2016, we entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations, which included Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”), for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”), which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with Accounting Standards Codification (“ASC”) Topic 360, “Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity,” the results of operations are reported as discontinued operations in our unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments in cable and digital assets, including an equity investment in Television Food Network, G.P. (“TV Food Network”) and an investment in Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”). Prior to the sale of our ownership interest on September 13, 2018, we held an equity investment in CareerBuilder, LLC (through our investment in Camaro Parent, LLC) (“CareerBuilder”). Television and Entertainment is a reportable segment, which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America as well as news, entertainment and sports information via our websites and other digital assets. Television and Entertainment includes 42 local television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Antenna TV and THIS TV, national multicast networks; Covers Media Group, a sports betting information website; and WGN-AM, a radio station in Chicago.
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

SIGNIFICANT EVENTS
Termination of Sinclair Merger Agreement
On May 8, 2017, we entered into the Merger Agreement with Sinclair, providing for the acquisition by Sinclair of all of the outstanding shares of our Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) by means of a merger of a wholly owned subsidiary of Sinclair, with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Sinclair.
The consummation of the Merger was subject to the satisfaction or waiver of certain important conditions, including, among others: the receipt of approval from the Federal Communications Commission (the “FCC”) and the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Pursuant to the Merger Agreement, we had the right to terminate the Merger Agreement if Sinclair failed to perform in all material respects its covenants, and such failure was not cured by the end date of August 8, 2018. Additionally, either party could terminate the Merger Agreement if the Merger was not consummated on or before August 8, 2018 (and the failure for the Merger to have been consummated by such date was not primarily due to a breach of the Merger Agreement by the party terminating the

Merger Agreement). On August 9, 2018, we provided notification to Sinclair that we had terminated the Merger Agreement, effective immediately, on the basis of Sinclair’s willful and material breaches of its covenants and the expiration of the end date thereunder. Additionally, on August 9, 2018, we filed a complaint in the Delaware Court of Chancery against Sinclair (the “Complaint”), alleging that Sinclair willfully and materially breached its obligations under the Merger Agreement to use its reasonable best efforts to promptly obtain regulatory approval of the Merger so as to enable the Merger to close as soon as reasonably practicable. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Merger Agreement. On August 29, 2018, Sinclair filed an answer to our Complaint and a counterclaim (the “Counterclaim”). The Counterclaim alleges that we materially and willfully breached the Merger Agreement by failing to use reasonable best efforts to obtain regulatory approval of the Merger. On September 18, 2018, we filed an answer to the Counterclaim. We believe the Counterclaim is without merit and intend to defend it vigorously. See Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 included in our Form 10-Q filed on August 9, 2018 for additional information regarding the Merger and the Merger Agreement.
On May 8, 2018, we, Sinclair Television Group, Inc. (“Sinclair Television”) and Fox Television Stations, LLC (“Fox”) entered into an asset purchase agreement (the “Fox Purchase Agreement”) to sell the assets of seven network affiliates for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement were: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). The closing of the sale pursuant to the Fox Purchase Agreement (the “Closing”) was subject to approval of the FCC and clearance under the HSR Act, as well as the satisfaction or waiver of all conditions of the consummation of the Merger, which was scheduled to occur immediately following the Closing. In connection with the termination of the Merger Agreement on August 9, 2018, we provided notification to Fox that we have terminated the Fox Purchase Agreement, effective immediately. Under the terms of each of the Merger Agreement and the Fox Purchase Agreement, no termination fees were payable by any party.
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
At September 30, 2018, restricted cash held by us to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we would be required to satisfy the allowed claims from our cash from operations.
Chicago Cubs Transactions
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2017) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2018 would be approximately $76 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. As of September 30, 2018, we have paid or accrued approximately $85 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 include a deferred tax liability of $64 million and $96 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions. As further described in Note 5 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, on August 21, 2018, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) provided a written notice (the “Call Notice”) to us that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement of CEV LLC to purchase our 5% membership interest in CEV LLC. The Call Notice and any potential future transaction with NEH have no impact on our dispute with the IRS.
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
Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The legislation authorizing the incentive auction provides the FCC with a $1.750 billion special fund to reimburse reasonable capital costs and expenses incurred by stations that are reassigned to new channels in the repacking, which amount was increased by $1 billion pursuant to the adoption of an amended version of the Repack Airwaves Yielding Better Access for Users of Modern Services (RAY BAUM’S) Act of 2018 by the U.S. Congress on March 23, 2018. A majority of our capital expenditures for the FCC spectrum repacking are expected to occur in 2018 and 2019. Through September 30, 2018, we incurred $16 million in capital expenditures for the spectrum repack. We expect that the reimbursements from the FCC’s special fund will cover the majority of our costs and expenses related to the repacking. We received FCC reimbursements of $5 million and $7 million during the three and nine months ended September 30, 2018, respectively. The reimbursements are included as a reduction to selling, general and administrative (“SG&A”) expense and are presented as an investing inflow in our unaudited Condensed Consolidated Statements of Cash Flows.

We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Non-Operating Items
Non-operating items for the three and nine months ended September 30, 2018 and September 30, 2017 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Loss on extinguishments and modification of debt	$—	$(1,435)	$—	$(20,487)
(Loss) gain on investment transactions, net	(5,001)	5,667	(1,113)	10,617
Write-downs of investment	—	—	—	(180,800)
Other non-operating (loss) gain, net	(38)	—	53	45
Total non-operating (loss) gain, net	$(5,039)	$4,232	$(1,060)	$(190,625)
Non-operating items for the three months ended September 30, 2018 included a pretax loss of $5 million from the sale of our remaining ownership interest in CareerBuilder.
Non-operating items for the nine months ended September 30, 2018 included a pretax loss $5 million from the sale of CareerBuilder and a pretax gain of $4 million from the sale of one of our other equity investments.
Non-operating items for the three months ended September 30, 2017 included a $1 million pretax loss on the extinguishment of debt associated with the prepayment of a portion of the Term Loan Facility and the prepayment of the Dreamcatcher Credit Facility during the third quarter of 2017. (Loss) gain on investment transactions, net included a pretax gain of $6 million from the partial sale of CareerBuilder.
Non-operating items for the nine months ended September 30, 2017 included a $20 million pretax loss on the extinguishments and modification of debt. The loss included a write-off of unamortized debt issuance costs of $7 million and an unamortized discount of $2 million as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” (Loss) gain on investment transactions, net for the nine months ended September 30, 2017 included a pretax gain of $5 million from the sale of our Tribune Publishing Company (“Tribune Publishing”) (formerly tronc, Inc.) shares and a pretax gain of $6 million from the partial sale of CareerBuilder. Write-downs of investment for the nine months ended September 30, 2017 included non-cash pretax impairment charges of $181 million to write down our investment in CareerBuilder, as further described in Note 5 of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018.

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
The only identified impact to our financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized. The following discussion and analysis presents a review of our continuing operations as of and for the three and nine months ended September 30, 2018 and September 30, 2017, unless otherwise noted.
CONSOLIDATED
Consolidated operating results for the three and nine months ended September 30, 2018 and September 30, 2017 are shown in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Operating revenues	$498,008	$450,533	+11%	$1,431,001	$1,359,960	+5%

Operating profit (loss)	$37,124	$(29,452)	*	$322,475	$(37,766)	*

Income on equity investments, net	$32,381	$21,058	+54%	$124,086	$98,856	+26%

Income (loss) from continuing operations	$54,076	$(18,687)	*	$279,697	$(149,722)	*

Income from discontinued operations, net of taxes	$—	$—	—%	$—	$15,039	*

Net income (loss) attributable to Tribune Media Company	$54,099	$(18,687)	*	$279,730	$(134,683)	*

*	Represents positive or negative change equal to, or in excess of 100%
Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Operating revenues
Television and Entertainment	$494,619	$447,307	+11%	$1,421,738	$1,349,401	+5%
Corporate and Other	3,389	3,226	+5%	9,263	10,559	-12%
Total operating revenues	$498,008	$450,533	+11%	$1,431,001	$1,359,960	+5%
Operating profit (loss)
Television and Entertainment	$67,295	$(1,357)	*	$398,914	$68,875	*
Corporate and Other	(30,171)	(28,095)	+7%	(76,439)	(106,641)	-28%
Total operating profit (loss)	$37,124	$(29,452)	*	$322,475	$(37,766)	*

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
Consolidated operating revenues increased 11%, or $47 million, in the three months ended September 30, 2018 primarily due to an increase in Television and Entertainment revenues, driven by higher advertising revenue, retransmission revenues and carriage fees, partially offset by the absence of barter revenue due to the new revenue guidance adopted in 2018. Consolidated operating profit increased $67 million to operating profit of $37 million in the three months ended September 30, 2018, from an operating loss of $29 million in the three months ended September 30, 2017. The increase was primarily due to a $69 million increase in Television and Entertainment operating profit driven by an increase in revenues and a decrease in programming expenses, partially offset by higher compensation expense.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Consolidated operating revenues increased 5%, or $71 million, in the nine months ended September 30, 2018 primarily due to an increase at Television and Entertainment driven by higher advertising revenue, retransmission revenues, carriage fees and other revenue, partially offset by the absence of barter revenue in 2018. Consolidated operating profit increased $360 million to operating profit of $322 million in the nine months ended September 30, 2018, from an operating loss of $38 million in the nine months ended September 30, 2017. The increase was primarily driven by higher Television and Entertainment operating profit largely due to a $133 million gain on the sales of spectrum, an increase in revenues and lower programming expenses as well as a lower Corporate and Other operating loss primarily due to a decrease in compensation and outside services expenses.
Operating Expenses—Consolidated operating expenses for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Programming	$161,114	$199,118	-19%	$373,490	$497,448	-25%
Direct operating expenses	101,847	98,419	+3%	302,052	294,166	+3%
Selling, general and administrative	142,747	126,507	+13%	400,581	439,350	-9%
Depreciation	13,501	14,263	-5%	40,557	41,761	-3%
Amortization	41,675	41,678	—%	125,043	125,001	—%
Gain on sales of spectrum	—	—	—%	(133,197)	—	*
Total operating expenses	$460,884	$479,985	-4%	$1,108,526	$1,397,726	-21%

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
Programming expense, which represented 32% of revenues for the three months ended September 30, 2018 compared to 44% for the three months ended September 30, 2017, decreased 19%, or $38 million, due to a decrease of $51 million in program impairment charges as well as lower amortization of license fees and the absence of barter expense due to the new revenue guidance adopted in 2018, partially offset by higher network affiliate fees. The Company recorded a $28 million program impairment charge for the syndicated program Elementary at WGN America in the third quarter of 2018, compared to an $80 million program impairment charge in the third quarter of 2017 for the syndicated programs Elementary and Person of Interest. The decrease in amortization of license fees of $5 million was primarily attributable to lower syndicated and features programming costs in the third quarter of 2018. Barter expense decreased by $7 million as we no longer recognize barter revenue and expense as a result of new revenue guidance adopted in 2018. Network affiliate fees increased by $24 million mainly due to the renewal of network affiliation agreements in eight markets with FOX Broadcasting Company (“FOX”) during the third quarter of 2018.
Direct operating expenses, which represented 20% of revenues for the three months ended September 30, 2018 compared to 22% for the three months ended September 30, 2017, increased 3%, or $3 million. Compensation expense increased 2%, or $2 million, primarily due to higher direct pay and benefits. All other direct operating expenses, such as outside services, occupancy expense and royalty expense, increased 8%, or $1 million.
SG&A expenses, which represented 29% of revenues for the three months ended September 30, 2018 compared to 28% for the three months ended September 30, 2017, increased 13%, or $16 million, due mainly to higher compensation and promotion expenses, partially offset by lower other expenses. Compensation expense increased 23%, or $15 million, due to $9 million of retention bonuses compared to $2 million in the third quarter of 2017, a $6 million increase in incentive compensation and a $2 million increase in severance expense. Promotion expense increased 20%, or $4 million, primarily at WGN America for original programming. Other expenses decreased 21%, or $4 million, largely due to the receipt of $5 million of spectrum repack reimbursements.
Depreciation expense fell 5%, or less than $1 million, in the three months ended September 30, 2018. Amortization expense was flat in the three months ended September 30, 2018.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Programming expense, which represented 26% of revenues for the nine months ended September 30, 2018 compared to 37% for the nine months ended September 30, 2017, decreased 25%, or $124 million, due to the decrease of $51 million in program impairment charges described above as well as lower amortization of license fees, the absence of barter expense in 2018 and $20 million of additional expenses recorded in the second quarter of 2017 related to the shift in programming strategy at WGN America, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $67 million was primarily attributable to three originals airing in the first half of 2017 (Outsiders, Underground and Salem) versus airing lower cost programming in 2018. Barter expense decreased by $21 million as we no longer recognize barter revenue and expense as a result of adopting new revenue guidance in 2018. The shift in programming strategy at WGN America in 2017 included cancellation costs for Outsiders and Underground and the associated accelerated amortization of remaining programming assets for both shows as well as the write-off of certain other capitalized program development projects. Network affiliate fees increased by $32 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018, along with other contractual increases.
Direct operating expenses, which represented 21% of revenues for the nine months ended September 30, 2018 and 22% for the nine months ended September 30, 2017, increased 3%, or $8 million, primarily due to increases of $4 million in compensation expense, mainly due to higher direct pay and benefits, and $3 million in outside services expense.
SG&A expenses, which represented 28% of revenues for the nine months ended September 30, 2018 and 32% for the nine months ended September 30, 2017, decreased 9%, or $39 million, primarily due to lower compensation expense, outside services expense, promotion expense and other expense. Compensation expense decreased 9%, or $19 million, due to a $16 million decrease at Corporate and Other as the prior year included $13 million of expense related to the resignation of the CEO in the first quarter of 2017, as well as decreases of $2 million in direct pay and benefits, $1 million of severance expense and $1 million in stock-based compensation, partially offset by $5 million of retention bonuses in 2018 compared to $3 million in 2017. Compensation expense decreased $3 million at Television and Entertainment due to a $5 million decrease in direct pay and benefits, a $3 million decrease in severance expense and a $1 million decrease in stock-based compensation, partially offset by $4 million of retention bonuses in 2018 compared to $1 million in 2017, and a $3 million increase in incentive compensation. Outside services expense decreased 14%, or $9 million, primarily driven by lower professional fees, legal fees and other costs associated with the Merger Agreement that was terminated on August 9, 2018. Promotion expense decreased 5%, or $4 million, primarily at WGN America. Other expenses decreased 10%, or $6 million, largely due to the receipt of $7 million of spectrum repack reimbursements.

Depreciation expense decreased 3%, or $1 million, for the nine months ended September 30, 2018. Amortization expense was flat for the nine months ended September 30, 2018.
Gain on sales of spectrum of $133 million for the nine months ended September 30, 2018 relates to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018.
Income From Discontinued Operations, Net of Taxes—The results of discontinued operations for the nine months ended September 30, 2017 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Income from discontinued operations, net of taxes totaled $15 million for the nine months ended September 30, 2017, including a pretax gain on the sale of $35 million. Interest expense allocated to discontinued operations totaled $1 million for the nine months ended September 30, 2017. The results of discontinued operations also include selling and transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $10 million for the nine months ended September 30, 2017. See Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 for further information.
TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit (loss) for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands).

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Operating revenues	$494,619	$447,307	+11%	$1,421,738	$1,349,401	+5%
Operating expenses	427,324	448,664	-5%	1,022,824	1,280,526	-20%
Operating profit (loss)	$67,295	$(1,357)	*	$398,914	$68,875	*

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
Television and Entertainment operating revenues increased 11%, or $47 million, in the three months ended September 30, 2018 largely due to increases in advertising revenues, retransmission revenues and carriage fees, partially offset by the absence of barter revenue, as further described below.
Television and Entertainment operating profit increased $69 million, in the three months ended September 30, 2018 mainly due to a $47 million increase in revenue and a $38 million decrease in programming expense, partially offset by higher compensation expense and other expense, as further described below.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Television and Entertainment operating revenues increased 5%, or $72 million, in the nine months ended September 30, 2018 largely due to increases in retransmission revenues, carriage fees, advertising revenues and other revenue, partially offset by the absence of barter revenue, as further described below.
Television and Entertainment operating profit increased $330 million, in the nine months ended September 30, 2018 mainly due to a net pretax gain of $133 million in the first quarter of 2018 related to licenses sold in the FCC spectrum auction, as described above, a $124 million decrease in programming expense and a $72 million increase in revenue, as further described below.

Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Advertising	$327,248	$295,130	+11%	$909,118	$899,701	+1%
Retransmission revenues	116,625	104,587	+12%	351,952	303,800	+16%
Carriage fees	40,069	30,930	+30%	122,546	96,407	+27%
Barter/trade	2,660	9,559	-72%	7,142	28,052	-75%
Other	8,017	7,101	+13%	30,980	21,441	+44%
Total operating revenues	$494,619	$447,307	+11%	$1,421,738	$1,349,401	+5%
Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Advertising Revenues—Advertising revenues, net of agency commissions, increased 11%, or $32 million, in the three months ended September 30, 2018 due to a $37 million increase in political advertising revenue that was partially offset by a $5 million decline in core advertising revenues (comprised of local and national advertising, excluding political and digital). The decline in core advertising revenue was primarily due to a reduction in inventory available for local and national spots due to political advertising, as well as declines in advertising in certain of our markets. Political advertising revenues, which are a component of total advertising revenues, were $42 million for the three months ended September 30, 2018 compared to $5 million for the three months ended September 30, 2017, as 2018 is an election year.
Retransmission Revenues—Retransmission revenues increased 12%, or $12 million, in the three months ended September 30, 2018 primarily due to a $15 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.
Carriage Fees—Carriage fees increased 30%, or $9 million, in the three months ended September 30, 2018 mainly due to an $8 million increase from higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues declined 72%, or $7 million, in the three months ended September 30, 2018 as barter revenues are no longer recognized under new revenue guidance adopted in 2018. We recognized $7 million of barter revenue for the three months ended September 30, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues increased 13%, or less than $1 million, in the three months ended September 30, 2018.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Advertising Revenues—Advertising revenues, net of agency commissions, increased 1%, or $9 million, in the nine months ended September 30, 2018 primarily due to a $61 million increase in political advertising revenue that was partially offset by a $51 million decline in core advertising revenues (comprised of local and national advertising, excluding political and digital). The decrease in core advertising revenue was primarily due to fewer local and national spots due to political advertising, a decline in television advertising in certain of our markets, a decrease in revenues associated with airing the Super Bowl on 2 NBC-affiliated stations in 2018 compared to 14 FOX-affiliated stations in 2017 and the 2018 Winter Olympics, which negatively impacted non-NBC affiliated stations’ advertising revenues. Political advertising revenues, which are a component of total advertising revenues, were approximately

$72 million for the nine months ended September 30, 2018 compared to $11 million for the nine months ended September 30, 2017, as 2018 is an election year.
Retransmission Revenues—Retransmission revenues increased 16%, or $48 million, in the nine months ended September 30, 2018 primarily due to a $59 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.
Carriage Fees—Carriage fees were up 27%, or $26 million, in the nine months ended September 30, 2018 due mainly to a $23 million increase from higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues decreased 75%, or $21 million, in the nine months ended September 30, 2018 as barter revenues are no longer recognized under new revenue guidance adopted in 2018. We recognized $21 million of barter revenue for the nine months ended September 30, 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues increased 44%, or $10 million, in the nine months ended September 30, 2018 mainly due to a $5 million increase in copyright royalties, $3 million of revenue for the broadcast of third party digital network programming and $2 million of deferred revenue recognized related to spectrum sharing arrangements.
Operating Expenses—Television and Entertainment operating expenses for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Compensation	$145,649	$132,935	+10%	$412,605	$412,019	—%
Programming	161,114	199,118	-19%	373,490	497,448	-25%
Depreciation	11,313	10,844	+4%	33,124	31,413	+5%
Amortization	41,675	41,678	—%	125,043	125,001	—%
Other	67,573	64,089	+5%	211,759	214,645	-1%
Gain on sales of spectrum	—	—	—%	(133,197)	—	*
Total operating expenses	$427,324	$448,664	-5%	$1,022,824	$1,280,526	-20%

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
Television and Entertainment operating expenses decreased 5%, or $21 million, in the three months ended September 30, 2018 compared to the prior year period largely due to a $38 million decline in programming expense, partially offset by increases in compensation expense and other expense, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 10%, or $13 million, in the three months ended September 30, 2018. The increase was primarily due to a $5 million increase in incentive compensation, a $3 million increase in retention bonuses ($4 million in the third quarter of 2018 compared to $1 million in the third quarter of 2017), a $3 million increase in direct pay and benefits along with a $2 million increase in severance expense.
Programming Expense—Programming expense decreased 19%, or $38 million, in the three months ended September 30, 2018. The decline was due to a decrease of $51 million in program impairment charges as well as lower amortization of license fees and the absence of barter expense due to the new revenue guidance adopted in 2018, partially offset by increased network affiliate fees. The Company recorded a $28 million program impairment charge for Elementary at WGN America in the third quarter of 2018, compared to $80 million in program impairment charges in the third quarter of 2017 for Elementary and Person of Interest. The decrease in amortization of license fees of $5 million was primarily attributable to lower syndicated and features programming costs in the third quarter of 2018. Barter expense decreased by $7 million as we no longer recognize barter revenue and expense as a result of new revenue guidance adopted in 2018. Network affiliate fees increased by $24 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018.
Depreciation and Amortization Expense—Depreciation expense and amortization expense remained flat for the three months ended September 30, 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 5%, or $3 million, for the three months ended September 30, 2018 due to a $5 million increase in promotion expense mostly at WGN America for original programming, a $2 million increase in outside services expense primarily related to costs associated with spectrum sharing arrangements and costs for operating websites of our television stations and a $2 million increase in bad debt expense, partially offset by $5 million of spectrum repack reimbursements.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Television and Entertainment operating expenses decreased 20%, or $258 million, in the nine months ended September 30, 2018 compared to the prior year period largely due to a net pretax gain of $133 million in the first quarter of 2018 related to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, a $124 million decrease in programming expenses and a decline in other expense, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased less than $1 million in the nine months ended September 30, 2018 due to a $3 million increase in retention bonuses ($4 million in 2018 compared to $1 million in 2017), and a $3 million increase in incentive compensation, largely offset by decreases in direct pay and benefits, severance and stock-based compensation expense.
Programming Expense—Programming expense decreased 25%, or $124 million, in the nine months ended September 30, 2018. The decline was due to the decrease of $51 million in program impairment charges described above as well as lower amortization of license fees, the absence of barter expense in 2018 and the $20 million of additional expenses recorded in the second quarter of 2017 related to the shift in programming strategy at WGN America, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $67 million was primarily attributable to three originals airing in the first half of 2017 (Outsiders, Underground and Salem) versus airing lower cost programming in 2018. Barter expense decreased by $21 million as we no longer recognize barter revenue and expense as a result of adopting new revenue guidance in 2018. Network affiliate fees increased by $32 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018, along with other contractual increases.
Depreciation and Amortization Expense—Depreciation expense increased 5%, or $2 million, in the nine months ended September 30, 2018. Amortization expense remained flat in the nine months ended September 30, 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 1%, or $3 million, in the nine months ended September 30, 2018 primarily due to a $4 million decrease in promotion expense mostly at WGN America and $7 million of spectrum repack reimbursements, partially offset by a $4 million increase in outside services expense primarily related to costs associated with spectrum sharing arrangements and costs for operating websites of our television station, a $2 million increase in bad debt expense and a $1 million increase in music license fees.

Gain on Sales of Spectrum—In the nine months ended September 30, 2018, we recorded a net pretax gain of $133 million related to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018.
CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating results for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Real estate revenues	$3,389	$3,226	+5%	$9,263	$10,559	-12%

Operating Expenses
Real estate (1)	$2,059	$2,464	-16%	$7,293	$8,222	-11%
Corporate (2)	31,501	28,857	+9%	78,409	108,978	-28%
Total operating expenses	$33,560	$31,321	+7%	$85,702	$117,200	-27%

(1)
Real estate operating expenses included less than $1 million of depreciation expense for each of the three months ended September 30, 2018 and September 30, 2017, respectively, and $1 million and $2 million of depreciation expense for the nine months ended September 30, 2018 and September 30, 2017.

(2)
Corporate operating expenses included $2 million and $3 million of depreciation expense for the three months ended September 30, 2018 and September 30, 2017, respectively, and $6 million and $9 million of depreciation expense for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
Real Estate Revenues—Real estate revenues were flat in the three months ended September 30, 2018.
Real Estate Expenses—Real estate expenses decreased 16%, or less than $1 million, in the three months ended September 30, 2018.
Corporate Expenses—Corporate expenses increased 9%, or $3 million, in the three months ended September 30, 2018 primarily due to $4 million of retention bonuses compared to $1 million for the third quarter of 2017 and a $2 million increase in incentive compensation, partially offset by a $2 million reduction in professional fees, legal fees and other costs associated with the Merger Agreement that was terminated on August 9, 2018.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Real Estate Revenues—Real estate revenues decreased 12%, or $1 million, in the nine months ended September 30, 2018 primarily due to the loss of revenue from real estate properties sold in 2017.
Real Estate Expenses—Real estate expenses decreased 11%, or less than $1 million, in the nine months ended September 30, 2018 primarily resulting from a $1 million reduction in impairment charges associated with certain real estate properties.
Corporate Expenses—Corporate expenses decreased 28%, or $31 million, in the nine months ended September 30, 2018 primarily due to lower compensation expense, outside services, other expenses and depreciation. Compensation expense decreased $16 million as the prior year included $13 million of expense ($6 million of severance and $7 million of stock-based compensation) related to the resignation of the CEO in the first quarter of

2017. In addition, direct pay and benefits decreased $2 million, severance expense decreased $1 million and stock-based compensation decreased $1 million, partially offset by a $1 million increase in retention bonuses ($4 million in 2018 compared to $3 million in 2017). Outside services expense decreased by $10 million primarily due to an $8 million reduction in professional fees, legal fees and other costs associated with the Merger Agreement that was terminated on August 9, 2018. Additionally, other expenses decreased by $3 million while depreciation declined by $2 million.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three and nine months ended September 30, 2018 and September 30, 2017 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Income on equity investments, net, before amortization of basis difference	$44,850	$33,609	+33%	$161,493	$139,808	+16%
Amortization of basis difference (1)	(12,469)	(12,551)	-1%	(37,407)	(40,952)	-9%
Income on equity investments, net	$32,381	$21,058	+54%	$124,086	$98,856	+26%

(1)	See Note 5 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 for the discussion of the amortization of basis difference.
Income on equity investments, net increased 54%, or $11 million, in the three months ended September 30, 2018 primarily due to higher equity income from TV Food Network and CareerBuilder. The increase in the equity income of TV Food Network was due to higher reported net income. The increase in the equity income of CareerBuilder was largely due to the absence of non-recurring transaction expenses incurred by CareerBuilder in 2017 related to the CareerBuilder sale on July 31, 2017, as further described in Note 5. Income on equity investments, net increased 26%, or $25 million, in the nine months ended September 30, 2018 largely due to higher equity income from TV Food Network and CareerBuilder, as discussed above, along with recognizing our share of the gain on the sale of one of CareerBuilder’s business operations on May 14, 2018, and a $3 million decline in amortization of basis difference as a result of the write-down of our investment in CareerBuilder in 2017, which eliminated the remaining basis difference for that investment. We sold our remaining ownership interest in CareerBuilder, LLC on September 13, 2018 and received pretax proceeds of $11 million, as further described in Note 5 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018. We recognized a pretax loss of $5 million on the sale of our ownership interest in CareerBuilder, which is included in the (loss) gain on investment transactions, net in our unaudited Condensed Consolidated Statements of Operations.
As described in Note 5 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, in the three and nine months ended September 30, 2017, we recorded non-cash pretax impairment charges of $181 million to write down our investment in CareerBuilder, which is included in write-downs of investment in our unaudited Condensed Consolidated Statements of Operations.
Cash distributions from our equity method investments were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Cash distributions from equity investments	$—	$32,911	*	$158,926	$182,561	-13%

*	Represents positive or negative change equal to, or in excess of 100%

We did not receive any cash distributions from our equity investments in the third quarter of 2018 as TV Food Network adjusted its required year-to-date cash distributions to cover our taxes on our share of partnership income based on the reduction in tax rates from Tax Reform, which resulted in no distribution required for the third quarter of 2018. This only impacts the timing of distributions in 2018 and does not impact total expected excess cash distributions from TV Food Network related to 2018. In the nine months ended September 30, 2018, cash distributions from our equity investments included $6 million of distributions from CareerBuilder, of which $5 million related to a distribution of proceeds from the sale of one of its business operations in the second quarter of 2018. Cash distributions from equity investments for the three and nine months ended September 30, 2017, included a $16 million distribution of excess cash from CareerBuilder prior to the closing of the CareerBuilder sale, as described in Note 5 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX (BENEFIT) EXPENSE
Interest and dividend income, interest expense and income tax (benefit) expense for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
Interest and dividend income	$3,239	$827	*	$7,473	$1,880	*

Interest expense (1)	$42,842	$40,389	+6%	$125,463	$119,332	+5%

Income tax (benefit) expense (2)	$(22,422)	$(20,087)	+12%	$67,096	$(81,606)	*

*	Represents positive or negative change equal to, or in excess of 100%

(1)
Interest expense excludes $1 million for the nine months ended September 30, 2017 related to discontinued operations. We used $400 million of the proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility and the interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility.

(2)	Income tax (benefit) expense excludes an expense of $14 million for the nine months ended September 30, 2017 related to discontinued operations.
Interest and Dividend Income—Increase in interest and dividend income of $2 million and $6 million in the three and nine months ended September 30, 2018, respectively, was primarily due to higher interest income earned on our average outstanding balance of cash and cash equivalents during the respective periods.
Interest Expense—Interest expense from continuing operations for each of the three months ended September 30, 2018 and September 30, 2017 includes amortization of debt issuance costs of $2 million. Interest expense from continuing operations for each of the nine months ended September 30, 2018 and September 30, 2017 includes amortization of debt issuance costs of $5 million.
Income Tax (Benefit) Expense—In the three months ended September 30, 2018, we recorded an income tax benefit from continuing operations of $22 million. The effective tax rate on pretax income from continuing operations was (70.8)%. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, the deduction of certain transaction costs and other expenses previously capitalized, and a $3 million benefit related to federal and state income tax filings for the prior year. In the three months ended September 30, 2018, the Company recorded an additional income tax benefit of $24 million to revise the provisional discrete net tax benefit recorded due to Tax Reform, as further described in Note 9 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018. In the nine months ended September 30, 2018, we recorded income tax expense from continuing operations of $67 million. The effective tax rate on pretax income from continuing operations was 19.3% for the nine months ended September 30, 2018. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, the deduction of certain transaction costs and other expenses previously capitalized, a net $3 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation, a $3 million benefit related to federal and state income tax filings for the prior year, and a $24 million benefit to revise the provisional discrete net tax benefit recorded due to Tax Reform, as further described in Note 9 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018.
In the three and nine months ended September 30, 2017, we recorded an income tax benefit from continuing operations of $20 million and $82 million, respectively. The effective tax rate on pretax loss from continuing operations was 51.8% for the three months ended September 30, 2017. The rate differs from the U.S. federal statutory rate of 35% at the time due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes, and a $1 million charge related to the resolution of federal and state income tax matters and other adjustments. The effective tax rate on pretax loss from continuing operations was 35.3% for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs and other expenses not fully deductible for tax purposes, a $1 million charge related to the resolution of federal and state income tax matters and other adjustments, a $3 million benefit related to expected refunds of interest paid on prior tax assessments and a $1 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
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

Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$306,849	$171,494
Net cash (used in) provided by investing activities	(23,658)	900,115
Net cash used in financing activities	(70,084)	(1,062,502)
Net increase in cash, cash equivalents and restricted cash	$213,107	$9,107
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2018 was $307 million compared to $171 million for the nine months ended September 30, 2017. The increase was primarily due to higher operating cash flows from operating results, favorable working capital changes and lower tax payments, partially offset by 2018 pension contributions and lower distributions from our equity investments. Cash paid for income taxes, net of income tax refunds, decreased by $39 million. Distributions from our equity investments were $159 million for the nine months ended September 30, 2018 compared to $178 million for the nine months ended September 30, 2017.
Investing activities
Net cash used in investing activities totaled $24 million for the nine months ended September 30, 2018. Our capital expenditures in the nine months ended September 30, 2018 totaled $47 million and included $10 million related to the FCC spectrum repacking project. In the nine months ended September 30, 2018, we received net proceeds of $15 million from the sales of investments and $7 million of repack reimbursements from the FCC.
A majority of our capital expenditures for the FCC spectrum repacking are expected to occur in 2018 and 2019. We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Net cash provided by investing activities totaled $900 million for the nine months ended September 30, 2017. Our capital expenditures in the nine months ended September 30, 2017 totaled $41 million. In the nine months ended September 30, 2017, we received net proceeds of $554 million from the Gracenote Sale, $172 million related to gross proceeds from the sale of certain FCC licenses in the FCC spectrum auction, $148 million related to the sales of investments and $61 million related to the sales of real estate.
Financing activities
Net cash used in financing activities was $70 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we paid quarterly cash dividends of $66 million and paid $6 million of tax withholdings related to net share settlements of share-based awards.
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
Debt
Our debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,428 and $1,900	$188,197	$187,725
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $19,186 and $21,783	1,646,706	1,644,109
5.875% Senior Notes due 2022, net of debt issuance costs of $10,563 and $12,649	1,089,437	1,087,351
Total debt	$2,924,340	$2,919,185

Secured Credit Facility—At both September 30, 2018 and December 31, 2017, our secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding, and a $420 million revolving credit facility (“Revolving Credit Facility”). At both September 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility; however, there were standby letters of credit outstanding of $20 million and $21 million, respectively, primarily in support of our workers’ compensation insurance programs. See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility.
On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our outstanding term loans. In the first quarter of 2017, as a result of the 2017 Amendment and the $400 million prepayment, we recorded a loss of $19 million on the extinguishment and modification of debt, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018.
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
Repurchases of Equity Securities
On February 24, 2016, the Board of Directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock (the “2016 Stock Repurchase Program”). Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The repurchase program may be suspended or discontinued at any time. We did not repurchase any shares of Common Stock during 2017 and did not make any share repurchases during the nine months ended September 30, 2018 due to restrictions contained in the now terminated Merger Agreement. As of September 30, 2018, the remaining authorized amount under the current authorization totaled $168 million.
Cash Dividends
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
Second quarter	0.25	21,925	0.25	21,816
Third quarter	0.25	21,929	0.25	21,834
Total quarterly cash dividends declared and paid	$0.75	$65,776	$0.75	$65,392
On November 8, 2018, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on December 4, 2018 to holders of record of Common Stock and Warrants as of November 19, 2018.
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
Off-Balance Sheet Arrangements
As further described in Note 5 of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, in the first quarter of 2018, New Cubs LLC refinanced a portion of its debt which was guaranteed by us and we ceased being a guarantor of the refinanced debt. As of September 30, 2018, the remaining guarantees were capped at $249 million plus unpaid interest.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 for a discussion of new accounting guidance and the Company’s adoption of certain accounting standards in 2018.
We have updated our revenue recognition policies in conjunction with our adoption of Topic 606 as further described in Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018. See Note 1 for additional information on the key judgments and estimates related to revenue recognition under the new policy. Except for the adoption of Topic 606, there were no other changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2017 Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2018. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court has to date entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for further information.
As further described in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2017) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2018 would be approximately $76 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through September 30, 2018, we have paid or accrued approximately $85 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of September 30, 2018 includes deferred tax liabilities of $64 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. As further described in Note 5 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, on August 21, 2018, NEH provided the Call Notice to us that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement of CEV LLC to purchase our 5% membership interest in CEV LLC. The Call Notice and any potential future transaction with NEH have no impact on our dispute with the IRS.
Our liability for unrecognized tax benefits totaled $21 million and $23 million at September 30, 2018 and December 31, 2017, respectively.

Starting in July 2018, a series of plaintiffs have filed putative class action lawsuits against us, Tribune Broadcasting Company, Sinclair, and other named and unnamed defendants, including Hearst Television, Inc., Nexstar Media Group Inc., TEGNA Inc., Gray Television, Inc. (collectively, the “Defendants”) alleging that the Defendants coordinated their pricing of television advertising, thereby harming a proposed class of all buyers of television advertising time from one or more of the Defendants since at least January 1, 2014. The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations. Currently, at least twenty-two lawsuits have been filed and are being consolidated in the Northern District of Illinois. Plaintiffs are expected to file an amended complaint once the lawsuits are consolidated. We believe the above lawsuits are without merit and intend to defend them vigorously.
On August 9, 2018, we filed the Complaint in the Chancery Court of the State of Delaware against Sinclair, alleging that Sinclair willfully and materially breached its obligations under the Merger Agreement to use its reasonable best efforts to promptly obtain regulatory approval of the Merger so as to enable the Merger to close as soon as reasonably practicable. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Merger Agreement. On August 29, 2018, Sinclair filed an answer to our Complaint and the Counterclaim. The Counterclaim alleges that we materially and willfully breached the Merger Agreement by failing to use reasonable best efforts to obtain regulatory approval of the Merger. On September 18, 2018, we filed an answer to the Counterclaim. We believe the Counterclaim is without merit and intend to defend it vigorously.
On September 10, 2018, the Arbitrage Event-Driven Fund filed a putative securities class action complaint (the “Securities Complaint”) against us and members of our senior management in the United States District Court for the Northern District of Illinois. The Securities Complaint alleges that Tribune Media Company and its senior management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by misrepresenting and omitting material facts concerning Sinclair’s conduct during the Merger approval process. The lawsuit seeks compensatory damages in favor of the Arbitrage Event-Driven Fund and other putative class members, defined as purchasers of our stock between November 29, 2017 and July 16, 2018, in an amount to be proven at trial. We believe this lawsuit is without merit and intend to defend it vigorously.
On March 16, 2018, we received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice ("DOJ") regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some Designated Market Areas (“DMAs”) in alleged violation of Federal antitrust law. On November 6, 2018, without conceding any wrongdoing, we agreed to settle the matter. The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information-sharing, does not include any financial penalty. Pursuant to the consent decree, we have agreed that our stations will not exchange certain nonpublic information with other stations operating in the same DMA except in certain cases and to monitor and report on compliance with the decree.
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
ITEM 1A. RISK FACTORS
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2017 Annual Report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.” Other than as described below, there have been no material changes to the risk factors disclosed in our 2017 Annual Report and subsequent filings with the SEC.

There can be no assurance that our ongoing exploration of strategic alternatives will be successful.
As part of our previously announced ongoing exploration of strategic alternatives, on May 8, 2017, we entered into the Merger Agreement with Sinclair, pursuant to which we were to merge into Sinclair, subject to the satisfaction of certain conditions. Following the second end date under the Merger Agreement, on August 9, 2018, we provided notification to Sinclair that we had terminated the Merger Agreement and also filed a lawsuit against Sinclair alleging breach of contract under the Merger Agreement. As a result of the termination of the Merger Agreement, we expect to continue to explore a range of strategic and financial alternatives to enhance shareholder value, which will involve the dedication of significant resources and the incurrence of significant costs and expenses and may disrupt our business or adversely impact our revenue, operating results and financial condition. In addition, there can be no certainty that we will ultimately be successful in our lawsuit against Sinclair or the related lawsuit filed by Sinclair, and ongoing litigation related to the Merger Agreement may impose substantial costs.
We are subject to risks related to litigation and other legal proceedings, including related to the Merger.
We are currently subject to various legal proceedings, including lawsuits related to the Merger, as further described in “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. We are subject to multiple suits, some of which may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. In addition, after we filed the Complaint against Sinclair alleging breach of contract under the Merger Agreement, Sinclair filed an answer to our Complaint and the Counterclaim, alleging that we materially and willfully breached the Merger Agreement by failing to use reasonable best efforts to obtain regulatory approval of the Merger. We do not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or harm our reputation. Additionally, defending against these lawsuits and proceedings may involve significant costs and diversion of management’s attention and resources.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
No Warrants were exercised for Class A Common Stock or for Class B Common Stock during the nine months ended September 30, 2018. As further described in Note 11 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, 30,551 Warrants remain outstanding as of September 30, 2018. The Warrants are exercisable at the holder’s option into Class A Common Stock, Class B Common Stock, or a combination thereof, at an exercise price of $0.001 per share or through “cashless exercise,” whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price.
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
Repurchases of Equity Securities
During the nine months ended September 30, 2018, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of September 30, 2018, the remaining authorized amount under the current authorization totaled $168 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2018.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer