Form 10-K
period 2018-12-31
TRIBUNE MEDIA CO
filed 2019-03-01
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Registrant’s telephone number, including area code: (312) 222-3394
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
Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales prices of the registrant’s Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange (“NYSE”) and OTC Bulletin Board (“OTC”) market, respectively, on June 30, 2018, was $3,342,895,207.
As of February 15, 2019, 87,839,032 shares of the registrant’s Class A Common Stock and 5,557 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement related to the registrant’s Annual Meeting of Shareholders to be held on May 1, 2019 is incorporated by reference in Part III to the extent described therein.

TRIBUNE MEDIA COMPANY

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and the proposed Nexstar Merger (as defined below) under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	risks associated with the ability to consummate the merger (the “Nexstar Merger”) between us and Nexstar Media Group, Inc. (“Nexstar”) and the timing of the closing of the Nexstar Merger;

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger dated November 30, 2018 (the “Nexstar Merger Agreement”) with Nexstar and Titan Merger Sub, Inc., a wholly owned subsidiary of Nexstar (“Nexstar Merger Sub”), providing for the acquisition by Nexstar of all of the outstanding shares of our Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), including a termination under circumstances that could require us to pay a termination fee to Nexstar;

•	the risk that the regulatory approvals for the proposed Nexstar Merger with Nexstar may be delayed, not be obtained or may be obtained subject to conditions that are not anticipated;

•	the inability to consummate the Nexstar Merger due to the failure to obtain the requisite shareholder approval;

•
risks related to the disruption of management time from ongoing business operations due to the pending Nexstar Merger and the restrictions imposed on the Company’s operations under the terms of the Nexstar Merger Agreement;

•
uncertainty associated with the effect of the announcement of the Nexstar Merger on our ability to retain and hire key personnel, on our ability to maintain relationships with advertisers and customers and on our operating results and businesses generally;

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability, volatility and cost of quality network, syndicated and sports programming affecting our television ratings;

•	conduct and changing circumstances related to third-party relationships on which we rely for our business;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements, or resolve disputes, with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•	the impact of the modifications to the spectrum on the operation of our television stations, and the costs, terms and restrictions associated with such actions;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits, including proceedings that may relate to our entry into the Nexstar Merger Agreement;

•
our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order (as defined and described below in “Item 1A. Risk Factors—Risks Related to Our Emergence from Bankruptcy”);

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	the financial performance and valuation of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with, and the effect of changes or developments in, government regulations applicable to the television and radio broadcasting industry;

•	consolidation in the broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed in “Item 1A. Risk Factors” of this Annual Report; and

•	other events beyond our control that may result in unexpected adverse operating results.
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
On November 30, 2018, we entered into the Nexstar Merger Agreement with Nexstar and Nexstar Merger Sub, providing for the acquisition by Nexstar of all of the outstanding shares of our Common Stock by means of a merger of Nexstar Merger Sub with and into Tribune Media Company, with Tribune Media Company surviving the merger as a wholly owned subsidiary of Nexstar, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Nexstar Merger Agreement.”
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. As of December 31, 2018, we also held a variety of investments, including an equity method investment in Television Food Network, G.P. (“TV Food Network”), which provides substantial annual cash distributions, and an investment in Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), which was sold on January 22, 2019.
Television and Entertainment is a reportable segment which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, as well as news, entertainment and sports information via our websites and other digital assets.
We report and include under Corporate and Other the management of certain of our real estate assets, including revenues from leasing our owned office and production facilities and any gains or losses from the sales of our real estate, as well as certain administrative activities associated with operating corporate office functions.
Organizational Structure and History
Tribune Media Company is a holding company that does business through its direct and indirect operating subsidiaries. Previously known as Tribune Company, we were founded in 1847 and incorporated in Delaware in 1968. Throughout the 1980s and 1990s, we grew rapidly through a series of broadcasting acquisitions and strategic investments in companies such as TV Food Network, CareerBuilder and Classified Ventures, LLC (“CV”). In 2000, we expanded our publishing business through the Times Mirror merger when we acquired the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, and other newspapers. On December 20, 2007, we completed a series of transactions (collectively, the “Leveraged ESOP Transactions”), which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date and with the Company becoming wholly-owned by the Tribune Company employee stock ownership plan (the “ESOP”).
As a result of severe declines in advertising and newspaper circulation revenues leading up to and during the recession that followed the global financial crisis of 2007-2008, as well as the general deterioration of the publishing and broadcasting industries during such time, we faced significant constraints on our liquidity, including our ability to service our indebtedness. Due to these factors, in December 2008 we filed for protection under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court of the District of Delaware (the “Bankruptcy Court”). From December 2008 through December 2012, we operated our businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court.
As our emergence from bankruptcy was subject to the consent of the Federal Communications Commission (the “FCC”) to the assignment of our FCC broadcast and auxiliary station licenses as part of our reorganization, in April 2010 we filed applications with the FCC to obtain FCC approval for such assignments.

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
After the confirmation of our bankruptcy plan and the receipt of the FCC’s consent to its implementation, we consummated an internal restructuring pursuant to the terms of our bankruptcy plan. For further details, see Note 10 to our audited consolidated financial statements.
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
On August 4, 2014, we completed a separation transaction (the “Publishing Spin-off”), resulting in the spin-off of the assets and certain liabilities of the businesses primarily related to our principal publishing operations, other than owned real estate and certain other assets (the “Publishing Business”), through a tax-free, pro rata dividend to our stockholders and warrantholders of 98.5% of the shares of common stock of Tribune Publishing Company (“Tribune Publishing”) (formerly tronc, Inc.), and we retained at that time 1.5% of the outstanding common stock of Tribune Publishing. The Publishing Business consisted of newspaper publishing and local news and information gathering functions that operated daily newspapers and related websites, as well as a number of ancillary businesses that leveraged certain of the assets of those businesses. As a result of the completion of the Publishing Spin-off, Tribune Publishing operates the Publishing Business as an independent, publicly-traded company. On January 31, 2017, we sold our remaining Tribune Publishing shares.
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

In accordance with Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), the results of operations of the Gracenote Companies included in the Gracenote Sale are reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and December 31, 2016. Accordingly, all references made to financial data in this Annual Report are to Tribune Media Company’s continuing operations, unless specifically noted.
On May 8, 2017, we entered into the Agreement and Plan of Merger (the “Sinclair Merger Agreement”) with Sinclair Broadcast Group, Inc. (“Sinclair”), providing for the acquisition by Sinclair of all of the outstanding shares of our Common Stock by means of a merger of Samson Merger Sub Inc., a wholly-owned subsidiary of Sinclair, with and into Tribune Media Company, with Tribune Media Company surviving the merger as a wholly-owned subsidiary of Sinclair (the “Sinclair Merger”). On August 9, 2018, we provided notification to Sinclair that we had terminated the Sinclair Merger Agreement, effective immediately, on the basis of Sinclair’s willful and material breaches of its covenants and the expiration of the end date thereunder, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Termination of Sinclair Merger Agreement.”
On July 31, 2017, we sold a majority of our ownership interest in CareerBuilder, and on September 13, 2018, we sold our remaining ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board.
The following chart illustrates our organizational structure as of December 31, 2018:

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
(3) This entity and its direct and indirect subsidiaries hold certain of our other equity method investments.
(4) This entity and its direct and indirect subsidiaries hold the majority of our real estate assets.
(5) Other direct and indirect subsidiaries that hold various broadcasting and other Company assets, including certain other equity investments without readily determinable fair values.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
Geographically diversified media properties in attractive U.S. markets.
We are one of the largest independent station owner groups in the United States based on household reach, and we own or operate local television stations in each of the nation’s top seven markets by population. We have network affiliations with all of the major over-the-air networks, including American Broadcasting Company (“ABC”), CBS Corporation (“CBS”), FOX Broadcasting Company (“FOX”), National Broadcasting Company (“NBC”), Master Distribution Service, Inc. (“MyNetworkTV” or “MY”), and The CW Network, LLC (“CW”). We provide highly-valued programming, including the National Football League (“NFL”) and other live sports, on many of our stations and local news to approximately 49 million U.S. households in the aggregate, as measured by Nielsen Media Research, representing approximately 44% of all U.S. households.

In addition, we own a national general entertainment cable network, WGN America, which is currently available in more than 75 million households nationally, as estimated by Nielsen Media Research. WGN America provides us with a platform for launching high quality scripted programming. We believe that the combination of our broadcast stations and WGN America creates a differentiated distribution platform.
Strong cash flow generation.
Our businesses have historically generated strong cash flows from operations. For the three years ended December 31, 2018, our net cash provided by such operating activities totaled $976 million, which includes $540 million of cash distributions received from our equity method investments, primarily from TV Food Network, our largest equity method investment. In addition to the $540 million of cash distributions accounted for within the cash flows provided by operating activities, $4 million of cash distributions were accounted for within the cash flows from investing activities. TV Food Network has historically provided substantial cash distributions annually.
Opportunistically deploying capital to drive stockholder returns.
Our capital allocation policy is focused on driving returns for stockholders and investing in areas that are intended to drive growth in our profitability. On February 24, 2016, our board of directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. As of December 31, 2016, we repurchased 6,432,455 shares in open market transactions at an aggregated purchase price of $232 million under the existing stock repurchase program. We did not repurchase any shares of Common Stock during 2017 and 2018 as the Sinclair Merger Agreement prohibited, and the Nexstar Merger Agreement prohibits, us from engaging in additional share repurchases. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
In addition, on February 21, 2019, our Board declared a quarterly cash dividend of $0.25 per share on our Common Stock to be paid on March 25, 2019 to holders of record of Class A Common Stock and Class B Common Stock as of March 11, 2019, continuing the quarterly dividends that we have paid since the Company’s dividend program was announced on March 6, 2015. For the three years ended December 31, 2018, we paid over $996 million in total to our stockholders (including warrant holders) through dividends and share repurchases, including $499 million paid as special cash dividends in February 2017. Under the Nexstar Merger Agreement, we may not pay dividends other than quarterly cash dividends of $0.25 or less per share.
Valuable investments and real estate holdings.
We currently hold a variety of investments. TV Food Network, in which we have a 31% interest, operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel is a digital-tier network available nationally and airs popular off-Food Network programming as well as originally produced programming.
Prior to its disposition on January 22, 2019, we held a 5% investment in CEV LLC. On August 21, 2018, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) provided a written notice (the “Call Notice”) to us that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement of CEV LLC to purchase our 5% membership interest in CEV LLC. The transaction was completed on January 22, 2019, and we received pretax proceeds of $107.5 million, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Chicago Cubs Transactions.”
We also own attractive real estate in key markets, including development rights for certain of our real estate assets. We actively manage our portfolio of real estate assets to drive value through the following initiatives:

•	Opportunistically dispose of properties, including select properties as part of an accelerated monetization program;

•	Maximize utility of our existing real estate footprint; and

•	Improve entitlements of properties to increase values prior to monetization.

Experienced management team with demonstrated industry experience.
Our senior management team has broad and diverse experience across their respective disciplines, with proven track records of success in the industry. Our organization consists of talented executives with expertise across finance, strategy, operations, and human resources. Our management team has a unified vision for the Company, which includes capitalizing on our current strengths and strategically investing in new initiatives.
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
Our television station group reaches approximately 49 million households nationally, as measured by Nielsen Media Research, representing approximately 44% of all U.S. households. WGN America, our national general entertainment cable network, reaches approximately 63% of U.S. households and the digital networks we operate, Antenna TV and THIS TV, collectively reach approximately 92% of U.S. households. We also operate approximately 60 websites primarily associated with our television stations, which, in 2018, reached an average of 49 million unique visitors monthly, as measured by comScore.
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
WGN America is currently available in more than 75 million households as estimated by Nielsen Media Research. Our strategy is to build a network that combines high quality scripted programming and feature films.
Be the most valued source of local news and information in the markets in which we operate.
Local news is a cornerstone of our television stations. We believe local news enjoys a competitive advantage relative to national news outlets due to its ability to generate immediate reporting, which is especially valuable when a breaking news story develops in a local market. We are able to utilize our breadth of coverage to distribute local content on a national scale by sharing news stories on-air and digitally across Tribune-covered markets. Annually, we produce over 88,000 hours of news. We also operate approximately 60 websites and approximately 180 mobile applications.
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
Monetization of our real estate assets.
We intend to continue to maximize the monetization of our real estate assets. We do this by continuously assessing the market conditions and executing on what we believe are the best strategies for each of the properties, including divestitures or forming strategic partnerships with local developers. For the three years ended December 31, 2018, we sold several properties for net pretax proceeds of $710 million and recognized a net pretax gain of $266 million, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Monetization of Real Estate Assets.”
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
Segments
We operate our business through the Television and Entertainment reportable segment, and under Corporate and Other we report the management of certain of our real estate assets, including revenues from leasing our owned office and production facilities, as well as certain administrative activities associated with operating corporate office functions. We also currently hold an equity method investment in TV Food Network. See Note 17 to our audited consolidated financial statements for further information.
Television and Entertainment
Our Television and Entertainment reportable segment primarily consists of the following businesses:

•
Television broadcasting services through Tribune Broadcasting, which owns or provides services to 42 local broadcast television stations and related digital assets, including websites and mobile applications in 33 U.S. markets;

•	Digital multicast network services through Antenna TV and through the operation and distribution of THIS TV, both of which are digital networks that air in 101 million households nationally;

•	National program services through WGN America, a national general entertainment cable network;

•	Covers Media Group, a sports betting information website; and

•	Radio program services on WGN-AM, a Chicago radio station.
Tribune Broadcasting
Our broadcast television stations serve local communities in which they operate by providing locally produced news and special interest broadcasts as well as syndicated and sports programming.
Tribune Broadcasting owns or provides certain services to 42 local television stations, reaching approximately 49 million households nationally, as measured by Nielsen Media Research, making us one of the largest independent station groups in the United States based on household reach. Currently, our television stations, including the 3 stations to which we provide certain services under SSAs with Dreamcatcher, consist of 14 FOX television affiliates, 12 CW television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 3 MY television affiliates, 2 NBC television affiliates and 2 independent television stations. Our affiliates represent all the major over-the-air networks, and we own or operate local television stations in each of the nation’s top seven markets by population.

The following chart provides additional information regarding our television stations:

Stations	Market	Market Rank(1)	% of U.S. Households	Primary Network Affiliations	Affiliation Expiration
WPIX	New York	1	6.4%	CW	2021
KTLA	Los Angeles	2	4.8%	CW	2021
WGN	Chicago	3	2.9%	IND	N/A
WPHL(2)	Philadelphia	4	2.6%	MY	2020
KDAF	Dallas	5	2.4%	CW	2021
WDCW(3)	Washington	6	2.3%	CW	2021
KIAH	Houston	7	2.2%	CW	2021
KCPQ / KZJO	Seattle	13	1.7%	FOX / MY	2020(4)/2020
WSFL	Miami	16	1.5%	CW	2021
KDVR / KWGN	Denver	17	1.4%	FOX / CW	2020(4)/2021
WJW	Cleveland	19	1.3%	FOX	2020(4)
KTXL	Sacramento	20	1.2%	FOX	2019(4)
KTVI / KPLR	St. Louis	21	1.1%	FOX / CW	2020(4)/2021
KRCW	Portland	22	1.0%	CW	2021
WXIN / WTTV	Indianapolis	28	0.9%	FOX / CBS	2019(4)/2019
KSWB	San Diego	29	0.9%	FOX	2019(4)
KSTU	Salt Lake City	30	0.8%	FOX	2020(4)
WDAF	Kansas City	32	0.8%	FOX	2020(4)
WTIC / WCCT	Hartford	33	0.8%	FOX / CW	2019(4)/2021
WITI(5)	Milwaukee	36	0.8%	FOX	2020(4)
WPMT(6)	Harrisburg	41	0.6%	FOX	2019(4)
WTKR(7) / WGNT(7)	Norfolk	44	0.6%	CBS / CW	2019/2021
KFOR / KAUT	Oklahoma City	45	0.6%	NBC / IND	2019/N/A
WGHP	Greensboro	46	0.6%	FOX	2020(4)
WXMI	Grand Rapids	49	0.6%	FOX	2019(4)
WGNO / WNOL	New Orleans	50	0.6%	ABC / CW	2019/2021
WREG	Memphis	51	0.6%	CBS	2019
WTVR	Richmond	56	0.5%	CBS	2019
WNEP(7)(8)	Wilkes Barre	62	0.4%	ABC	2019
WHO	Des Moines	75	0.3%	NBC	2019
WHNT	Huntsville	79	0.3%	CBS	2019
WQAD	Davenport	98	0.3%	ABC	2019
KFSM / KXNW	Ft. Smith	101	0.2%	CBS / MY	2019/2020

(1) Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Local Television Market Universe Estimates for 2018-2019, as published by Nielsen Media Research.
(2) WPHL is operating on 50 percent of the allocated 6 megahertz of spectrum as a host station pursuant to a channel sharing agreement with Univision Philadelphia LLC, licensee of WUVP-DT.
(3) WDCW is operating on 33 percent of the allocated 6 megahertz of spectrum as a licensed sharee station pursuant to a channel sharing agreement with Unimas D.C., LLC, licensee of WFDC-DT.
(4) These FOX affiliation agreements include an early termination provision that permits FOX, upon notice, to reclaim the affiliation if FOX purchases a station within the corresponding DMA.
(5) WITI is operating on 80 percent of the allocated 6 megahertz of spectrum as a host station pursuant to a channel sharing agreement with VCY America, Inc., licensee of WVCY-TV.
(6) WPMT is operating on 50 percent of the allocated 6 megahertz of spectrum as a licensed sharee station pursuant to a channel sharing agreement with WITF, Inc., licensee of WITF-TV.
(7) Stations owned by Dreamcatcher to which we provide certain services under SSAs.
(8) WNEP is operating on 50 percent of the allocated 6 megahertz of spectrum as a host station pursuant to a Channel Sharing Agreement with Northeastern Pennsylvania Educational Television Association, licensee of WVIA-TV.

Our television and radio stations operate pursuant to licenses granted by the FCC. As of the date of this filing under rules promulgated and enforced by the FCC and except as otherwise noted in the table above, each of our television stations has 6 megahertz of spectrum. Our television and radio operations are broadly regulated by the FCC, subject to ongoing rule changes, and subject to periodic renewal, as discussed further in “—Regulatory Environment” below.
Our television station group’s broadcast programming is received by a majority of the audience via MVPDs, which include cable television systems, direct broadcast satellite providers and wireline providers who pay us to offer our programming to their customers. We refer to such fees paid to us by MVPDs as retransmission revenues.
Programming
We source programming for our 39 Tribune Broadcasting-owned stations from the following sources:

•	News and entertainment programs that are developed and executed by the local television stations;

•	Acquired syndicated programming;

•	Programming received from our network affiliates that is retransmitted by our television stations (primarily prime time and sports programming); and

•	Paid programming.
We produce over 88,000 hours of news annually and many of our newscasts are critically acclaimed.
Acquired syndicated programming, including both television series and movies, are purchased on a group basis for use by our owned stations. Contracts for purchased programming generally cover a period of up to five years, with payments typically made over several years.
For stations with which we have a network affiliation, certain programming is acquired from the affiliated network, including FOX, CW, CBS, NBC and ABC. Network affiliation agreements dictate what programs are aired at specific times of the day, primarily during prime time. Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers. Those parts of the day which do not contain network-provided content are programmed by the stations, primarily with syndicated programs as well as through self-produced news, live local sporting events, and other entertainment programming.
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
Sources of Revenue and Expenses
Tribune Broadcasting
Our television stations derive a majority of their revenue from local and national broadcasting advertising and retransmission revenues. Other sources of revenue include trade revenues and copyright royalties. Trade revenue is the exchange of advertising airtime in lieu of cash payments for equipment, merchandise or services. As discussed in Note 1 to our audited consolidated financial statements, barter revenue is no longer recognized pursuant to new revenue recognition guidance that we adopted in the first quarter of 2018 using the modified retrospective transition method. Copyright royalties represent distributions collected from satellite and cable companies and distributed by the U.S. Copyright Office for programming created by us that was broadcast outside of the local market in which it was intended to air.

We seek to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience. We attract most of our national television advertisers through a retained national marketing representation firm. Our local television advertisers are attracted through the use of a local sales force at each of our television stations. We also derive advertising revenue from our television stations’ websites and mobile applications as well as other entertainment and sports information websites. As consumers continue to turn to online resources for news and entertainment content, we are adapting and expanding our digital presence in each of the local markets where we operate.
Advertising revenues have historically been seasonal, with higher revenues generated in the second and fourth quarters of the year. Political advertising revenues are also historically cyclical, with a significant increase in spending in even numbered election years.
We generate retransmission revenues from MVPDs in exchange for their right to carry our stations in their pay-television services to consumers. Retransmission rates are governed by multi-year agreements negotiated with each MVPD and are generally based on the number of monthly subscribers in each MVPD’s respective coverage area.
Expenses at our Tribune Broadcasting stations primarily consist of compensation and programming costs associated with producing local news and acquiring syndication rights to other content. Programming fees are also paid to our network affiliate partners who typically provide prime time and sports programming to be carried in the local markets in which we operate.
Antenna TV and THIS TV
Antenna TV, which is owned and operated by Tribune Broadcasting, is a digital multicast network airing on television stations across the United States. The network features classic television programs and movies. Local television stations air Antenna TV as a digital multicast channel, often on a .2 or .3 channel depending on the city and the station. Antenna TV is free and available over-the-air using a traditional broadcast television or antenna. In addition, most major cable companies across the United States carry local affiliate feeds of Antenna TV. Currently, the network is available in 132 markets, including markets in which Tribune owns or provides services to a television station. The primary source of revenue is advertising, both at the network level as well as the locally sold advertising for those markets in which we operate.
THIS TV is a digital multicast network airing on certain television stations across the United States. It is owned by Metro-Goldwyn-Mayer Studios, Inc. (“MGM”) and operated by Tribune Broadcasting. The network programming largely consists of movies and limited classic television series. Local television stations air THIS TV as a digital multicast channel often on a .2 or .3 channel, depending on the city and the station. THIS TV is free and available over-the-air using a traditional broadcast television or antenna. In addition, most major cable companies across the United States carry local affiliate feeds of THIS TV. Currently, the network is available in 105 markets, including markets in which Tribune owns or provides services to a television station. Revenue consists of locally sold advertising for those markets in which we operate, a fee from MGM for operating the network as well as profit participation.
WGN America
WGN America is our national, general entertainment cable network. The channel is currently available in more than 75 million households, as estimated by Nielsen Media Research. WGN America is a highly distributed general entertainment cable channel. WGN America programming is delivered by our MVPD partners and consists primarily of syndicated series and movies. Content contracts are typically signed with the major studios and program distributors and cover a period of one to five years, with payment typically made over several years. Our strategy for WGN America includes obtaining rights for off-network syndication. Our syndication programming currently includes popular television series such as Blue Bloods, Cops, Last Man Standing, Married with Children and M*A*S*H.

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
The primary expenses for WGN America are programming costs, syndicated programming and marketing and promotion costs.
Radio Station
We own WGN 720 AM, a radio station based in Chicago, Illinois. WGN 720 AM is a high-powered clear channel AM station, which has the highest protection from interference from other stations, and features talk-radio programs that host local personalities and provide sports play-by-play commentary.
Corporate and Other
The remaining activities that fall outside of our reportable segment consist of the following areas:

•	Management of real estate assets, including revenues from leasing office space and operating facilities, and any gain or loss from sale of real estate; and

•	Costs associated with operating the corporate office functions.
As of December 31, 2018, our real estate holdings comprise 51 real estate assets, representing approximately 1.9 million square feet of office, studio, industrial and other buildings on land totaling approximately 935 acres. We estimate that approximately 1 million square feet and approximately 199 acres are available for full or partial redevelopment consisting of excess land, underutilized buildings, and older facilities located in urban centers. A large percentage of the facilities we own house Tribune Publishing businesses and are subject to operating leases. See “Item 2. Properties” for further information on our real estate holdings.
We intend to continue the monetization of a significant portion of our real estate while continuing to maximize the value of certain real estate assets primarily by employing best practices in the operation and management of our holdings.
Investments
We hold a variety of investments, which include cable and digital assets, as further described in Note 6 to our audited consolidated financial statements. Currently, we derive significant cash flows from our largest equity method investment, a 31% interest in TV Food Network which operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Our partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 69% interest in TV Food Network and operates the networks on behalf of the partnership. Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel caters to avid food lovers by focusing on food information and instructional cooking programming and delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. Cooking Channel is a digital-tier network, available nationally and airs popular off-Food Network programming as well as originally produced programming.

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
Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. Our network affiliated stations rely primarily on the performance of network provided programs and self-produced news to attract viewers. Non-network time periods are programmed by the station primarily with syndicated programs as well as through self-produced news, live local sporting events, paid-programming and other entertainment programming. Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA, the productivity of the sales forces in the DMA and the development of projects, features and programs that tie advertiser messages to programming.
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
Lastly, our Tribune Broadcasting and WGN America businesses also compete with distribution technologies for viewers and for content acquisition, including Subscription Video on Demand (“SVOD”) and Over-the-Top (“OTT”) outlets.
Major competitors include broadcast owners and operators, namely FOX, ABC, CBS and NBC, as well other major broadcast television station owners, including TEGNA, Nexstar, Sinclair and Gray Television as well as other cable networks, including TNT, TBS, USA, FX, and AMC.
Customers and Contracts
No single customer accounted for more than 10% of Television and Entertainment or consolidated operating revenues in 2018, 2017 or 2016.
We are a party to multiple contractual arrangements with several program distributors for their respective programming content. In addition, we have affiliation agreements with our television affiliates, such as FOX, CBS, ABC, NBC and CW.
Intellectual Property
We do not face major barriers to our operations from patents owned by third parties as we view continuous innovation with respect to our technology as being one of our key competitive advantages. We maintain a growing patent and patent application portfolio with respect to our technology, owning, as of December 31, 2018, approximately 144 U.S. and foreign issued patents and approximately 140 pending patent applications in the U.S. and foreign jurisdictions. Generally, the duration of issued patents in the U.S. is 20 years from filing of the earliest patent application to which an issued patent claims priority. We also maintain federal, international, and state trademark registrations and applications that protect, along with common law rights, our brands, certain of which are long-standing and well known, such as WGN, WPIX, and KTLA. Generally, the duration of a trademark registration is perpetual, if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. Further, we maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our viewers and consumers in our markets and across the country. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
Employees
As of December 31, 2018, we employed approximately 5,800 employees (including both full-time and part-time). Approximately 1,300 of our Television and Entertainment employees were represented by labor unions. We have not recently experienced any significant labor problems and consider our overall labor relations to be good.
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
Each television and radio station that we own must be licensed by the FCC. Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of March 1, 2019, we had FCC authorization to operate 39 television stations and one AM radio station. We must also obtain FCC approval prior to the acquisition or disposition of a station, the construction of a new station or modification of the technical facilities of an existing station. Interested parties may petition to deny such applications and the FCC may decline to renew or approve the requested authorization in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will continue to do so in the future.
The FCC’s substantive media ownership rules generally limit or prohibit certain types of multiple or cross ownership arrangements. However, not every interest in a media company is treated as a type of ownership triggering application of the substantive rules. Under the FCC’s “attribution” policies the following relationships and interests generally are cognizable for purposes of the substantive media ownership restrictions: (1) ownership of 5% or more of a media company’s voting stock (except for investment companies, insurance companies and bank trust departments, whose holdings are subject to a 20% voting stock benchmark); (2) officers and directors of a media company and its direct or indirect parent(s); (3) any general partnership or limited liability company manager interest; (4) any limited partnership interest or limited liability company member interest that is not “insulated,” pursuant to FCC-prescribed criteria, from material involvement in the management or operations of the media company; (5) certain same-market time brokerage agreements; (6) certain same-market radio station joint sales agreements; and (7) under the FCC’s “equity/debt plus” standard, otherwise non-attributable equity or debt interests in a media company if the holder’s combined equity and debt interests amount to more than 33% of the “total asset value” of the media company and the holder has certain other interests in another media property in the same market. In an order issued on November 20, 2017 (the “2014 Quadrennial Review Reconsideration Order”), the FCC eliminated the attribution of same-market television station joint sales agreements (“JSAs”). The change became effective on February 7, 2018. A petition for judicial review of the 2014 Quadrennial Review

Reconsideration Order was filed on January 16, 2018 at the U.S. Court of Appeals for the Third Circuit and is pending. On January 25, 2018, the petitioners in that case filed an “Emergency Petition” asking the court to stay the effectiveness of all the FCC rule changes embodied in the 2014 Quadrennial Review Reconsideration Order. In an order issued on February 7, 2018, the court denied the “Emergency Petition” and stayed the petitioners’ underlying appeal of the 2014 Quadrennial Review Reconsideration Order for six months. The procedural stay order has expired by its terms and has not been renewed or extended so the petitioners’ appeal may go forward. We cannot predict the outcome of this proceeding or its effect on our business.
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”), a Company may hold attributable interests in up to two television stations within the same Nielsen Media Research DMA (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top-four-rated station or (iii) where certain waiver criteria are met. In a report and order issued in August 2016 and effective December 1, 2016 (the “2014 Quadrennial Review Order”), the FCC, among other things, adopted a rule applying the “top-four” ownership limitation to “affiliation swaps” within a market, thereby prohibiting transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. Such arrangements existing prior to the rule’s adoption are grandfathered, and the prohibition does not apply to multiple top-four network multicast streams broadcast by a single station. The 2014 Quadrennial Review Reconsideration Order provides for a case-by-case review of the presumption against television combinations involving two top-four ranked stations in a market. The 2014 Quadrennial Review Order and the 2014 Quadrennial Review Reconsideration Order both are subject to pending petitions for judicial review by the Third Circuit. On December 13, 2018, the FCC issued a Notice of Proposed Rulemaking initiating the 2018 Quadrennial Review (the “2018 Quadrennial Review”), which, among other things, seeks comment on all aspects of the Duopoly Rule’s application and implementation, including whether it remains necessary to serve the public interest in the current television marketplace. We cannot predict the outcome of these proceedings, or their effect on our business.
We own duopolies in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly met the top-four test applicable at the time we acquired WTTV(TV)/WTTK(TV) in July 2002, and therefore is permitted under the rules. Our duopoly in the New Haven-Hartford DMA is permitted pursuant to a waiver granted by the FCC on November 16, 2012 in the Memorandum Opinion and Order (the “Exit Order”) granting our applications to assign our broadcast station licenses from the debtors-in-possession to our licensee subsidiaries in connection with the FCC’s approval of the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (subsequently amended and modified, the “Plan”). Our duopoly in the Fort Smith-Fayetteville DMA and our operation of full power “satellite” stations in the Denver and Indianapolis DMAs are permitted pursuant to waivers granted by the FCC in connection with the Local TV Acquisition (the “Local TV Transfer Order”), which was completed on December 27, 2013. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. We filed an Opposition to the Application for Review on February 21, 2014, and Free Press filed a reply on March 6, 2014. The matter is pending and we cannot predict the outcome. All of these combinations are permitted under the Duopoly Rule as revised by the 2014 Quadrennial Review Reconsideration Order, subject to reauthorization of any outstanding waivers in the event of the assignment or transfer of control of any of the affected station licenses.
The FCC’s “National Television Multiple Ownership Rule” prohibits an entity from having attributable interest in television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In a Report and Order issued on September 7, 2016 (the “UHF Discount Repeal Order”), the FCC repealed the UHF Discount but grandfathered existing station combinations, like ours, that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The FCC reinstated the UHF Discount in an Order on Reconsideration adopted on April 20, 2017 (the “UHF Discount Reconsideration Order”). A petition for judicial review of the UHF Discount Reconsideration Order by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed on jurisdictional grounds on July 25, 2018. A petition for review of the UHF Discount Repeal Order by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed as moot on December 19, 2018.

Our current national reach exceeds the 39% cap on an undiscounted basis, but complies with the cap on a discounted basis. On December 18, 2017, the FCC released a Notice of Proposed Rulemaking seeking comment generally on the continuing propriety of a national cap and the Commission’s jurisdiction with respect to the cap. We cannot predict the outcome of these proceedings or their effect on our business.
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
On September 2, 2015, the FCC issued a Notice of Proposed Rulemaking seeking comment on whether the FCC should make changes to its rules that require commercial broadcast television stations and MVPDs negotiate in “good faith” for the retransmission by MVPDs of local television signals. On July 14, 2016, then-Chairman Wheeler announced that the FCC will not adopt additional rules governing parties’ good faith negotiation obligations, however, the FCC has not yet formally terminated the proceeding.
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
FCC rules permit television stations to make an election every three years between either “must-carry” or “retransmission consent” with respect to carriage of their signals on local cable systems and direct broadcast satellite (“DBS”) operators. Cable systems and DBS operators are prohibited from carrying the signal of a station electing retransmission consent until a written carriage agreement is negotiated with that station. On December 19, 2014, the FCC issued a Notice of Proposed Rulemaking that would expand the definition of MVPD under the FCC’s rules to include certain “over-the-top” distributors of video programming that stream content to consumers over the open Internet. The proposal, if adopted, could result in changes both to how our television stations’ signals and WGN America are distributed, and to how viewers access our content. We cannot predict the outcome of the rulemaking proceeding or its effect on our business.

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
Federal legislation enacted in February 2012 authorized the FCC to conduct a voluntary “incentive auction” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion, which amount was increased by $1 billion pursuant to the adoption of an amended version of the Repack Airwaves Yielding Better Access for Users of Modern Services (RAY BAUM’S) Act of 2018 by the U.S. Congress on March 23, 2018. On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and have received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a Dreamcatcher station) as of December 31, 2017. We used $102 million of after-tax proceeds to prepay a portion of the Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. In 2017, we received gross pretax proceeds of $172 million from licenses sold by us in the FCC spectrum auction. We recognized a net pretax gain of $133 million related to the surrender of the spectrum of these television stations in January 2018. In 2017, we also received $84 million of pretax proceeds for sharing arrangements whereby we will provide hosting services to the counterparties. Additionally, we paid $66 million of proceeds in 2017 to counterparties who will host certain of our television stations under sharing arrangements. The proceeds received by us for hosting the counterparties have been recorded in deferred revenue and other long-term obligations and are being amortized to other revenue over a period of 30 years starting with the commencement of each arrangement. The payments to the counterparties have been recorded in prepaid and other long-term assets and will be amortized to direct operating expense over a period of 30 years starting with the commencement of each arrangement.
Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) will be required to change frequencies or otherwise modify their operations as a result of the repacking. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. A majority of our capital expenditures for the FCC spectrum repacking are expected to occur in 2018 and 2019. Through December 31, 2018, we incurred $27 million in capital expenditures for the spectrum repack, of which $24 million were incurred in 2018. We expect that the reimbursements from the FCC’s special fund will cover the majority of our expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repack, the timing of reimbursements or any spectrum-related FCC regulatory action. We received FCC reimbursements of $11 million during the year ended December 31, 2018. The reimbursements are included as a reduction in selling, general and administrative expenses (“SG&A”) and are presented as an investing inflow in the Consolidated Statement of Cash Flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—FCC Spectrum Auction” for additional information related to the repacking.
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
Corporate Information
We are incorporated in Delaware and our corporate offices are located at 515 North State Street, Chicago, Illinois 60654. Our website address is www.tribunemedia.com, and our corporate telephone number is (312) 222-3394. Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, and nominating and corporate governance committees are also available on our website www.tribunemedia.com under the heading “Investors.”
We file electronically with the SEC required reports, including Form 8-K, Form 10-Q and Form 10-K and other forms or reports as required. Certain of our officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. Such materials may be accessed electronically on the SEC’s Internet site (www.sec.gov). We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports in the Investor Relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
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
Risks Related to Our Proposed Merger with Nexstar
The Nexstar Merger is subject to a number of conditions, including conditions that may not be satisfied or completed on a timely basis, if at all.
The consummation of the Nexstar Merger is subject to a number of important closing conditions that make the closing and timing of the Nexstar Merger uncertain. The conditions include, among others, obtaining the approval of our shareholders, obtaining FCC consent to transfers of control and assignments of licenses in connection with the Nexstar Merger (the “FCC Approval”), the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (the “HSR Approval”), and the absence of any order or law of any governmental authority that enjoins or otherwise prohibits the consummation of the Nexstar Merger. Failure to obtain the HSR Approval or the FCC Approval would prevent us from consummating the Nexstar Merger.
Under the Nexstar Merger Agreement, Nexstar and Tribune each agreed, subject to the terms of the Nexstar Merger Agreement, to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to complete the Nexstar Merger and the other transactions contemplated by the Nexstar Merger Agreement as promptly as practicable. Nexstar also agreed, subject to the terms of the Nexstar

Merger Agreement, to use reasonable best efforts to take actions to avoid or eliminate each and every impediment that may be asserted by any governmental authority with respect to the transactions so as to enable the closing to occur as soon as practicable, including making station divestitures and taking approval actions to obtain regulatory approval. In connection with obtaining the HSR Approval and the FCC Approval, Nexstar agreed to divest one or more television stations in certain DMAs. Those DMAs are: (i) Salt Lake City, UT; (ii) Grand Rapids-Kalamazoo-Battle Creek, MI; (iii) Wilkes Barre-Scranton, PA; (iv) Richmond-Petersburg, VA; (v) Des Moines-Ames, IA; (vi) Norfolk-Portsmouth-Newport News, VA; (vii) Fort Smith-Fayetteville-Springdale-Rogers, AR; (viii) Davenport, IA-Rock Island-Moline, IL; (ix) Memphis, TN; (x) Huntsville-Decatur (Florence), AL; (xi) Indianapolis, IN; and (xii) Hartford-New Haven, CT. Nexstar is required to designate one or more Tribune stations or Nexstar stations for divestiture in each DMA. In addition, in the FCC applications filed on January 7, 2019, Nexstar indicated it would also divest a television station in the Harrisburg, PA DMA. Nexstar has also agreed to designate, at its option, certain additional Tribune stations or Nexstar stations for divestiture and to divest such stations in order to comply with the FCC’s National Television Multiple Ownership Rule (47 C.F.R. § 73.3555(e)) (the “FCC National Cap”) as required by the FCC in order to obtain approval of and consummate the transactions.
However, the Nexstar Merger Agreement does not (i) require Nexstar or Tribune or any of their respective subsidiaries to take, or agree to take, any regulatory action, unless such action will be conditioned upon the consummation of the Nexstar Merger and the transaction contemplated by the Nexstar Merger Agreement, or (ii) require Nexstar or any of its subsidiaries to agree or propose to take or consent to the taking of any station divestiture or approval action other than the station divestitures described in the prior paragraph and certain specified approval actions or resulting from the failure, if any, to obtain certain specified waivers, if sought, and such other station divestitures, approval actions or any other actions that would not, individually or in the aggregate, result in a material adverse effect on Nexstar and its subsidiaries (including, after the closing, Tribune and its subsidiaries), taken as a whole, as they would exist after giving effect to the Nexstar Merger and the station divestitures described in the prior paragraph and certain specified approval actions or resulting from the failure, if any, to obtain such waivers.
The applications for FCC Approval were filed on January 7, 2019. On February 14, 2019, the FCC issued a public notice of filing of the applications which set deadlines for petitions to deny the applications, oppositions to petitions to deny and replies to oppositions to petitions to deny.
On February 7, 2019, we received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Nexstar Merger Agreement. The second request was issued under the HSR Act. Nexstar received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Nexstar Merger Agreement. Consummation of the transactions contemplated by the Nexstar Merger Agreement is conditioned on expiration of the waiting period applicable under the HSR Act, among other conditions. Issuance of the second request extends the waiting period under the HSR Act until 30 days after Nexstar and Tribune have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing.
There can be no assurance that the actions Nexstar is required to take under the Nexstar Merger Agreement to obtain the governmental approvals and consents necessary to complete the Nexstar Merger will be sufficient to obtain such approvals and consents or that the divestitures contemplated by the Nexstar Merger Agreement to obtain necessary governmental approvals and consents will be completed. As such, there can be no assurance these approvals and consents will be obtained. Failure to obtain the necessary governmental approvals and consents would prevent the parties from consummating the proposed Nexstar Merger.
Failure to complete the Nexstar Merger in a timely manner, or at all, could negatively impact our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Nexstar Merger will close late in the third quarter of fiscal 2019, but it cannot be certain when or if the conditions for the Nexstar Merger will be satisfied or waived. In particular, the Nexstar Merger cannot be completed, and holders of our Common Stock will not receive the merger consideration, until the conditions to closing are satisfied or waived, including the approval of our shareholders and the receipt of required

FCC and antitrust approvals. The Nexstar Merger Agreement provides that either Nexstar or Tribune may terminate the Nexstar Merger Agreement if the Nexstar Merger is not consummated on or before November 30, 2019, subject to an automatic extension to February 29, 2020 in certain circumstances, if the only outstanding unfulfilled conditions relate to HSR Approval or FCC Approval. In the event that the Nexstar Merger is not completed for any reason, the holders of our Common Stock will not receive any payment for their shares of Common Stock in connection with the Nexstar Merger. Instead, we will remain an independent public company and holders of our Common Stock will continue to own their shares of Common Stock.
Additionally, if the Nexstar Merger is not consummated in a timely manner, or at all, our ongoing business may be adversely affected, including as follows:

•	we may experience negative reactions from financial markets;

•	we may experience negative reactions from employees, customers, suppliers or other third parties;

•	we may be adversely affected by restrictions imposed on our operations under the terms of the Nexstar Merger Agreement;

•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to us; and

•	the costs of pursuing the Nexstar Merger may be higher than anticipated.
If the Nexstar Merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our business, financial condition, results of operations or cash flows.
The proposed Nexstar Merger may cause disruption in our business.
The Nexstar Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Nexstar Merger and restricts us, without Nexstar’s consent, from taking certain specified actions until the Nexstar Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.
In connection with the proposed Nexstar Merger, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Nexstar Merger, which may materially adversely affect our ability to attract and retain key personnel while the Nexstar Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Nexstar Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow and operate our business effectively.
The proposed Nexstar Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Nexstar Merger and the preparation for the integration may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.
We could be subject to litigation related to the Nexstar Merger, which could result in significant costs and expenses. In addition to litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the Nexstar Merger, and many of these fees and costs are payable regardless of whether or not the Nexstar Merger is consummated.

Delays in completing the Nexstar Merger may substantially reduce the expected benefits of the Nexstar Merger.
Satisfying the conditions to, and completion of, the Nexstar Merger may take longer than, and could cost more than, we and Nexstar expect. Any delay in completing or any additional conditions imposed in order to complete the Nexstar Merger may materially adversely affect the synergies and other benefits that we and Nexstar expect to achieve from the Nexstar Merger and the integration of our respective businesses. Further, there can be no assurances that the conditions to the closing of the Nexstar Merger and the other transactions contemplated by the Nexstar Merger Agreement will be satisfied or waived or that the Nexstar Merger will be completed at all. In addition, each of us and Nexstar have the right to terminate the Nexstar Merger Agreement if the Nexstar Merger is not completed by November 30, 2019, subject to an automatic extension to February 29, 2020, if necessary, to obtain regulatory approval under certain circumstances.
The Nexstar Merger Agreement precludes us from pursuing alternatives to the Nexstar Merger.
Under the Nexstar Merger Agreement, we are restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Nexstar Merger. In general, unless and until the Nexstar Merger Agreement is terminated, we are restricted from, among other things, soliciting, initiating, or knowingly facilitating any inquiries, proposals or offers from any person that is or could reasonably be expected to lead to an alternative transaction proposal. Further, even if the Board withdraws or qualifies its recommendation with respect to the Nexstar Merger, we will still be required to submit each of their Nexstar Merger-related proposals to a vote at a special meeting and will be prohibited from submitting any alternative transaction proposal to our stockholders at such special meeting, even if such alternative transaction proposal, if consummated, would result in a transaction that is more favorable to our stockholders, from a financial point of view, than the Nexstar Merger. We have the right to terminate the Nexstar Merger Agreement and enter into an agreement with respect to a “superior proposal” only if specified conditions have been satisfied and a termination fee of $135 million is paid to Nexstar. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Tribune from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Nexstar Merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable.
Risks Related to Our Business
We expect advertising demand to continue to be impacted by economic conditions and fragmentation of the media landscape.
Advertising revenue is our primary source of revenue, representing approximately 66% of our Television and Entertainment revenue in 2018. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates, job creation, programming content and audience share and rates, as well as federal, state and local election cycles, all impact demand for advertising.
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
Seasonal variations in consumer spending cause our quarterly advertising revenue to fluctuate. Second and fourth quarter advertising revenue is typically higher than first and third quarter advertising revenue, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. In addition, due to demand for political advertising spots, we typically experience fluctuations in our revenues between even and odd-numbered years. During elections for various state and national offices, which are primarily in even-numbered years, advertising revenues tend to increase because of political advertising in our markets. Advertising revenues in odd-numbered years tend to be less than in even-numbered years due to the significantly lower level of political advertising in our markets. Even in even-numbered years, levels of political advertising are affected by campaign finance laws and the willingness and ability of political candidates and political action committees to raise and spend funds, and our advertising revenues could vary substantially based on these factors.
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
We depend in part upon retransmission consent and carriage fees from cable, satellite and other MVPDs, which pay those fees in exchange for the right to retransmit our broadcast programming and distribute WGN America. Fees from these retransmission consent and carriage fee agreements represented approximately 32% of our 2018

Television and Entertainment revenues. Since fees under our retransmission consent and carriage fee agreements are typically generated on a per-subscriber basis, if an MVPD with which we have a retransmission consent or carriage fee agreement loses subscribers, we would generate less revenue under such agreement. We have had in the past, and anticipate continuing to have in the future, commercial disputes with MVPDs relating to the terms of our retransmission consent and carriage fee agreements that may result in claims for monetary damages against us, litigation or termination of such agreements. Any such development could materially and adversely affect our business, operating results or financial condition.
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
We are subject to both federal and state income taxes and are regularly audited by federal and state taxing authorities. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves. We analyze our tax positions and reserves on an ongoing basis and make adjustments when warranted based on changes in facts and circumstances. While we believe our tax positions and reserves are reasonable, the resolutions of our tax issues are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities for the transactions contemplated by the agreement, dated August 21, 2009, between us and CEV LLC, and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise owned by us and our subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”).
On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 6 to our audited consolidated financial statements) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through December 31, 2018 would be approximately $81 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through December 31, 2018, we have paid or accrued approximately $80 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. Our Consolidated Balance Sheet as of December 31, 2018, includes a deferred tax liability of $69 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions.
As further described in Note 11 to our audited consolidated financial statements, on August 21, 2018, NEH provided the Call Notice to us that NEH was exercising its right to purchase our 5% membership interest in CEV LLC, and we sold our 5% ownership interest in CEV LLC on January 22, 2019. As a result of the sale, the total remaining deferred tax liability of $69 million will become currently payable in 2019. The sale of our ownership interest in CEV LLC has no impact on our dispute with the IRS.
In addition, we may incur additional tax liabilities in the future as a result of changes in tax laws and regulations or as a result of the implementation of existing tax laws.
We may not be able to access the credit and capital markets at the times and in the amounts needed and on acceptable terms.
From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance, (2) our credit ratings or absence of such ratings, (3) the liquidity of the overall capital markets, including but not limited to potential investors for a prospective financing, (4) the overall state of the economy, and (5) the prospects for our Company and the sectors in which we compete. In addition, the terms of the Nexstar Merger Agreement limit our ability to incur additional indebtedness. There can be no assurance that we will have access to the capital markets on terms acceptable to us.
We may incur significant costs to address contamination issues at sites owned, operated or used by our business.
We may incur costs in connection with the investigation or remediation of contamination at sites currently or formerly owned or operated by us. Historical operations at these sites may have resulted in releases of hazardous materials to soil or groundwater. In addition, we could be required to contribute to cleanup costs at third-party waste disposal facilities at which wastes were disposed. In connection with the Publishing Spin-off, Tribune Publishing agreed to indemnify us for costs related to certain identified contamination issues at sites owned, operated or used by Tribune Publishing. In turn, we agreed to indemnify Tribune Publishing for certain other environmental liabilities. Environmental liabilities, including investigation and remediation obligations, could adversely affect our operating results or financial condition.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. In addition, we are party to various ongoing proceedings relating to the Sinclair Merger. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.
The financial performance of our equity method investments could adversely impact our results of operations.
We have investments in businesses that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Statement of Operations under “Income on equity investments, net,” which contributes to our income from continuing operations before income taxes. In fiscal 2018, our income from equity investments, net was $169 million and we received $172 million in cash distributions from our equity investments. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income and financial condition and liquidity. We do not control the day-to-day operations of our equity method investments, nor have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.

Adverse conditions in the capital markets and/or lower long-term interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our pension costs, placing greater liquidity needs upon our operations.
We maintain four single-employer defined benefit plans, three of which, representing 98% of the total projected benefit obligation, are frozen. These plans were underfunded by $380 million as of December 31, 2018, as measured in accordance with generally accepted accounting standards and using a discount rate of 4.20%.
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
As of December 31, 2018, union employees comprised approximately 23% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our operations. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
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
Goodwill and other intangible assets are a significant component of our consolidated total assets. We annually review for impairment in the fourth quarter of each year. In performing our reviews, we have the option of performing a qualitative assessment to determine whether it is more likely than not that the goodwill has been impaired. If we conclude that it is more-likely-than-not that a reporting unit’s goodwill is impaired, we apply the quantitative assessment. As part of the quantitative assessment, the estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses, are generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect our best estimates, but these items involve inherent uncertainties based on market conditions generally outside of our control. In each of the fourth quarters of 2018 and 2016, as a result of the annual impairment review, we recorded non-cash impairment charges of $3 million related to our other intangible assets. Based on our assessment, no impairments were identified in 2017 (see Note 5 to our audited consolidated financial statements for further information).
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
Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) are required to change frequencies or otherwise modify their operations as a result of the repacking. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. We expect that the reimbursements from the FCC’s special fund will cover the majority of our expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
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
Under the FCC’s Duopoly Rule, we may hold attributable interests in up to two television stations within the same DMA (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top-four-rated station or (iii) where certain waiver criteria are met. In addition, in the 2014 Quadrennial Review Order the FCC, among other things, adopted a rule applying the “top-four” ownership limitation to “affiliation swaps” within a market, thereby prohibiting transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. Such arrangements existing prior to the rule’s adoption are grandfathered, and the prohibition does not apply to multiple top-four network multicast streams broadcast by a single station. The 2014 Quadrennial Review Reconsideration Order provides for case-by-case review of the presumption against television combinations involving two top-four ranked stations in a market. On December 13, 2018, the FCC initiated the 2018 Quadrennial Review, which, among other things, seeks comment on all aspects of the Duopoly Rule’s application and implementation, including whether the rule remains necessary to serve the public interest in the current television marketplace. We cannot predict the outcome of these proceedings, or their effect on our business.
We own duopolies permitted in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top-four test applicable at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. Duopoly Rule waivers granted in connection with the FCC’s approval of the Plan or the Local TV Transfer Order authorize our ownership of duopolies in the Hartford-New Haven and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs. All of these combinations are permitted under the Duopoly Rule as revised by the 2014 Quadrennial Review Reconsideration Order, subject to reauthorization of any outstanding waivers in the event of the assignment or transfer of control of any of the affected station licenses.
The FCC’s “National Television Multiple Ownership Rule” prohibits an entity from having attributable interests in television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount (the “UHF Discount”). In the UHF Discount Repeal Order, the FCC repealed the UHF Discount but grandfathered existing station combinations, like ours, that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The FCC reinstated the UHF Discount in the UHF Discount Reconsideration Order. A petition for judicial review of the UHF Discount Reconsideration Order by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed on jurisdictional grounds on July 25, 2018. A petition for review of the UHF Discount Repeal Order by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed as moot on December 19, 2018.
Our current national reach exceeds the 39% cap on an undiscounted basis, but complies with the cap on a discounted basis. On December 18, 2017, the FCC released a Notice of Proposed Rulemaking seeking comment generally on the continuing propriety of a national cap and the Commission’s jurisdiction with respect to the cap. We cannot predict the outcome of these proceedings or their effect on our business.
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
FCC rules prohibit the broadcast of obscene material at any time and prohibit the broadcast of indecent or profane material between the hours of 6 a.m. and 10 p.m. Several years ago, the FCC stepped up its enforcement activities as they apply to indecency, and has indicated that it would consider initiating license revocation proceedings for “serious” indecency violations. In the past several years, the FCC has found indecent content in a number of cases and has issued fines to the offending licensees. The current maximum permitted fines per station if the violator is determined by the FCC to have broadcast obscene, indecent or profane material are $397,251 per incident and $3.7 million for a continuing violation, and the amount is subject to periodic adjustment for inflation. Fines have been assessed on a station-by-station basis, so that the broadcast of network programming containing allegedly indecent or profane material has resulted in fines levied against each station affiliated with that network which aired the programming containing such material. In June 2012, the U.S. Supreme Court struck down, on due process grounds, FCC Notices of Apparent Liability issued against stations affiliated with the FOX and ABC television networks in connection with their broadcast of “fleeting” or brief broadcasts of expletives or nudity and remanded the case to the FCC for further proceedings consistent with the U.S. Supreme Court’s opinion. In September 2012, the Chairman of the FCC directed FCC staff to commence a review of the FCC’s indecency policies, and to focus indecency enforcement on egregious cases while reducing the backlog of pending broadcast indecency complaints. On April 1, 2013, the FCC issued a public notice seeking comment on whether the FCC should make changes to its current broadcast indecency policies or maintain them as they are. The proceeding to review the FCC’s indecency policies is pending, and we cannot predict the timing or outcome of the proceeding. The determination of whether content is indecent is inherently subjective and therefore it can be difficult to predict whether particular content could violate indecency standards, particularly where programming is live and spontaneous. Violation of the indecency rules could lead to sanctions that may adversely affect our business and results of operations.
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
As of December 31, 2018, we had total indebtedness of approximately $2.926 billion, net of unamortized discount and debt issuance costs of $29 million, and our interest expense for the year ended December 31, 2018 was $169 million. On January 27, 2017, we entered into an amendment to the Company’s Secured Credit Facility (as defined herein). As of December 31, 2018, we also had $338 million of availability under our Revolving Credit Facility (as defined herein), not including $20 million of undrawn letters of credit. We are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness and the Nexstar Merger Agreement. On February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility. During the third quarter of 2017, we used $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay a portion of our Term Loan Facility. Our substantial indebtedness could have important consequences to holders of our Common Stock, including:

•
making it more difficult for us to satisfy our obligations with respect to our $4.073 billion secured credit facility with a syndicate of lenders led by JP Morgan Chase Bank, N.A. (“JP Morgan”) (the “Secured Credit Facility”), consisting of a $3.773 billion term loan facility (the “Term Loan Facility”), of which the outstanding principal as of December 31, 2018 totaled $1.856 billion, and a $338 million revolving credit facility (the “Revolving Credit Facility”), our $1.100 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “Notes”) and our other debt;

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
We and our subsidiaries may incur significant additional indebtedness in the future. Although the Nexstar Merger Agreement, the Secured Credit Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. The terms of the Nexstar Merger Agreement also restrict our ability to incur additional indebtedness, including guarantees, other than intercompany indebtedness and borrowings in the ordinary course consistent with past practice under the Revolving Credit Facility. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility currently provides for commitments of $338 million, which are currently available, except for $20 million of undrawn outstanding letters of credit. Additionally, the indebtedness under the Secured Credit Facility may be increased by an amount equal to the sum of (x) $1.0 billion, (y) the maximum amount that would not cause our net first lien leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the Secured Credit Facility, to exceed 4.50 to 1.00 and (z) the aggregate amount of voluntary prepayments of term loans other than from the proceeds of long-term debt, subject to certain other conditions. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations.

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
These covenants are subject to a number of important exceptions and qualifications. In addition, the restrictive covenants in the Secured Credit Facility require us to maintain a net first lien leverage ratio, which shall only be applicable to the Revolving Credit Facility and will be tested at the end of each fiscal quarter if revolving loans, swingline loans and outstanding unpaid letters of credit (other than undrawn letters of credit and those letters of credit that have been fully cash collateralized) exceed 35% of the amount of revolving commitments. Our ability to satisfy that financial ratio test may be affected by events beyond our control.
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
Borrowings under the Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (to the extent that the London Interbank Offered Rate (“LIBOR”) is in excess of the current 0.75% minimum rate under the Secured Credit Facility), each quarter point change in interest rates would result in a $5 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility, which may be mitigated by interest rate swaps with a notional value of $500 million. As discussed in Note 8 to our audited consolidated financial statements, we are a party to certain interest rate swaps with a notional value of $500 million that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of the variable interest payments related to the Term Loan Facility. While the current expectation is to maintain the interest rate swaps through maturity of the Term Loan Facility, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, in whole or in part, including the settlement of certain causes of action relating to the Leveraged ESOP Transactions consummated by Tribune and the ESOP, EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007, that was embodied in the Plan (see Note 10 to our audited consolidated financial statements for further information).
More specifically, notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the Predecessor’s Exchangeable Subordinated Debentures due 2029 (“PHONES”), and on August 3, 2012 by the Zell Entity, Aurelius Capital Management LP, Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”), successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096 and Deutsche Bank Trust Company Americas, successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively.
As of December 31, 2018, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, the Company’s financial condition may be adversely affected.
Risks Relating to Our Common Stock and the Securities Market
We cannot assure you that we will pay dividends on our Common Stock in the future.
Pursuant to the Nexstar Merger Agreement, during the period before closing of the Nexstar Merger, we are not permitted to declare, set aside or pay any dividend or make any other distribution in respect of our capital stock or other securities, except for payment of quarterly cash dividends not to exceed $0.25 per share and consistent with record and payment dates during the year preceding the Nexstar Merger Agreement.
The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors, subject to the terms and conditions of the Nexstar Merger Agreement, taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our Common Stock may be materially and negatively affected and investors that bought shares of our Common Stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our Common Stock may increase and investors that sold shares of our Common Stock prior to the record date for any such dividend may forego potential gains on their investment.
The market price for our Common Stock may be volatile and the value of your investment could decline.
Many factors could cause the trading price of our Common Stock to rise and fall, including the following:

•	announcements or other developments related to the Nexstar Merger;

•	announcements or other developments related to legal proceedings related to the termination of the Sinclair Merger Agreement;

•	declining operating revenues derived from our core business;

•	variations in quarterly results;

•	availability and cost of programming;

•	announcements regarding dividends;

•	announcements of technological innovations by us or by competitors;

•	introductions of new products or services or new pricing policies by us or by competitors;

•	acquisitions or strategic alliances by us or by competitors;

•	recruitment or departure of key personnel or key groups of personnel;

•	the gain or loss of significant advertisers or other customers;

•	changes in securities analysts’ estimates of our performance or lack of research and reports by industry analysts; and

•	market conditions in the media industry, the industries of our customers, and the economy as a whole.
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

The following table provides details of our properties as of December 31, 2018:

Television and Entertainment Segment	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Office and studio buildings (2)	777,913	78	988,834
Antenna land	—	781	—

Other Real Estate	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Corporate	—	—	77,893
Leased to outside parties (3)	1,013,068	52	—
Vacant (4)	117,000	25	—

(1)	Square feet represent the amount of office, studio or other building space currently utilized.

(2)	Includes leases for properties utilized by businesses outside the United States consisting of approximately 4,195 square feet leased by the Television and Entertainment segment.

(3)
We retained all owned real estate in the Publishing Spin-off transaction and have entered into lease and license agreements with Tribune Publishing for continued use of the applicable facilities. These lease arrangements with Tribune Publishing cover approximately 1 million square feet; Tribune Publishing currently represents our largest third-party tenant.

(4)	Includes 18 acres of undeveloped land that is not currently available for sale or redevelopment.
Included in the above are buildings and land available for redevelopment. These include excess land, underutilized buildings and older facilities located in urban centers. We estimate that 1 million square feet and 199 acres are available for full or partial redevelopment. Specific redevelopment properties include portions of the south parking structure and the surface lot of the Los Angeles Times Building in Los Angeles, CA, and properties located at 700 West Chicago and 777 West Chicago in Chicago, IL. The redevelopment opportunities in Los Angeles, CA are subject to satisfying applicable legal requirements and receiving governmental approvals.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in the consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 10 to our audited consolidated financial statements for further information.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS proposed a $190 million tax and a $38 million accuracy-related penalty. We also would be subject to interest on the tax and penalty due. We disagreed with the IRS’s position and timely filed a protest in response to the IRS’s proposed tax adjustments. In addition, if the IRS prevailed, we also would have been subject to state income taxes, interest and penalties. During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, we recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect the estimated reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, we reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. On September 2, 2015, we sold our 3% interest in Newsday. Through December 31, 2015, we made approximately $136 million of federal and state tax payments through our regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest. The terms of the agreement reached with the IRS appeals office were materially consistent with our reserve at June 30, 2016. In connection with the final agreement, we also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above. During the fourth quarter of 2016, we recorded an additional $1 million of tax expense primarily related to the additional accrual of interest. During the second half of 2016, we paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in our current income tax reserve described above. The remaining state liabilities of $5 million and $4 million are included in the income taxes payable account on our Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, respectively.
On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 6 to our audited consolidated financial statements) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through December 31, 2018 would be approximately $81 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through December 31, 2018, we have paid or accrued approximately $80 million through our regular tax reporting process.
We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our Consolidated Balance Sheet as of December 31, 2018 includes deferred tax liabilities of $69 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our liability for unrecognized tax benefits totaled $21 million at December 31, 2018 and $23 million at December 31, 2017. As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Chicago Cubs Transaction,” on August 21, 2018, NEH provided the Call Notice to us that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement of CEV LLC to purchase our 5% membership interest in CEV LLC. We sold our 5% ownership interest in CEV LLC on January 22, 2019. The sale of our ownership interest in CEV LLC has no impact on our dispute with the IRS.
Starting in July 2018, a series of plaintiffs have filed putative class action lawsuits against us, Tribune Broadcasting Company, Sinclair, and other named and unnamed defendants, including Hearst Television, Inc., Nexstar, TEGNA, Gray Television, Inc. (collectively, the “Defendants”) alleging that the Defendants coordinated their pricing of television advertising, thereby harming a proposed class of all buyers of television advertising time from one or more of the Defendants since at least January 1, 2014. The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations. Currently, twenty-two lawsuits have been filed and consolidated in the Northern District of Illinois. Lead counsel has been appointed, and plaintiffs are expected to file an amended, consolidated complaint. We believe the above lawsuits are without merit and intend to defend them vigorously.
On August 9, 2018, we filed the Complaint in the Chancery Court of the State of Delaware against Sinclair, alleging that Sinclair willfully and materially breached its obligations under the Sinclair Merger Agreement to use its reasonable best efforts to promptly obtain regulatory approval of the Sinclair Merger so as to enable the Sinclair Merger to close as soon as reasonably practicable. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Sinclair Merger Agreement. On August 29, 2018, Sinclair filed an answer to our Complaint and the Counterclaim. The Counterclaim alleges that we materially and willfully breached the Sinclair Merger Agreement by failing to use reasonable best efforts to obtain regulatory approval of the Sinclair Merger. On September 18, 2018, we filed an answer to the Counterclaim. We believe the Counterclaim is without merit and intend to defend it vigorously.
On September 10, 2018, The Arbitrage Event-Driven Fund filed a putative securities class action complaint (the “Securities Complaint”) against us and members of our senior management in the United States District Court for the Northern District of Illinois. The Securities Complaint alleges that Tribune Media Company and its senior management violated Sections 10(b) and 20(a) of the Exchange Act by misrepresenting and omitting material facts concerning Sinclair’s conduct during the Sinclair Merger approval process. On December 18, 2018, the Court appointed The Arbitrage Event-Driven Fund and related entities as Lead Plaintiffs. On January 31, 2019, Lead Plaintiffs and two other named plaintiffs filed an amended complaint (the “Amended Complaint”). The Amended Complaint eliminates the claim under Section 20(a) of the Exchange Act and adds a claim under Section 11 of the Securities Act related to a November 29, 2017 public offering of our Class A Common Stock by Oaktree Tribune, L.P. (“Oaktree”). The Amended Complaint also names certain members of the Board of Directors of Tribune Media Company as defendants. The Amended Complaint also includes claims against Oaktree, Oaktree Capital Management, L.P. and Morgan Stanley & Co, LLC. On February 25, 2019, the court granted the defendants’ motion to set a date of March 29, 2019 for all defendants to respond to the Amended Complaint. The lawsuit is purportedly brought on behalf of purchasers of our Class A Common Stock between November 29, 2017 and July 16, 2018, contemporaneously with Oaktree’s sales in the November 29, 2017 public offering or pursuant or traceable to that offering. Plaintiffs seek damages in an amount to be determined at trial. We believe this lawsuit is without merit and intend to defend it vigorously.
On March 16, 2018, we received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of Federal antitrust law. On November 6, 2018, without conceding any wrongdoing, we agreed to settle the matter. The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information-sharing, does not include any financial penalty. Pursuant to the consent decree, we have agreed that our stations will not exchange certain nonpublic information with other stations operating in the same DMA except in certain cases and to monitor and report on compliance with the decree.
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
 ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders
Since December 5, 2014, our Class A Common Stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “TRCO.” Our Class B Common Stock is quoted on the OTC Bulletin Board (“OTC”) under the symbol “TRBAB.” Each share of the Class B Common Stock is convertible upon request of the holder into one share of Class A Common Stock, provided the holder is in compliance with certain rules, as further described in Note 13 to our audited consolidated financial statements.
The following table presents the high and low bid price for our Class A Common Stock and Class B Common Stock on the NYSE and OTC, as applicable, for the periods indicated:

	Class A Common Stock		Class B Common Stock*
Fiscal Year Ended December 31, 2018	High	Low	High	Low
Quarter ended December 31, 2018	$45.49	$36.66	N/A	N/A
Quarter ended September 30, 2018	$39.01	$31.61	$35.61	$35.61
Quarter ended June 30, 2018	$40.97	$34.81	N/A	N/A
Quarter ended March 31, 2018	$43.71	$39.98	N/A	N/A
Fiscal Year Ended December 31, 2017
Quarter ended December 31, 2017	$42.68	$40.10	$40.61	$40.61
Quarter ended September 30, 2017	$42.39	$39.59	$41.75	$40.21
Quarter ended June 30, 2017	$43.04	$36.18	$42.00	$38.75
Quarter ended March 31, 2017	$40.00	$27.75	N/A	N/A

*
The prices above for Class B Common Stock for all periods are as reported by the OTC and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. No trading data was reported in the first, second and fourth quarters of 2018 as well as the first quarter of 2017.

As of December 31, 2018, we had issued 101,790,837 shares of Class A Common Stock, of which 14,102,185 were held in treasury, and 5,557 shares of Class B Common Stock. We had seven and eight holders of record of Class A Common Stock at December 31, 2018 and December 31, 2017, respectively, and we had one holder of record of Class B Common Stock at both December 31, 2018 and December 31, 2017. Additionally, as of December 31, 2018, 30,551 shares of our Common Stock were subject to outstanding Warrants to purchase our Common Stock (“Warrants”), which are governed by the Warrant Agreement between us, Computershare Inc. and Computershare Trust Company, N.A., dated as of December 31, 2012 (the “Warrant Agreement”). See Note 13 to the audited consolidated financial statements for further information.

Dividends
Our Board declared quarterly cash dividends on our Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
Second quarter	0.25	21,925	0.25	21,816
Third quarter	0.25	21,929	0.25	21,834
Fourth quarter	0.25	21,933	0.25	21,837
Total quarterly cash dividends declared and paid	$1.00	$87,709	$1.00	$87,229
On February 3, 2017, we paid a special cash dividend of $5.77 per share to holders of record of our Common Stock and Warrants at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants.
The actual declaration of any such future dividends and the establishment of the per share amount, record dates, and payment dates for any such future dividends are at the discretion of our Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the indenture governing the Notes, as further described in Note 7 to our audited consolidated financial statements), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held. Under the Nexstar Merger Agreement, we may not pay dividends other than quarterly cash dividends of $0.25 or less per share.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our Class A Common Stock that may be issued upon exercise of options and other rights under our equity incentive plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	2,185,006	$34.84	2,751,680
Equity compensation plans not approved by security holders (2)	1,740,451	37.77	—
Total	3,925,457	$36.54	2,751,680

(1)	Performance share units are assumed to be issued at a maximum payout for all periods, although performance targets for some of them have not been set and no expense is being recognized.

(2)
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

Recent Sales of Unregistered Securities
No Warrants were exercised for Class A Common Stock or for Class B Common Stock during 2018. As further described in Note 13 to our consolidated financial statements, 30,551 Warrants remain outstanding as of December 31, 2018. The Warrants are exercisable at the holder’s option into Class A Common Stock, Class B Common Stock, or a combination thereof, at an exercise price of $0.001 per share or through “cashless exercise,” whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price.
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
Repurchases of Equity Securities
During the year ended December 31, 2018, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program authorized by our Board of Directors on February 24, 2016, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of December 31, 2018, the remaining authorized amount under the current authorization totaled $168 million. The now terminated Sinclair Merger Agreement prohibited, and the Nexstar Merger Agreement prohibits, us from engaging in additional share repurchases.

Performance Graph
The following graph compares the cumulative total return on our Class A Common Stock since it began trading on the NYSE on December 5, 2014 with the cumulative total return of the S&P 500 Index and our peer group index. The graph assumes, in each case, an initial investment of $100 on December 5, 2014, based on the market prices at the end of each fiscal quarter through and including December 31, 2018, and reinvestment of dividends.

TRCO
Peer Group Index
S&P 500
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
Dec 5, 2014
Dec 28, 2014
Dec 31, 2015
Dec 31, 2016
Dec 31, 2017
Dec 31, 2018

Company/ Peer Group Index/Market Index (In Dollars)	December 5, 2014	December 28, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Tribune Media Company (TRCO)	100.0	85.6	54.5	57.9	86.0	94.3
Peer Group Index	100.0	99.2	90.6	100.0	112.4	95.1
S&P 500	100.0	100.7	100.7	112.8	137.4	131.4
Our peer group for 2018 consists of the following companies considered our market competitors, or that have been selected based on the basis of industry: AMC Entertainment Holdings, Inc.; TEGNA; Nexstar; and Sinclair. Prior to 2018, our peer group also included Scripps Networks Interactive, Inc., which was acquired by Discovery on March 6, 2018. Additionally, prior to 2017, our peer group also included Media General, Inc. which was acquired by Nexstar on January 17, 2017, and Rovi Corporation, which was removed from the peer group as a result of the sale of our Digital and Data business to Nielsen on January 31, 2017.
This performance graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated and has been adjusted to reflect the Gracenote Sale and the Publishing Spin-off. The selected historical consolidated financial data as of December 31, 2018 and December 31, 2017, and for each of the three years in the period ended December 31, 2018 have been derived from our audited consolidated financial statements and related notes contained in this Annual Report. The selected historical consolidated financial data as of December 31, 2016, December 31, 2015 and December 28, 2014 and for the years ended December 31, 2015 and December 28, 2014, have been derived from our consolidated financial statements and related notes not included herein. The selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes included in this Annual Report (in thousands, except for per share data).

	As of and for the year ended
	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2015	Dec. 28, 2014
STATEMENT OF OPERATIONS DATA:
Operating Revenues	$2,009,734	$1,848,959	$1,947,930	$1,801,967	$1,780,625
Operating Profit (Loss)(1)	$488,440	$85,653	$408,772	$(299,210)	$273,718
Income (Loss) from Continuing Operations(1)(2)	$412,530	$183,077	$87,040	$(315,337)	$476,619
Earnings (Loss) Per Share from Continuing Operations of Tribune Media Company Attributable to Common Shareholders(3)
Basic	$4.71	$2.06	$0.96	$(3.33)	$4.76
Diluted	$4.67	$2.04	$0.96	$(3.33)	$4.75

Regular dividends declared per common share	$1.00	$1.00	$1.00	$0.75	$—

Special dividends declared per common share	$—	$5.77	$—	$6.73	$—

BALANCE SHEET DATA:
Total Assets	$8,251,391	$8,169,328	$9,401,051	$9,708,863	$11,326,102
Total Non-Current Liabilities	$4,276,501	$4,297,881	$5,304,515	$5,336,341	$5,457,478

(1)
Consolidated operating profit (loss) historical amounts have been adjusted to reflect the adoption of ASU 2017-07, “Compensation - Retirements Benefits (Topic 715),” in the first quarter of 2018, as further described in Note 1 to our audited consolidated financial statements. Consolidated operating profit for the year ended December 31, 2018 includes a gain on sales of spectrum of $133 million. Consolidated operating profit for the years ended December 31, 2018, December 31, 2017, December 31, 2016 and December 28, 2014 includes gains on sales of real estate of $25 million, $29 million, $213 million and $22 million, respectively. Consolidated operating loss for the year ended December 31, 2015 includes impairment charges of $385 million related to other intangible assets and goodwill.

(2)
Consolidated income from continuing operations for the year ended December 31, 2017 includes non-cash pretax impairment charges totaling $181 million to write down our investment in CareerBuilder and a provisional discrete net tax benefit of $256 million, primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21%. In 2018, we recorded an additional income tax benefit of $24 million to the net deferred tax liabilities, adjusting the provisional discrete net tax benefit recorded in the fourth quarter of 2017, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Tax Reform.” Consolidated income from continuing operations for the year ended December 28, 2014 includes a gain on investment transactions of $372 million primarily related to the sale of our ownership interest in Classified Ventures.

(3)	See Note 15 to our audited consolidated financial statements for a description of our computation of basic and diluted earnings per share attributable to the holders of our Common Stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including “Item 1. Business,” “Item 6. Selected Financial Data” and our audited consolidated financial statements for the three years in the period ended December 31, 2018 and notes thereto included in this Annual Report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Annual Report and particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Introduction
The following discussion and analysis compares our and our subsidiaries’ results of operations for the three years in the period ended December 31, 2018. As a result of the Gracenote Sale in 2017 (as further described below), the historical results of operations for the businesses included in the Gracenote Sale are reported as discontinued operations for the years ended December 31, 2017 and December 31, 2016. Accordingly, all references made to financial data in this Annual Report are to Tribune Media Company’s continuing operations, unless specifically noted.
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
As further described in Note 2 to our audited consolidated financial statements, on December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell our equity interest in substantially all of the Digital and Data business as part of the transaction, which was completed on January 31, 2017. Prior to the Gracenote Sale, we reported our operations through the Television and Entertainment and Digital and Data reportable segments. Our Digital and Data segment consisted of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. In accordance with ASU 2014-08, the results of operations of Digital and Data businesses included in the Gracenote Sale are reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and December 31, 2016.
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. As of December 31, 2018, we also held a variety of investments, including an equity method investment in TV Food Network, which provides substantial annual cash distributions, and an investment in CEV LLC, which was sold on January 22, 2019. Prior to the sale of our ownership interest on September 13, 2018, we also held an equity investment in CareerBuilder.
Television and Entertainment is a reportable segment which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America as well as news, entertainment and sports information via our websites and other digital assets. Television and Entertainment includes 42 local television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services (the “SSAs”) with Dreamcatcher; WGN America, a national general entertainment cable network; Antenna TV and THIS TV, national multicast networks; and WGN-AM, a radio station in Chicago. The television stations, including the 3 stations owned by Dreamcatcher (a fully-consolidated VIE), are comprised of 14 FOX television affiliates; 12 CW television affiliates; 6 CBS television affiliates; 3 ABC television affiliates; 3 MY television affiliates; 2 NBC television affiliates; and 2 independent television stations.
In addition, we report and include under Corporate and Other the management of certain of our real estate assets, including revenues from leasing our owned office and production facilities and any gains or losses from the sales of our owned real estate, as well as certain administrative activities associated with operating corporate office functions.
Television and Entertainment represented 99% of our consolidated operating revenues in 2018. Approximately 66% of these revenues came from the sale of advertising spots. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity and the demand for political advertising spots in the United States. Changes in gross domestic product, consumer spending levels, auto sales, political advertising levels, programming content, audience share, and rates all impact demand for advertising on our television stations. Our advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which we operate. Television and Entertainment operating revenues also included retransmission revenues and carriage fees, which represented approximately 24% and 8%, respectively, of Television and Entertainment’s 2018 total operating revenues.
Significant expense categories for Television and Entertainment include compensation expense, programming expense, depreciation expense, amortization expense, primarily resulting from the adoption of fresh-start reporting on the Effective Date (as defined below), and other expenses. Compensation expense represented 36% of Television and Entertainment’s 2018 total operating expenses before the gain on sales of spectrum and is impacted by many factors, including the number of full-time equivalent employees, changes in the design and costs of the various employee benefit plans, the level of pay increases and our actions to reduce staffing levels. Programming expense represented 32% of Television and Entertainment’s 2018 total operating expenses before the gain on sales of spectrum. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Depreciation expense and amortization expense represented 3% and 11% of Television and Entertainment’s 2018 total operating expenses, respectively, before the gain on sales of spectrum. Other expenses represented 18% of Television and Entertainment’s 2018 total operating expenses before the gain on sales of spectrum and are principally for sales and marketing activities, occupancy costs and other station operating expenses.
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
Significant Events
Nexstar Merger Agreement
On November 30, 2018, we entered into the Nexstar Merger Agreement, providing for the acquisition by Nexstar of all of the outstanding shares of our Common Stock, by means of a merger of Nexstar Merger Sub with and into Tribune Media Company, with the Company surviving the Nexstar Merger as a wholly-owned subsidiary of Nexstar.
In the Nexstar Merger, each share of Common Stock issued and outstanding immediately prior to the effective time of the Nexstar Merger (the “Effective Time”) (other than shares held by (i) any Tribune subsidiary, Nexstar or any Nexstar subsidiary or (ii) Tribune shareholders who have not voted in favor of adopting the Nexstar Merger

Agreement and who have demanded and perfected (and not validly withdrawn or waived) their appraisal rights in compliance with Section 262 of the DGCL) will be converted into the right to receive a cash payment of $46.50 in cash (the “base merger consideration”), plus, if the Nexstar Merger closes after August 31, 2019 (the “Adjustment Date”), an additional amount in cash equal to (a) (i) $0.009863 multiplied by (ii) the number of calendar days elapsed after Adjustment Date to and including the date on which the Nexstar Merger closes, minus (b) the amount of any dividends declared by us after the Adjustment Date with a record date prior to the date on which the Nexstar Merger closes, in each case, without interest and less any required withholding taxes (the “additional per share consideration”, and together with the base merger consideration, the “Nexstar Merger Consideration”). The additional per share consideration will not be less than zero.
Each option to purchase shares of Common Stock outstanding as of immediately prior to the Effective Time, whether or not vested or exercisable, will be cancelled and converted into the right to receive, for each share of Common Stock subject to such stock option, a cash payment equal to the excess, if any, of the value of the Nexstar Merger Consideration over the exercise price per share of such stock option, without any interest and subject to all applicable withholding. Any stock option that has an exercise price per share that is greater than or equal to the Nexstar Merger Consideration will be cancelled for no consideration or payment. Each award of restricted stock units outstanding as of immediately prior to the Effective Time, whether or not vested, will immediately vest and be cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Common Stock underlying such restricted stock unit multiplied by the Nexstar Merger Consideration, without any interest and subject to all applicable withholding (the “RSU Consideration”), except that each award of restricted stock units granted to an employee on or after December 1, 2018 (other than restricted stock units required to be granted pursuant to employment agreements or offer letters) (“Annual Tribune RSUs”) that has vested as of the Effective Time of the Nexstar Merger will be cancelled and converted into the right to receive the RSU Consideration and any Annual Tribune RSUs that remain unvested as of the Effective Time of the Nexstar Merger will be cancelled for no consideration or payment. Each award of performance stock units outstanding as of immediately prior to the Effective Time, whether or not vested, will immediately vest (with performance conditions for each open performance period as of the closing date deemed achieved at the applicable “target” level performance for such performance stock units) and be cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Common Stock underlying such performance stock units multiplied by the Nexstar Merger Consideration, without any interest and subject to all applicable withholding. Each outstanding award of deferred stock units outstanding as of immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Common Stock underlying such deferred stock units multiplied by the Nexstar Merger Consideration, without interest and subject to all applicable withholding. Each unexercised warrant to purchase shares of Common Stock outstanding as of immediately prior to the Effective Time will be assumed by Nexstar and converted into a warrant exercisable for the Nexstar Merger Consideration which the shares of Common Stock underlying such warrant would have been entitled to receive upon consummation of the Nexstar Merger and otherwise upon the same terms and conditions of such warrant immediately prior to the Effective Time.
The consummation of the Nexstar Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the adoption of the Nexstar Merger by holders of a majority of our outstanding Common Stock, (ii) the receipt of approval from the FCC and the expiration or termination of the waiting period applicable to the Nexstar Merger under the HSR Act and (iii) the absence of any order or law of any governmental authority that prohibits or makes illegal the consummation of the Nexstar Merger. Our and Nexstar’s respective obligations to consummate the Nexstar Merger are also subject to certain additional customary conditions, including (i) the accuracy of the representations and warranties of the other party (generally subject to a “material adverse effect” standard), (ii) performance by the other party of its covenants in the Nexstar Merger Agreement in all material respects and (iii) with respect to Nexstar’s obligation to consummate the Nexstar Merger, since the date of the Nexstar Merger Agreement, no material adverse effect with respect to Tribune having occurred.

The applications for FCC Approval were filed on January 7, 2019. On February 14, 2019, the FCC issued a public notice of filing of the applications which set deadlines for petitions to deny the applications, oppositions to petitions to deny and replies to oppositions to petitions to deny.
On February 7, 2019, we received a request for additional information and documentary material, often referred to as a “second request,” from the DOJ in connection with the Nexstar Merger Agreement. The second request was issued under the HSR Act. Nexstar received a substantively identical request for additional information and documentary material from the DOJ in connection with the transactions contemplated by the Nexstar Merger Agreement. Consummation of the transactions contemplated by the Nexstar Merger Agreement is conditioned on expiration of the waiting period applicable under the HSR Act, among other conditions. Issuance of the second request extends the waiting period under the HSR Act until 30 days after Nexstar and the Company have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing.
The Nexstar Merger Agreement may be terminated at any time prior to the Effective Time: (i) by mutual written consent of Nexstar and us; (ii) by either Nexstar or us (a) if the Effective Time has not occurred on or before November 30, 2019, provided that (x) if, on the initial end date, any of the conditions to the consummation of the Nexstar Merger related to the HSR Approval or the FCC Approval have not been satisfied, but all other conditions the consummation of the Nexstar Merger have been satisfied or waived or capable of being satisfied, then the end date will be automatically extended to February 29, 2020 and (y) in the event the marketing period for the debt financing for the transaction has commenced but has not completed by the end date, the end date may be extended (or further extended) by Nexstar on one occasion in its sole discretion by providing written notice thereof to us at least one business day prior to the end date until the date that is four business days after the last scheduled expiration date of the marketing period (unless the failure of the Effective Time to occur before the end date was primarily due to such party’s breach of any of its obligations under the Nexstar Merger Agreement), (b) if any governmental authority of competent jurisdiction has issued an order permanently prohibiting the consummation of the Nexstar Merger and such order has become final and non-appealable (unless such order was primarily attributable to such party’s breach of the Nexstar Merger Agreement), or (c) if, after completion of the special meeting (including any adjournment or postponement thereof), our shareholders have not approved the adoption of the Nexstar Merger Agreement; and (iii) either Nexstar or us in certain circumstances, as described in the Nexstar Merger Agreement.
We must pay Nexstar a termination fee of $135 million if Nexstar terminates the Nexstar Merger Agreement due to (a) our board or any committee thereof (i) withdrawing, rescinding, amending, changing, modifying or qualifying, or otherwise proposing publicly to take any of the foregoing actions in a manner adverse to Nexstar, its recommendation that our shareholders adopt the Nexstar Merger Agreement, (ii) failing to make such recommendation in our proxy statement, (iii) adopting, approving or recommending, or otherwise proposing publicly to adopt, approve or recommend, an alternative acquisition proposal, (iv) failing to publicly recommend against an alternative acquisition proposal that has been publicly disclosed within ten business days of Nexstar’s request and failing to reaffirm its recommendation within such period upon such request (provided that such a request may be delivered by Nexstar only once with respect to each alternative acquisition proposal, with the right to make an additional request with respect to each subsequent material amendment or modification thereto), or (v) taking any action to make the provisions of any “fair price,” “moratorium,” “control share acquisition,” “business combination” or other similar anti-takeover statute or regulation inapplicable to any transaction other than the transactions contemplated by the Nexstar Merger Agreement; (b) we or any of our subsidiaries having entered into any agreement, other than an acceptable confidentiality agreement, with respect to an alternative acquisition proposal; or (c) we terminate the Nexstar Merger Agreement due to our board authorizing us to enter into an alternative acquisition agreement.
As further described in the Nexstar Merger Agreement, we must pay Nexstar a termination fee of $135 million (except that the termination fee of $135 million will be reduced by any previously paid amounts relating to the documented, out-of-pocket expenses of Nexstar in an amount not to exceed $15 million) if: (a) we or Nexstar terminate the Nexstar Merger Agreement if the Effective Time has not occurred prior to the end date of November 30, 2019, subject to an automatic extension to February 29, 2020 in certain circumstances if the only outstanding unfulfilled conditions relate to HSR Approval or FCC Approval (and an additional extension, at Nexstar’s election, if the marketing period for the debt financing for the transaction has not ended by the end date); (b) we or Nexstar terminate the Nexstar Merger Agreement if, after completion of the special meeting (including any adjournment or postponement thereof), our shareholders have not approved the adoption of the Nexstar Merger Agreement; or (c) Nexstar terminates the Nexstar Merger Agreement in respect of a willful breach of our covenants or agreements that would give rise to the failure of a closing condition that is incapable of being cured within a specified time period, and, in the case of each of the foregoing clauses, an alternative acquisition proposal has been made to us and publicly announced or otherwise disclosed and has not been withdrawn prior to the termination of the Nexstar Merger Agreement, the date of the special meeting (in the case of a termination for failure to obtain approval of the adoption of the Nexstar Merger Agreement by our shareholders) or the date of the applicable breach giving rise to termination, as applicable, and within twelve months after termination of the Nexstar Merger Agreement, we enter into a definitive agreement with respect to an alternative acquisition proposal (and subsequently consummates such transaction) or consummates a transaction with respect to an alternative acquisition proposal.
We must pay Nexstar the documented, out-of-pocket costs and expenses of Nexstar in an amount not to exceed $15 million if we or Nexstar terminate the Nexstar Merger Agreement because our shareholders do not approve the transaction.
Termination of Sinclair Merger Agreement
On May 8, 2017, we entered into the Sinclair Merger Agreement with Sinclair, providing for the acquisition by Sinclair of all of the outstanding shares of our Common Stock by means of a merger of Samson Merger Sub Inc., a wholly owned subsidiary of Sinclair, with and into Tribune Media Company, with Tribune Media Company surviving the Sinclair Merger as a wholly owned subsidiary of Sinclair.
The consummation of the Sinclair Merger was subject to the satisfaction or waiver of certain important conditions, including, among others: the receipt of approval from the FCC and the expiration or termination of the waiting period applicable to the Sinclair Merger under the HSR Act. Pursuant to the Sinclair Merger Agreement, we had the right to terminate the Sinclair Merger Agreement if Sinclair failed to perform in all material respects its covenants, and such failure was not cured by the end date of August 8, 2018. Additionally, either party could terminate the Sinclair Merger Agreement if the Sinclair Merger was not consummated on or before August 8, 2018 (and the failure for the Sinclair Merger to have been consummated by such date was not primarily due to a breach of the Sinclair Merger Agreement by the party terminating the Sinclair Merger Agreement). On August 9, 2018, we provided notification to Sinclair that we had terminated the Sinclair Merger Agreement, effective immediately, on the basis of Sinclair’s willful and material breaches of its covenants and the expiration of the end date thereunder. Additionally, on August 9, 2018, we filed a complaint in the Delaware Court of Chancery against Sinclair (the “Complaint”), alleging that Sinclair willfully and materially breached its obligations under the Sinclair Merger Agreement to use its reasonable best efforts to promptly obtain regulatory approval of the Sinclair Merger so as to enable the Sinclair Merger to close as soon as reasonably practicable. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Sinclair Merger Agreement. On August 29, 2018, Sinclair filed an answer to our Complaint and a counterclaim (the “Counterclaim”). The Counterclaim alleges that we materially and willfully breached the Sinclair Merger Agreement by failing to use reasonable best efforts to obtain regulatory approval of the Sinclair Merger. On September 18, 2018, we filed an answer to the Counterclaim. We believe the Counterclaim is without merit and intend to defend it vigorously.

On May 8, 2018, we, Sinclair Television Group, Inc. (“Sinclair Television”) and Fox Television Stations, LLC (“Fox”) entered into an asset purchase agreement (the “Fox Purchase Agreement”) to sell the assets of seven network affiliates for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement were: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). In connection with the termination of the Sinclair Merger Agreement on August 9, 2018, we provided notification to Fox that we terminated the Fox Purchase Agreement, effective immediately. Under the terms of the Fox Purchase Agreement, no termination fees were payable by any party.
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Under ASC Topic 740, the effects of Tax Reform are recognized in the period of enactment and as such were recorded in the fourth quarter of 2017. Consistent with the guidance under ASC Topic 740, and subject to Staff Accounting Bulletin (“SAB”) 118, which provides for a measurement period to complete the accounting for certain elements of Tax Reform, we recorded the provisional impact from the enactment of Tax Reform in the fourth quarter of 2017. As a result of Tax Reform, we recorded a provisional discrete net tax benefit of $256 million, primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21%. In 2018, we completed the accounting for income tax effects of Tax Reform and recorded an additional income tax benefit of $24 million to the net deferred tax liabilities, primarily resulting from return to provision adjustments which have the effect of adjusting the provisional discrete net tax benefit recorded in the fourth quarter of 2017. The tax benefit was recorded as the result of new information, including higher than expected pension contributions and new filing positions reported in the Company’s income tax returns as they became due. While we consider the income tax accounting related to Tax Reform to be complete, we continue to evaluate new guidance and tax legislation as it is issued. Tax Reform also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. We do not have any net accumulated E&P in our foreign subsidiaries and therefore are not subject to tax for the year ended December 31, 2017. Further, we have analyzed the effects of new taxes due on certain foreign income, such as global intangible low-taxed income (“GILTI”), base-erosion anti-abuse tax (“BEAT”), foreign-derived intangible income (“FDII”) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018. We have determined that these new provisions are not applicable to us.
Monetization of Real Estate Assets
In the years ended December 31, 2018, December 31, 2017, and December 31, 2016, we sold several properties for net pretax proceeds totaling $59 million, $144 million and $506 million, respectively, and recognized a net pretax gain of $25 million, $29 million and $213 million, respectively. We define net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs. See Note 4 to our audited consolidated financial statements for details on real estate sales for each of the three years in the period ended December 31, 2018.
FCC Spectrum Auction
On April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. We participated in the auction and have received approximately $191 million in pretax proceeds (including $26 million of proceeds received by a Dreamcatcher station) as of December 31, 2017. The proceeds reflect the FCC’s acceptance of one or more bids placed by us or channel share partners of television stations owned or operated by us during the auction to modify and/or surrender spectrum used by certain of such bidder’s television stations. We used $102 million of after-tax proceeds to prepay a portion of our Term Loan Facility. After-tax proceeds of $12.6 million received by a Dreamcatcher station were used to prepay a substantial portion of the Dreamcatcher Credit Facility. FCC licenses with a carrying value of $39 million were included in assets held for sale as of December 31, 2017. In 2017, we received $172 million in gross pretax proceeds for these licenses as part of the FCC spectrum auction, and in the first quarter of 2018, we recognized a net pretax gain of $133 million related to the surrender of the spectrum of these television stations in January 2018. In 2017, we also received $84 million of pretax proceeds for sharing arrangements whereby we will provide hosting services to the counterparties. Additionally, we paid $66 million of proceeds in 2017 to counterparties who will host certain of our television stations under sharing arrangements.
Twenty-two of our television stations (including WTTK, which operates as a satellite station of WTTV) are required to change frequencies or otherwise modify their operations as a result of the repacking, as further described in Note 10 to our audited consolidated financial statements. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The legislation authorizing the incentive auction provides the FCC with a $1.750 billion special fund to reimburse reasonable capital costs and expenses incurred by stations that are reassigned to new channels in the repacking, which amount was increased by $1 billion pursuant to the adoption of an amended version of the Repack Airwaves Yielding Better Access for Users of Modern Services (RAY BAUM’S) Act of 2018 by the U.S. Congress on March 23, 2018. A majority of our capital expenditures for the FCC spectrum repacking occurred in 2018 and are expected to occur in 2019. Through December 31, 2018, we incurred $27 million in capital expenditures for the spectrum repack, of which $24 million were incurred in 2018. We received FCC reimbursements of $11 million during the year ended December 31, 2018. The reimbursements are included as a reduction to SG&A expense in our audited Consolidated Statement of Operations and are presented as an investing inflow in our audited Consolidated Statement of Cash Flows. We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”) the Debtors filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As further defined and described in Note 10 to our audited consolidated financial statements, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012. The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No.08-13141.
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
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, Common Stock and Warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At December 31, 2018, restricted cash and cash equivalents held by us to satisfy the remaining claims obligations was $17 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash and cash equivalents held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 10 to our audited consolidated financial statements for further information regarding the Chapter 11 proceedings.
Chicago Cubs Transactions
As further described in Note 6 to our audited consolidated financial statements, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, NEH owned 95% and we owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2018 would be approximately $81 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. We estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of December 31, 2018, we have paid or accrued approximately $80 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 include a deferred tax liability of $69 million and $96 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
On August 21, 2018, NEH provided the Call Notice to us that NEH was exercising its right to purchase our 5% membership interest in CEV LLC. We sold our 5% ownership interest in CEV LLC on January 22, 2019 and received pretax proceeds of $107.5 million. We expect to recognize a pretax gain of $86 million in the first quarter of 2019. As a result of the sale, the total remaining deferred tax liability of $69 million will become currently payable in 2019. The sale of our ownership interest in CEV LLC has no impact on our dispute with the IRS.
Employee Reductions
We recorded pretax charges, mainly consisting of employee severance costs, associated termination benefits and related expenses totaling $7 million, $5 million and $10 million in 2018, 2017 and 2016, respectively. These charges are included in direct operating expenses or SG&A expense, as appropriate, in our Consolidated Statements of Operations.
The following table summarizes these severance and related charges included in income from continuing operations by business segment (in thousands):

	2018	2017	2016
Television and Entertainment	$7,155	$4,367	$9,228
Corporate and Other	(398)	372	1,178
Total	$6,757	$4,739	$10,406
The accrued liability for severance and related expenses was $7 million and $5 million at December 31, 2018 and December 31, 2017, respectively.

Non-Operating Items
Non-operating items were as follows (in thousands):

	2018	2017	2016
Loss on extinguishments and modification of debt	$—	$(20,487)	$—
(Loss) gain on investment transactions, net	(1,113)	8,131	—
Write-downs of investments	—	(193,494)	—
Other non-operating gain, net	68	71	5,427
Total non-operating (loss) gain, net	$(1,045)	$(205,779)	$5,427
Non-operating items for 2018 included a pretax loss of $5 million from the sale of our remaining ownership interest in CareerBuilder and a pretax gain of $4 million from the sale of one of our other equity investments.
Non-operating items for 2017 included a $20 million pretax loss on the extinguishments and modification of debt. The loss included a write-off of unamortized debt issuance costs of $7 million and an unamortized discount of $2 million as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” (Loss) gain on investment transactions, net included a pretax gain of $5 million from the sale of our Tribune Publishing shares and a pretax gain of $4 million from the partial sale of CareerBuilder. Write-downs of investments included non-cash pretax impairment charges of $193 million to write down our investments in CareerBuilder and Dose Media, LLC (“Dose Media”) and one of our other equity investments (as further described in Note 6 to our audited consolidated financial statements).
Non-operating items for 2016 included a $5 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by us in prior years.
Results of Operations
The following discussion of our annual results of operations only relates to our continuing operations, unless otherwise noted.
As described previously, on December 19, 2016, we entered into the Gracenote SPA with Nielsen to sell our equity interest in substantially all of the Digital and Data business. As a result, the historical results of operations for the businesses included in the Gracenote Sale are reported in discontinued operations for the years ended December 31, 2017 and December 31, 2016. Beginning in the fourth quarter of 2016, the Television and Entertainment reportable segment includes the operations of Covers, a sports betting information website, which was previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The amendments in ASU 2014-09 created Topic 606 and superseded the revenue recognition requirements in Topic 605, “Revenue Recognition.” We adopted the new revenue guidance in the first quarter of 2018 using the modified retrospective transition method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods prior to adoption continue to be presented in accordance with our historical accounting under Topic 605. The only identified impact to our financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized.

For the Three Years in the Period Ended December 31, 2018
CONSOLIDATED
Consolidated operating results for 2018, 2017 and 2016 are shown in the table below (in thousands).

				Change
	2018	2017	2016	18-17	17-16
Operating revenues	$2,009,734	$1,848,959	$1,947,930	+9%	-5%

Operating profit	$488,440	$85,653	$408,772	*	-79%

Income on equity investments, net	$169,335	$137,362	$148,156	+23%	-7%

Income from continuing operations	$412,530	$183,077	$87,040	*	*

Income (loss) from discontinued operations, net of taxes	$—	$14,420	$(72,794)	*	*

Net income attributable to Tribune Media Company	$412,571	$194,119	$14,246	*	*

*	Represents positive or negative change in excess of 100%
Operating Revenues and Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment were as follows (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Operating revenues
Television and Entertainment	$1,998,678	$1,835,423	$1,909,896	+9%	-4%
Corporate and Other	11,056	13,536	38,034	-18%	-64%
Total operating revenues	$2,009,734	$1,848,959	$1,947,930	+9%	-5%
Operating profit (loss)
Television and Entertainment	583,271	196,100	324,837	*	-40%
Corporate and Other	(94,831)	(110,447)	83,935	-14%	*
Total operating profit	$488,440	$85,653	$408,772	*	-79%

*	Represents positive or negative change in excess of 100%
2018 compared to 2017
Consolidated operating revenues increased 9%, or $161 million, in 2018 primarily due to an increase of $163 million in Television and Entertainment revenues driven by higher advertising revenue, retransmission revenues and carriage fees, partially offset by the absence of barter revenue due to the new revenue guidance adopted in 2018. Consolidated operating profit was $488 million in 2018 compared to $86 million in 2017, representing an increase of $403 million. The increase was primarily driven by higher Television and Entertainment operating profit largely due to a net pretax gain of $133 million related to licenses sold in the FCC spectrum auction, an increase in revenue and lower programming expenses as well as a lower Corporate and Other operating loss primarily due to a decrease in compensation, other expenses and depreciation. Programming expenses included a program impairment charge of $28 million for the syndicated program Elementary at WGN America in 2018 compared to a program impairment charge of $80 million in 2017 for the syndicated programs Elementary and Person of Interest at WGN America.

2017 compared to 2016
Consolidated operating revenues decreased 5%, or $99 million, in 2017 primarily due to a decrease of $74 million in Television and Entertainment revenues driven by lower advertising and other revenue, partially offset by higher retransmission revenue and carriage fees. Additionally, Corporate and Other revenues declined by $24 million primarily due to the loss of revenue from real estate properties sold in 2016 and 2017. Consolidated operating profit was $86 million in 2017 compared to $409 million in 2016, representing a decrease of $323 million primarily due to a $185 million decline in gains recorded on the sales of real estate from $213 million in 2016 to $29 million in 2017 and lower Television and Entertainment operating profit. Television and Entertainment operating profit decreased due to lower revenues and higher programming expenses partly resulting from a $43 million increase in program impairment charges. Programming expenses included a program impairment charge of $80 million for the syndicated programs Elementary and Person of Interest at WGN America in 2017 compared to a program impairment charge of $37 million in 2016 for the syndicated program Elementary at WGN America.
Operating Expenses—Consolidated operating expenses were as follows (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Programming	$489,063	$604,068	$515,738	-19%	+17%
Direct operating expenses	401,366	391,770	390,595	+2%	—%
Selling, general and administrative	567,798	573,008	620,422	-1%	-8%
Depreciation	54,206	56,314	58,825	-4%	-4%
Amortization	166,715	166,679	166,664	—%	—%
Gain on sales of spectrum	(133,197)	—	—	*	—%
Gain on sales of real estate, net	(24,657)	(28,533)	(213,086)	-14%	-87%
Total operating expenses	$1,521,294	$1,763,306	$1,539,158	-14%	+15%

*	Represents positive or negative change in excess of 100%
2018 compared to 2017
Programming expenses, which represented 24% of revenues for the year ended December 31, 2018 compared to 33% for the year ended December 31, 2017, decreased 19%, or $115 million, due largely to the $51 million decrease in program impairment charges described above as well as lower amortization of license fees, the absence of barter expense in 2018 and a total of $19 million of additional expense in 2017 related to a shift in programming strategy at WGN America in the second quarter of 2017, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $73 million was primarily attributable to three originals airing in the first half of 2017 (Outsiders, Underground and Salem) versus airing lower cost programming in 2018. Barter expense decreased $28 million as we no longer recognize barter revenue and expense as a result of adopting new revenue guidance in 2018. Network affiliate fees increased by $59 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018, along with other contractual increases.
Direct operating expenses, which represented 20% of revenues in the year ended December 31, 2018 compared to 21% for the year ended December 31, 2017, increased 2%, or $10 million, due mainly to increases in compensation and outside services expense. Compensation expense increased $5 million due to higher direct pay and benefits. Outside services expense increased $4 million primarily due to costs associated with spectrum sharing arrangements and costs for operating websites.
SG&A expenses, which represented 28% of revenues in the year ended December 31, 2018 compared to 31% for the year ended December 31, 2017, decreased 1%, or $5 million, primarily due to lower compensation and other expenses, partially offset by an increase in outside services expense. Compensation expense decreased 1%, or $4 million, due to a $13 million decline at Corporate and Other, partially offset by a $10 million increase at Television & Entertainment. The decline at Corporate and Other was primarily due to the prior year expense of $13 million ($6 million of severance and $7 million of stock-based compensation) related to the resignation of the CEO in the first quarter of 2017. In addition, direct pay and benefits decreased by $1 million and severance decreased by $1 million, offset by a $2 million increase in retention bonuses ($9 million in 2018 compared to $7 million in 2017). Compensation expense increased $10 million at Television & Entertainment due to a $9 million increase in incentive compensation, a $4 million increase in retention bonuses ($5 million in 2018 compared to $1 million in 2017) and a $3 million increase in severance, partially offset by a $6 million decrease in direct pay and benefits and a $1 million decrease in stock-based compensation. Other expenses decreased 2%, or $4 million, as the receipt of $11 million of spectrum repack reimbursements, a $2 million decrease in rent expense and a $1 million decrease in promotion expense were partially offset by a $5 million increase in outside national sales representative commissions, $4 million of costs related to a litigation reserve and a non-cash impairment charge of $3 million related to the impairment of an FCC license at one of our television stations in 2018. Outside services expense increased 2%, or $2 million, driven by higher professional and legal fees.
Gain on sales of real estate, net of $25 million for 2018 related to the sales of our properties in Melville, NY and Hartford, CT, as further described in Note 4 to our audited consolidated financial statements.
Depreciation expense fell 4%, or $2 million, in 2018. Amortization expense remained flat in 2018.
Gain on sales of spectrum of $133 million for 2018 relates to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 10 to our audited consolidated financial statements.
2017 compared to 2016
Programming expenses, which represented 33% of revenues for the year ended December 31, 2017 compared to 26% for the year ended December 31, 2016, increased 17%, or $88 million, due largely to a $43 million increase in program impairment charges and a total of $19 million of expense related to the shift in programming strategy at WGN America in the second quarter of 2017. This included cancellation costs for Outsiders and Underground and the associated accelerated amortization of remaining programming assets for both shows as well as the write-off of certain other capitalized program development projects. The remaining increase was due to higher network affiliate fees of $27 million and $7 million of higher amortization of license fees primarily related to airing higher cost feature presentations on WGN America.
Direct operating expenses, which represented 21% of revenues for the year ended December 31, 2017 compared to 20% for the year ended December 31, 2016, were essentially flat as a $2 million increase in compensation expense at Television and Entertainment was mostly offset by declines in other direct operating expenses.
SG&A expenses, which represented 31% of revenues for year ended December 31, 2017 compared to 32% for the year ended December 31, 2016, decreased 8%, or $47 million, due mainly to lower other expenses and outside services expense. Outside services expense decreased 6%, or $5 million, driven by a $12 million decrease in professional fees primarily related to technology, a $3 million decrease in costs for operating websites and a $3 million decrease in costs associated with real estate sold in 2016, partially offset by a $14 million increase in professional and legal fees primarily associated with the terminated Sinclair Merger. Other expenses decreased 16%, or $39 million, primarily due to a $9 million decline in promotion expense, a $13 million decline in real estate impairment charges, a $5 million decline in outside national sales representative commissions, a $2 million decrease in bad debt write-offs, and a $9 million decrease in real estate taxes and other costs associated with real estate sold in 2016. Additionally, 2016 included non-cash impairment charges of $3 million related to the impairment of FCC licenses at two of our television stations.
Gain on sales of real estate, net of $29 million for 2017 primarily related to the sales of our properties in Costa Mesa, CA and Ft. Lauderdale, FL.

Depreciation expense fell 4%, or $3 million, in 2017. The decrease is primarily due to lower levels of depreciable property. Amortization expense remained flat in 2017.
Income (Loss) From Discontinued Operations, Net of Taxes—The results of discontinued operations for the years ended December 31, 2017 and December 31, 2016 include the operating results of the Digital and Data businesses included in the Gracenote Sale. Income from discontinued operations, net of taxes in 2017 totaled $14 million, including a pretax gain on the sale of $33 million, compared to a loss from discontinued operations, net of taxes in 2016 of $73 million. Interest expense allocated to discontinued operations totaled $1 million and $15 million for 2017 and 2016, respectively. The results of discontinued operations also include transaction costs, including legal and professional fees, incurred by us to complete the Gracenote Sale, of $10 million and $3 million for the years ended December 31, 2017 and December 31, 2016, respectively. See Note 2 to our audited consolidated financial statements for further information.
TELEVISION AND ENTERTAINMENT
Operating Revenues and Profit—Television and Entertainment operating revenues include advertising revenues, retransmission revenues, carriage fees, barter/trade revenues and other revenues. The following table presents Television and Entertainment operating revenues, operating expenses and operating profit (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Operating revenues (1)	$1,998,678	$1,835,423	$1,909,896	+9%	-4%
Operating expenses	1,415,407	1,639,323	1,585,059	-14%	+3%
Operating profit	$583,271	$196,100	$324,837	*	-40%

*	Represents positive or negative change in excess of 100%
(1) Barter revenues are no longer recognized under the new revenue guidance adopted in 2018. For the years ended December 31, 2017 and December 31, 2016, barter revenue totaled $28 million and $30 million, respectively. Prior period amounts have not been adjusted under the modified retrospective method.
2018 compared to 2017
Television and Entertainment operating revenues increased 9%, or $163 million, in 2018 largely due to increases in advertising revenues, retransmission revenues, carriage fees and other revenue partially offset by the absence of barter revenue, as further described below.
Television and Entertainment operating profit increased $387 million to $583 million in 2018 compared to $196 million in 2017. The increase was due primarily to a $163 million increase in operating revenues, a net pretax gain of $133 million in 2018 related to licenses sold in the FCC spectrum auction and a $115 million decrease in programming expenses, partially offset by higher compensation expense and other expense, as further described below.
2017 compared to 2016
Television and Entertainment operating revenues decreased 4%, or $74 million, in 2017 due largely to a decrease in advertising and other revenue, partially offset by an increase in retransmission revenues and carriage fees, as further described below.
Television and Entertainment operating profit decreased $129 million to $196 million in 2017 compared to $325 million in 2016. The decrease was due primarily to a $74 million decline in operating revenues and an $88 million increase in programming expenses, mainly from a $43 million increase in program impairment charges, higher network affiliate fees and additional expense related to the shift in programming strategy at WGN America, partially offset by a $26 million decrease in other expenses and a $6 million decrease in compensation expense, as further described below.

Operating Revenues—Television and Entertainment operating revenues, by classification, were as follows (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Advertising	$1,315,769	$1,225,900	$1,374,571	+7%	-11%
Retransmission revenues	471,632	412,309	334,724	+14%	+23%
Carriage fees	161,214	127,935	121,044	+26%	+6%
Barter/trade	9,092	37,381	39,025	-76%	-4%
Other	40,971	31,898	40,532	+28%	-21%
Total operating revenues	$1,998,678	$1,835,423	$1,909,896	+9%	-4%
2018 compared to 2017
Advertising Revenues—Advertising revenues, net of agency commissions, grew 7%, or $90 million, in 2018 primarily due to a $150 million increase in political advertising revenues that was partially offset by a $62 million decrease in core advertising revenues (comprised of local and national advertising, excluding political and digital). The decrease in core advertising revenue was primarily due to a reduction in inventory available for local and national spots due to political advertising, a decline in television advertising in certain of our markets, a decrease in revenues associated with airing the Super Bowl on 2 NBC-affiliated stations in 2018 compared to 14 FOX-affiliated stations in 2017 and the 2018 Winter Olympics, which negatively impacted the non-NBC affiliated stations’ advertising revenues. Political advertising revenues, which are a component of total advertising revenues, were $172 million for the fiscal year ended December 31, 2018 compared to $22 million for the fiscal year ended December 31, 2017, as 2018 was an election year.
Retransmission Revenues—Retransmission revenues increased 14%, or $59 million, in 2018 primarily due to a $74 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.
Carriage Fees—Carriage fees increased 26%, or $33 million, in 2018 primarily due to higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues decreased 76%, or $28 million, in 2018 as barter revenues are no longer recognized under the new revenue guidance adopted in 2018. We recognized $28 million of barter revenue in 2017.
Other Revenues—Other revenues are primarily derived from profit sharing, revenue on syndicated content and copyright royalties. Other revenues increased 28%, or $9 million, in 2018 mainly due to a $4 million increase in copyright royalties, $3 million of revenue for the broadcast of third party digital multicast network programming and $3 million of deferred revenue recognized related to spectrum sharing arrangements.
2017 compared to 2016
Advertising Revenues—Advertising revenues, net of agency commissions, decreased 11%, or $149 million, in 2017 primarily due to a $115 million decrease in political advertising revenues and a $36 million decrease in core advertising revenues (comprised of local and national advertising, excluding political and digital), partially offset by a $2 million increase in digital revenues. The decrease in core advertising revenue was primarily due to a decline in market revenues, partially offset by an increase in revenues associated with airing the Super Bowl on 14 FOX-affiliated stations in 2017 compared to 6 CBS-affiliated stations in 2016. Political advertising revenues, which are a component of total advertising revenues, were $22 million for the fiscal year ended December 31, 2017 compared to $137 million for the fiscal year ended December 31, 2016 as 2016 was a presidential election year.

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
Operating Expenses—Television and Entertainment operating expenses for 2018, 2017 and 2016 were as follows (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Compensation	$558,733	$544,494	$550,256	+3%	-1%
Programming	489,063	604,068	515,738	-19%	+17%
Depreciation	44,766	42,713	45,083	+5%	-5%
Amortization	166,715	166,679	166,664	—%	—%
Other	289,327	281,369	307,318	+3%	-8%
Gain on sales of spectrum	(133,197)	—	—	*	—%
Total operating expenses	$1,415,407	$1,639,323	$1,585,059	-14%	+3%

*	Represents positive or negative change in excess of 100%
2018 compared to 2017
Television and Entertainment operating expenses decreased 14%, or $224 million, in 2018 largely due to a net pretax gain of $133 million in 2018 related to licenses sold in the FCC spectrum auction and a $115 million decline in programming expense, partially offset by increases in compensation expense and other expense, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 3%, or $14 million, in 2018 due to a $4 million increase in retention bonuses ($5 million in 2018 compared to $1 million in 2017), a $9 million increase in incentive compensation and a $3 million increase in severance expense, partially offset by decreases in direct pay and benefits and stock-based compensation.
Programming Expense—Programming expense decreased 19%, or $115 million, in 2018 due primarily to the decrease of $51 million in program impairment charges described above as well as lower amortization of license fees, the absence of barter expense in 2018 and the $19 million of additional expense in 2017 related to the shift in programming strategy at WGN America, partially offset by higher network affiliate fees. The decrease in amortization of license fees of $73 million was primarily attributable to three originals airing in the first half of 2017 (Outsiders, Underground and Salem) versus airing lower cost programming in 2018. Barter expense decreased $28 million as we no longer recognize barter revenue and expense as a result of adopting new revenue guidance in 2018. Network affiliate fees increased by $59 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018, along with other contractual increases.

Depreciation and Amortization Expense—Depreciation expense increased 5%, or $2 million, in 2018. Amortization expense remained flat in 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 3%, or $8 million, in 2018. The increase was due primarily to a $5 million increase in outside national sales representative commissions, a $6 million increase in outside services expense driven by increases in costs associated with spectrum sharing arrangements and costs for operating websites, $4 million of costs related to a litigation reserve and a non-cash impairment charge of $3 million related to the impairment of an FCC license at one of our television stations in 2018. The increase was partially offset by $11 million of spectrum repack reimbursements.
Gain on Sales of Spectrum—In 2018, we recorded a net pretax gain of $133 million related to the licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 10 to our audited consolidated financial statements.
2017 compared to 2016
Television and Entertainment operating expenses increased 3%, or $54 million, in 2017 largely due to higher programming expense, partially offset by lower other expenses and a decline in compensation expense, as further described below.
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
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 8%, or $26 million, in 2017. The decrease was due primarily to a $9 million decline in promotion expense, a $5 million decline in outside national sales commissions, a $3 million decrease due to impairment charges recorded in 2016 associated with one real estate property, a $3 million decrease in outside services primarily related to professional fees and costs for operating websites, a $2 million decrease in bad debt write-offs and 2016 included impairment charges of $3 million related to the impairment of FCC licenses at two of our television stations.

CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating revenues and expenses for 2018, 2017 and 2016 were as follows (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Real estate revenues	$11,056	$13,536	$38,034	-18%	-64%

Operating Expenses:
Real estate (1)	$10,335	$11,564	$34,111	-11%	-66%
Corporate (2)	120,209	140,635	133,071	-15%	+6%
Gain on sales of real estate	(24,657)	(28,216)	(213,083)	-13%	-87%
Total operating expenses	$105,887	$123,983	$(45,901)	-15%	*

*	Represents positive or negative change in excess of 100%

(1)	Real estate operating expenses included $1 million, $2 million and $2 million of depreciation expense in 2018, 2017 and 2016, respectively.

(2)	Corporate operating expenses included $8 million, $12 million and $11 million of depreciation expense in 2018, 2017 and 2016, respectively.
2018 compared to 2017
Real Estate Revenues—Real estate revenues decreased 18%, or $2 million, in 2018 primarily due to the loss of revenue from real estate properties sold during 2017 and 2018.
Real Estate Expenses—Real estate operating expenses decreased 11%, or $1 million, in 2018 primarily resulting from the absence of impairment charges in 2018 compared to $2 million of impairment charges recorded in 2017 associated with certain real estate properties.
Corporate Expenses—Corporate expenses decreased 15%, or $20 million, in 2018 primarily due to lower compensation expense, other expenses and depreciation. Compensation expense decreased $13 million as the prior year included $13 million of expense ($6 million of severance and $7 million of stock-based compensation expense) related to the resignation of the CEO in the first quarter of 2017. In addition, direct pay and benefits decreased by $1 million and severance decreased by $1 million, offset by a $2 million increase in retention bonuses ($9 million in 2018 compared to $6 million in 2017). Additionally, depreciation expense decreased by $3 million and other expense decreased by $4 million largely due to a decline in rent expense.
Gain on Sales of Real Estate—In 2018, we recorded net pretax gains of $25 million related to the sales of our real estate properties in Melville, NY and Hartford, CT, as further described in Note 4 to our audited consolidated financial statements.
2017 compared to 2016
Real Estate Revenues—Real estate revenues decreased 64%, or $24 million, in 2017 primarily due to the loss of revenue from real estate properties sold during 2016 and 2017.
Real Estate Expenses—Real estate operating expenses decreased 66%, or $23 million, in 2017 primarily resulting from a $12 million decrease in real estate taxes and other costs associated with real estate sold in 2016 as well as a $9 million reduction of impairment charges associated with certain real estate properties from $12 million in 2016 to $2 million in 2017.

Corporate Expenses—Corporate expenses increased 6%, or $8 million, in 2017 primarily due to a $5 million increase in compensation expense as a result of $6 million of severance expense related to the resignation of the CEO in the first quarter of 2017, a $5 million increase in transaction related bonuses, and a $2 million increase in outside services, partially offset by a $4 million decrease in equity compensation and a $2 million decrease in other compensation. The $2 million increase in outside services was driven by a $14 million increase in professional and legal fees primarily associated with the Sinclair Merger Agreement that was terminated on August 9, 2018, partially offset by a $12 million decrease in professional fees primarily related to technology.
Gain on Sales of Real Estate—In 2017, we recorded net pretax gains of $28 million primarily related to the sales of our real estate properties in Costa Mesa, CA and Ft. Lauderdale, FL, as further described in Note 4 to our audited consolidated financial statements.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net from continuing operations was as follows (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Income from equity investments, net, before amortization of basis difference	$219,210	$190,864	$202,758	+15%	-6%
Amortization of basis difference (1)	(49,875)	(53,502)	(54,602)	-7%	-2%
Income from equity investments, net	$169,335	$137,362	$148,156	+23%	-7%

(1)	See Note 6 to our audited consolidated financial statements for the discussion of the amortization of basis difference.

Income on equity investments, net increased 23%, or $32 million, in 2018 due to higher equity income from TV Food Network and CareerBuilder. The increase in the equity income of TV Food Network was due to higher reported net income. The increase in the equity income of CareerBuilder was largely due to the absence of non-recurring transaction expenses incurred by CareerBuilder in 2017 related to the CareerBuilder sale on July 31, 2017, as further described in Note 6 to our audited consolidated financial statements, along with recognizing our share of the gain on the sale of one of CareerBuilder’s business operations on May 14, 2018, and a $3 million decline in amortization of basis difference as a result of the write-down of our investment in CareerBuilder in 2017, which eliminated the remaining basis difference for that investment. We sold our remaining ownership interest in CareerBuilder on September 13, 2018 and received pretax proceeds of $11 million, as further described in Note 6 to our audited consolidated financial statements. We recognized a pretax loss of $5 million on the sale of our ownership interest in CareerBuilder, which is included in the (loss) gain on investment transactions, net in our Consolidated Statements of Operations.
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

Cash distributions from our equity method investments were as follows (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Cash distributions from equity investments (1)	$171,591	$201,892	$170,527	-15%	+18%

(1)
Certain distributions received from CareerBuilder in 2017 exceeded the Company’s share of CareerBuilder’s cumulative earnings. As a result, the Company determined that these distributions were a return of investment and, therefore, presented such distributions totaling $4 million as an investing activity in the Company’s Consolidated Statements of Cash Flows for 2017.

Cash distributions from our equity method investments totaled $172 million, $202 million and $171 million in 2018, 2017 and 2016, respectively. Cash distributions in the year ended December 31, 2018 included $6 million of distributions from CareerBuilder, of which $5 million related to a distribution of proceeds from the sale of one of its business operations in 2018. Cash distributions in the year ended December 31, 2017 included a $16 million distribution of excess cash from CareerBuilder prior to the closing of the CareerBuilder sale.
TV Food Network cash distributions declined in 2018 due to lower required distributions to cover our taxes on our share of partnership income based on the reduction in tax rates from Tax Reform. This only impacts the timing of distributions and does not impact total expected excess cash distributions from TV Food Network related to 2018 operations.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE (BENEFIT)
Interest and dividend income, interest expense and income tax expense (benefit) from continuing operations were as follows (in thousands):

				Change
	2018	2017	2016	18-17	17-16
Interest and dividend income	$12,224	$3,149	$1,226	*	*

Interest expense (1)	$169,033	$159,387	$152,719	+6%	+4%

Income tax expense (benefit) (2)	$113,130	$(301,373)	$347,202	*	*

*	Represents positive or negative change in excess of 100%

(1)
Interest expense excludes $1 million and $15 million in 2017 and 2016, respectively, related to discontinued operations. On February 1, 2017, we used $400 million of the proceeds from the Gracenote Sale to prepay a portion of our Term Loan Facility and the interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $400 million prepayment to the total outstanding borrowings under the Term Loan Facility.

(2)	Income tax expense (benefit) excludes $13 million and $54 million of expense in 2017 and 2016, respectively, related to discontinued operations.
Interest and Dividend Income—Interest and dividend income from continuing operations was $12 million in 2018, $3 million in 2017 and $1 million in 2016. The increase of $9 million in 2018 was primarily due to higher interest income earned on our average outstanding balance of cash and cash equivalents during 2018.
Interest Expense—Interest expense from continuing operations was $169 million in 2018, $159 million in 2017 and $153 million in 2016 from our borrowing under the Secured Credit Facility and our borrowing under the Notes. Interest expense in 2018, 2017 and 2016 includes amortized debt issue costs of $6 million, $7 million and $10 million, respectively, and amortization of original issue discounts of $1 million in each year.

Income Tax Expense (Benefit)—In 2018, we recorded income tax expense related to continuing operations of $113 million. The effective tax rate on pretax income from continuing operations was 21.5% in 2018. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), other non-deductible expenses, a $24 million discrete income tax benefit primarily resulting from return to provision adjustments which have the effect of adjusting the provisional discrete net tax benefit recorded due to Tax Reform, as defined and described in Note 11 to our audited consolidated financial statements, partially offset by a $1 million charge primarily due to a decrease in our net state deferred tax assets as a result of a change in our state effective income tax rate. Excluding the impact of Tax Reform and net favorable adjustments, the effective tax rate on pretax income was 26.1%.
In 2017, we recorded an income tax benefit related to continuing operations of $301 million. The effective tax rate on pretax loss from continuing operations was 254.8% in 2017. This rate differs from the U.S. federal statutory rate of 35% at the time primarily due to a $256 million provisional discrete net tax benefit due to Tax Reform as further described in Note 11 to our audited consolidated financial statements, state income taxes (net of federal benefit), a benefit of $7 million due to a decrease to our net state deferred tax liabilities as a result of a change in our state effective income tax rate, the domestic production activities deduction, and other non-deductible expenses. Excluding the impact of Tax Reform and net favorable adjustments, the effective tax rate on pretax income was 33.1%.
In 2016, we recorded income tax expense related to continuing operations of $347 million. The effective tax rate on pretax income from continuing operations was 80.0% in 2016. This rate differs from the U.S. federal statutory rate of 35% at the time primarily due to state income taxes (net of federal benefit), a $103 million charge related to the settlement of the Newsday dispute, a related $88 million charge to adjust our deferred taxes (as further described in Note 11 to our audited consolidated financial statements), the domestic production activities deduction, other non-deductible expenses, a $12 million benefit related to the resolution of certain federal and state income tax matters and other adjustments, a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation and a $3 million benefit resulting from a change in the Company’s state tax rates. Excluding the Newsday settlement impact and net favorable adjustments, the effective tax rate on pretax income was 38.5%.
Although we believe our estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
Liquidity and Capital Resources
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We intend to continue to maximize the monetization of our real estate portfolio to take advantage of robust market conditions although there can be no assurance that any such divestitures can be completed in a timely manner, on favorable terms or at all. The Nexstar Merger Agreement for the proposed Nexstar Merger places certain limitations on our use of cash, including our application of cash to repurchase shares of our Common Stock, our ability to declare any dividends other than quarterly cash dividends of $0.25 or less per share, our ability to make certain capital expenditures (except pursuant to our capital expenditures budget), and our ability to pursue significant business acquisitions.
For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets. The Nexstar Merger Agreement for the proposed Nexstar Merger places certain limitations on the amount of debt we can incur.
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
Sources and Uses
For the Three Years in the Period Ended December 31, 2018
The table below details the total operating, investing and financing activity cash flows for each of the three years in the period ended December 31, 2018 (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net cash provided by operating activities	$469,205	$222,585	$284,165
Net cash provided by investing activities	10,974	953,034	402,040
Net cash used in financing activities	(91,782)	(1,095,566)	(358,735)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$388,397	$80,053	$327,470
Operating activities
Net cash provided by operating activities was $469 million in 2018, up $247 million from $223 million in 2017. The increase was primarily due to higher cash flows from operating results and lower cash paid for income taxes, partially offset by 2018 pension contributions and lower distributions from our equity investments. Cash paid for income taxes, net of income tax refunds, decreased by $116 million to $66 million in 2018, from $183 million in 2017. Distributions from equity investments decreased by $27 million to $172 million in 2018 from $198 million in 2017 primarily due to timing of TV Food Network distributions related to Tax Reform, as further described above.
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
Investing activities
Net cash provided by investing activities totaled $11 million in 2018. Our capital expenditures totaled $76 million in 2018 and included $24 million related to the FCC spectrum repacking project. In 2018, we received net proceeds of $59 million primarily related to the sales of real estate, $15 million from the sales of investments and $11 million of repack reimbursements from the FCC.
Net cash provided by investing activities totaled $953 million in 2017. Our capital expenditures totaled $67 million in 2017. In 2017, we received $554 million from the Gracenote Sale, $172 million related to gross proceeds from the sale of certain FCC licenses in the FCC spectrum auction, $148 million related to the sales of investments and $144 million primarily related to the sales of real estate. We made investments of $5 million in 2017, primarily consisting of a capital contribution to New Cubs LLC.

Net cash used in investing activities totaled $402 million in 2016. Our capital expenditures totaled $100 million in 2016. We had investments of $6 million and we received net proceeds of approximately $508 million from the sales of our real estate and other assets (see Note 4 to our audited consolidated financial statements for further information).
Financing activities
Net cash used in financing activities was $92 million in 2018. During 2018, we paid quarterly cash dividends of $88 million and paid $6 million of tax withholdings related to net share settlements of share-based awards.
Net cash used in financing activities was $1.096 billion in 2017. During 2017, we repaid $704 million of borrowings under our Term Loan Facility and the Dreamcatcher Credit Facility, which included using $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term B Loans in the first quarter of 2017 and using $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans in the third quarter of 2017. Additionally, we used $203 million of long-term borrowings of Term C Loans to repay $184 million of Term B Loans, with the remainder used to pay fees associated with the amendment to the Secured Credit Facility (the “2017 Amendment”). We paid dividends of $586 million consisting of quarterly cash dividends of $87 million and the special cash dividend of $499 million.
Net cash used in financing activities was $359 million in 2016. During 2016, we paid regular quarterly cash dividends of $90 million. In 2016, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $232 million (see Note 13 to our audited consolidated financial statements for further information).
Debt and Capital Structure
Our debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,268 and $1,900	$188,357	$187,725
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance cost of $18,305 and $21,783	1,647,587	1,644,109
5.875% Senior Notes due 2022, net of debt issuance costs of $9,861 and $12,649	1,090,139	1,087,351
Total debt	$2,926,083	$2,919,185
Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we, as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of the $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, all our domestic subsidiaries, other than certain excluded subsidiaries (the “Guarantors”) and JPMorgan, as administrative agent, entered into an amendment (the “2015 Amendment”) to the Secured Credit Facility. Prior to the 2015 Amendment and the Prepayment (as defined below), $3.479 billion of term loans (the “Former Term Loans”) were outstanding under the Secured Credit Facility. Pursuant to the 2015 Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the new tranche of term loans (the “Converted Term B Loans”) in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion (the “New Term B Loans” and, together with the Converted Term B Loans, the “Term B Loans”). The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes (as defined below), together with cash on hand, to prepay (the “Prepayment”) $1.100 billion of Term B Loans. After giving effect to the 2015 Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. See Note 7 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At December 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $20 million of standby letters of credit outstanding primarily in support of our workers’ compensation insurance programs.
On January 27, 2017, we, certain of our subsidiaries, as guarantors (the “Subsidiary Guarantors”), JPMorgan, as administrative agent and certain extending lenders, entered into the 2017 Amendment pursuant to which we converted term loans outstanding immediately prior to the closing of the 2017 Amendment (the “Existing Term Loans”) into a new tranche of term loans in an aggregate amount of approximately $1.761 billion (the “Term C Loans”) and extended the maturity date of the Term C Loans. Under the Secured Credit Facility, the Term C Loans bear interest, at our election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Under the Revolving Credit Facility, the loans made pursuant to a new tranche of revolving commitments (the “New Initial Revolving Credit Commitment”) bear interest initially, at the Company’s election, at a rate per annum equal to either (i) the sum of Adjusted LIBOR, subject to a minimum rate of zero, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%.
The Term C Loans and the New Initial Revolving Credit Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty. The financial covenant is the same as in the existing credit agreement, except such covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase). The other terms of the Term C Loans and the New Initial Revolving Credit Loans are also generally the same as the terms of the Existing Term Loans and the revolving loans outstanding immediately prior to the closing of the 2017 Amendment (the “Existing Revolving Loans”). A portion of each of the Existing Term Loans and the Existing Revolving Loans remained in place following the 2017 Amendment and each will mature on its respective existing maturity date.
On January 27, 2017, immediately following effectiveness of the 2017 Amendment, we increased the amount of commitments under our Revolving Credit Facility from $300 million to $420 million (the “Revolving Credit Facility Increase”). In accordance with the 2017 Amendment, on December 27, 2018, the amount of commitments under the Revolving Credit Facility was reduced to $338 million.
As further described in Note 2 to our audited consolidated financial statements for the fiscal year ended December 31, 2018, on February 1, 2017, we used $400 million of proceeds from the Gracenote Sale to prepay a portion of our Term B Loans. Subsequent to this payment, the quarterly installments related to the remaining principal amount of Term B Loans are no longer due. During the third quarter of 2017, we used $102 million of after-tax proceeds received from our participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans. Subsequent to these payments, our quarterly installments related to the remaining principal amount of the Term C Loans are not due until the third quarter of 2022. See Note 10 to our audited consolidated financial statements for additional information regarding our participation in the FCC’s incentive auction.
As a result of the 2017 Amendment and the Term Loan Facility prepayments, we recorded charges of $20 million on the extinguishments and modification of debt in our Consolidated Statements of Operations for the year ended December 31, 2017.
Under the Nexstar Merger Agreement, we may not incur debt, other than pursuant to our Revolving Credit Facility.
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
Dreamcatcher Credit Facility—We and the Guarantors guaranteed the obligations of Dreamcatcher under its Dreamcatcher Credit Facility. See Note 7 to our audited consolidated financial statements for a description of the Dreamcatcher Credit Facility. During the third quarter of 2017, we used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility as any proceeds received by Dreamcatcher as a result of the FCC spectrum auction were required to first be used to repay the Dreamcatcher Credit Facility. The debt extinguishment charge recorded in 2017 associated with this prepayment was immaterial. We made the final payment to pay off the Dreamcatcher Credit Facility in full in September 2017.
Capital Structure
As of the Effective Date, we issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. In addition, on the Effective Date, we entered into the Warrant Agreement, pursuant to which we issued 16,789,972 Warrants. As permitted under the Plan, we adopted a new equity incentive plan for the purpose of granting awards to our directors, officers and employees and the directors, officers and employees of our subsidiaries (see Note 13 and Note 14 to our audited consolidated financial statements for further information related to our capital structure and equity incentive plan, respectively). At December 31, 2018, the following amounts were issued: 101,790,837 shares of Class A Common Stock, of which 14,102,185 were held in treasury, 5,557 shares of Class B Common Stock and 30,551 Warrants.
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
Pursuant to the terms of the Plan, we are also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. At December 31, 2018, restricted cash and cash equivalents held by the Company to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations.

Contractual Obligations
The table below includes future payments required for long-term debt, contractual agreements for broadcast rights recorded in the Consolidated Balance Sheet, future minimum lease payments to be made under certain non-cancellable operating leases, and expected future payments under our multi-year talent and employment contracts related to our Television and Entertainment operations as well as certain other purchase obligations as of December 31, 2018 (in thousands):

	Required or Expected Payments by Fiscal Year
	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt (1)	$2,955,517	$—	$189,625	$1,123,341	$1,642,551
Interest on long-term debt (1)(2)	745,277	167,187	323,834	247,303	6,953
Broadcast rights contracts payable	465,962	232,687	212,397	20,878	—
Minimum operating lease payments	221,336	33,042	53,531	42,802	91,961
Talent and employment contracts (3)	127,059	64,084	59,582	3,357	36
Programming not yet available for broadcast	602,810	323,531	167,245	88,510	23,524
Other purchase obligations (4)	120,160	78,959	28,896	9,889	2,416
Total (5)	$5,238,121	$899,490	$1,035,110	$1,536,080	$1,767,441

(1)
As of December 31, 2018, we have $1.666 billion of Term C Loans outstanding. The Term C Loans maturity date is the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time), as further described in Note 7 to our audited consolidated financial statements. For purposes of the above table, Term C Loans are deemed to mature in 2024.

(2)
Interest payments on long-term debt include the impact of our hedging program with respect to $500 million of Term C Loans, as further described in Note 7 to our audited consolidated financial statements.

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

(5)
The above table does not include $21 million of liabilities as of December 31, 2018 associated with our uncertain tax positions as we cannot reliably estimate the timing of the future cash outflows related to these liabilities. See Note 11 to our audited consolidated financial statements.

We have funding obligations with respect to our company-sponsored pension and other postretirement plans and our participation in multiemployer defined benefit pension plans which are not included in the tables above. See Note 12 to our audited consolidated financial statements for further information regarding our funding obligations for these benefit plans.
Repurchases of Equity Securities
On February 24, 2016, the Board authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. During 2016, we repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. We did not repurchase any shares of Common Stock during 2017 and 2018 due to restrictions contained in the now terminated Sinclair Merger Agreement. The Nexstar Merger Agreement prohibits us from engaging in additional share repurchases.

Cash Dividends
The Board declared quarterly cash dividends on our Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
Second quarter	0.25	21,925	0.25	21,816
Third quarter	0.25	21,929	0.25	21,834
Fourth quarter	0.25	21,933	0.25	21,837
Total quarterly cash dividends declared and paid	$1.00	$87,709	$1.00	$87,229
On February 3, 2017, we paid a special cash dividend of $5.77 per share to holders of record of our Common Stock at the close of business on January 13, 2017. The total aggregate payment on February 3, 2017 totaled $499 million, including the payment to holders of Warrants.
On February 21, 2019, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on March 25, 2019 to holders of record of Common Stock and Warrants as of March 11, 2019.
The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are at the discretion of the Board and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture, as further described in Note 7 to our audited consolidated financial statements), restrictions imposed by applicable law, general business conditions and other factors that the Board may deem relevant. Under the Nexstar Merger Agreement, we may not pay dividends other than quarterly cash dividends of $0.25 or less per share. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of the Company’s Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held. See Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Off-Balance Sheet Arrangements
Off-balance sheet arrangements as defined by the SEC include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. Except as described in the following paragraph, we have not entered into any material arrangements which would fall under any of these four categories and would be reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.
Concurrent with the closing of the Chicago Cubs Transactions as discussed and defined in Note 6 to our audited consolidated financial statements, we executed guarantees of collection of certain debt facilities entered into by New Cubs LLC in 2009. As of December 31, 2017, the guarantees were capped at $699 million plus unpaid interest. In the first quarter of 2018, New Cubs LLC refinanced a portion of the debt which was guaranteed by the Company and the Company ceased being a guarantor of the refinanced debt. As of December 31, 2018, the remaining guarantees were capped at $249 million plus unpaid interest. On August 21, 2018, NEH provided the Call Notice to us that NEH was exercising its right to purchase our 5% membership interest in CEV LLC. We sold our 5% ownership interest in CEV LLC on January 22, 2019, as previously described. Concurrently with the sale, the Company ceased being a guarantor of all debt facilities held by New Cubs LLC.

Capital Spending
Our capital expenditures, including expenditures by the Gracenote Companies prior to the Gracenote Sale, totaled $76 million in 2018, $67 million in 2017 and $100 million in 2016.
Major capital projects during 2018 included investments at Television and Entertainment for FCC spectrum repacking, news gathering equipment, studio and newsroom upgrades as well as production equipment, news vehicles, computers and buildings, including the build-out of a new office/studio for our radio station in Chicago. In 2018, capital spending associated with the FCC spectrum repacking totaled $24 million. Corporate and Other investments primarily consisted of the continued build-out of our Corporate office in Chicago and real estate improvements.
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
The Company currently expects capital spending to be $79 million in 2019, which represents a $3 million increase over 2018. Major projects for 2019 include continued capital spending related to several stations that are required to change frequencies due to the FCC spectrum repacking as well as certain new transmitters, newsroom upgrades and a new facility for one of our stations. We expect to spend approximately $23 million on capital expenditures for the FCC spectrum repacking in 2019, which would represent the majority of our total remaining expected capital expenditures associated with the FCC spectrum repacking. We expect that reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.

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
Our critical accounting policies and estimates relate to revenue recognition, broadcast rights, goodwill and other indefinite-lived intangible assets, impairment review of long-lived assets, income taxes and pension and other postretirement benefits. Management continually evaluates the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. In addition, there are other items within the consolidated financial statements that require the application of accounting policies and estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our consolidated financial statements.
Revenue Recognition—We recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue sources for the Television and Entertainment segment include advertising revenues, retransmission revenues, carriage fees revenue, barter/trade revenues and other revenues. We adopted the new revenue guidance in the first quarter of 2018 using the modified retrospective transition method applied to those contracts which were not completed as of December 31, 2017. The only identified impact to our financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized. Results for reporting periods prior to adoption continue to be presented in accordance with our historical accounting under Topic 605. If accounted for under Topic 605, barter revenue and expense would have been $28 million for fiscal year 2018. For fiscal years 2017 and 2016, barter revenue was $28 million and $30 million, respectively. In addition to the operating revenues included in the Television and Entertainment segment, our consolidated operating revenues include other revenue in Corporate and Other which consists of real estate revenues.
Advertising Revenues—We generate revenue by delivering advertising on our broadcast television, cable, radio and digital platforms. Certain of our advertising contracts have guarantees whereby the customer is guaranteed a certain level of audience viewership referred to as impressions. Contracts are typically fixed price, short term in nature and revenue is recognized over time as the advertisements are aired or the impressions are delivered. If the guaranteed impressions are not achieved through the airing of the initially agreed upon advertisements, we will continue to air advertisements for the customer until the guaranteed impressions are achieved. For these advertising contracts with guaranteed impressions, we recognize revenue based on the proportion of the cumulative impressions achieved for the advertisements delivered in relation to the total guaranteed impressions. Under the advertising contracts, we are entitled to payment as advertisements are aired, and the time between invoice and payment is not significant. We also trade advertising for products or services. Revenue recognized under trade arrangements is valued at the estimated fair value of the products or services received and recognized as the related advertisements are aired. We utilize the practical expedients provided in the guidance and do not disclose the value of unsatisfied performance obligations for advertising contracts with an original expected duration of one year or less and for contracts for which we recognize revenue at the amounts to which we have the right to invoice for services performed.
Retransmission Revenues and Carriage Fees—We enter into agreements with MVPDs which allow the MVPDs to retransmit our television stations’ broadcast programming and/or carry our cable channel. Typically, the agreements are multi-year and generally consist of a fixed price per subscriber as well as contractually agreed annual increases. The agreements are considered functional licenses of intellectual property resulting in us recognizing revenue at the point-in-time the broadcast signal is delivered to the MVPDs. The typical time between our performance and customer payment is not significant. As the agreements with MVPDs are considered licenses of intellectual property, we apply the sales/usage based royalty exception in Topic 606 and do not disclose the value of unsatisfied performance obligations for the agreements.
Deferred Revenues—We record deferred revenue when cash payments are received or due in advance of our performance. For advertising, the performance primarily involves the delivery of advertisements and/or impressions to our customers. For the spectrum sharing arrangements where we are acting as the host, the upfront payments received from our channel-sharing customers in 2017 have been deferred and are being recognized over a 30-year term.
Contract Costs—In accordance with Topic 606, incremental costs to obtain a contract are capitalized and amortized over the contract term if the cost are expected to be recoverable. We do not capitalize incremental costs to obtain a contract where the contract duration is expected to be one year or less. As of December 31, 2018, we do not have any costs capitalized.
Arrangements with Multiple Performance Obligations—Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers.
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
As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, we recognized impairment charges at WGN America of $28 million for the syndicated program Elementary in 2018, $80 million for the syndicated programs Person of Interest and Elementary in 2017 and $37 million for the syndicated program Elementary in 2016. We had commitments to acquire up to four additional seasons of Elementary in future periods; however, the show was cancelled in 2018 with the final season to be aired in 2019, which we are obligated to purchase. An additional impairment may be required when this season becomes available to air if estimates of future revenues for this program have not improved. At December 31, 2018 and December 31, 2017, we had broadcast rights assets of $194 million and $263 million, respectively.
Goodwill and Other Indefinite-Lived Intangible Assets—We review goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. On January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350).” We adopted the standard on a prospective basis, effective in the first quarter of 2017. The standard simplifies the subsequent measure of goodwill by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, companies recognize an impairment charge for the amount the carrying value exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the total goodwill allocated to that reporting unit. Goodwill and other intangibles not subject to amortization totaled $3.981 billion and $3.984 billion at December 31, 2018 and December 31, 2017, respectively.
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
As of the fourth quarter of 2018 and 2017, we conducted our annual impairment test in accordance with ASC Topic 350. In performing our annual assessment, we have the option of performing a qualitative assessment to determine if it is more likely than not that a reporting unit has been impaired. As part of the qualitative assessment of our reporting units, we evaluate the impact of factors that are specific to the reporting units as well as industry and macroeconomic factors. The reporting unit specific factors include a comparison of the current year results to prior year, current year budget and the budget for next fiscal year. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments, the changes to the reporting units’ carrying value since the last impairment test and the change in the overall enterprise value of the Company compared to the prior year.
If we conclude that it is more likely than not that a reporting unit is impaired or if we elect not to perform the optional qualitative assessment, we will perform a quantitative assessment. The quantitative assessment tests for potential impairment by comparing the fair value of each reporting unit with the reporting unit’s carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, an impairment is recorded as the difference between the fair value of the reporting unit and the carrying value. In performing the quantitative assessment, the fair value of a reporting units is determined with consideration of both the income and market valuation approaches. Under the income approach, the fair value is based on projected future discounted cash flows, which requires management’s assumptions of projected revenues and related growth rates, operating margins, discount rates and terminal growth rates. Under the market valuation approach, the fair value is based on market multiples and consideration of market valuations of comparable companies.
During our 2018 annual goodwill impairment test, we performed a qualitative assessment of the television and cable reporting units (reporting units within the Television and Entertainment reportable segment) which, at December 31, 2018, had goodwill balances of $2.505 billion and $723 million, respectively. Based on the qualitative assessment, we concluded that there were no impairments for either reporting unit. The conclusion was supported by the overall and budgeted financial performance, the current carrying values after considering the headroom from the last quantitative analysis of 16% and 23%, for the television and cable reporting units, respectively, the overall increase of the Company’s enterprise value and other industry and macroeconomic factors.
No goodwill impairment charges were recorded in 2017 or 2016.
The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses and a trade name, are evaluated qualitatively or generally calculated based on projected future discounted cash flow analyses. The determination of estimated fair values of goodwill and other indefinite-lived intangible assets requires many judgments, assumptions and estimates of several critical factors, including projected revenues and related growth rates, projected operating margins and cash flows, estimated income tax rates, capital expenditures, market multiples and discount rates, as well as specific economic factors such as market share for broadcasting and royalty rates for the trade name intangible. For our FCC licenses, significant assumptions also include start-up operating costs for an independent station, initial capital investments and market revenue forecasts. Fair value estimates for each of our indefinite-lived intangible assets are inherently sensitive to changes in these estimates, particularly with respect to the FCC licenses. Adverse changes in expected operating results and/or unfavorable changes in other economic factors could result in additional non-cash impairment charges in the future under ASC Topic 350.
In the fourth quarter of 2018, we recorded a non-cash pretax impairment charge of $3 million related to one FCC license in connection with our annual impairment review under ASC Topic 350. See Note 5 to our audited consolidated financial statements for further information. No impairment charges were recorded in 2017 for either FCC licenses or the trade name. In the fourth quarter of 2016, we recorded a non-cash pretax impairment charge of $3 million related to two of our FCC licenses in connection with our annual impairment review under ASC Topic 350. See Note 5 to our audited consolidated financial statements for further information.
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
There were no impairment charges for long-lived assets recorded for the year ended December 31, 2018. For the years ended December 31, 2017 and December 31, 2016, we recorded charges totaling $2 million and $15 million, respectively, to write down certain real estate properties to their estimated fair value, less the expected selling costs. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in additional non-cash impairment charges in the future under ASC Topic 360.
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
ASC Topic 740 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 11 to our audited consolidated financial statements for further discussion.
Our effective tax rate and income tax expense could vary from estimated amounts due to future impacts of various items, including changes in tax laws, tax planning as well as forecasted financial results. Management believes current estimates are reasonable, however, actual results can differ from these estimates.
Tax Reform significantly changed how the U.S. taxes corporations. Tax Reform requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of Tax Reform and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of Tax Reform will be applied or otherwise administered that is different from our interpretation. As we completed our analysis of Tax Reform, collected and prepared necessary data, and interpreted additional guidance, in 2018, we recorded an additional income tax benefit of $24 million to our net deferred tax liabilities, adjusting the provisional discrete net tax benefit of $256 million recorded in the fourth quarter of 2017.
Pension and Other Postretirement Benefits—Retirement benefits are provided to employees through defined benefit pension plans sponsored either by us or by unions. Under our company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is our policy to fund the minimum for our company-sponsored pension plans as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Contributions made to union-sponsored plans are based upon collective bargaining agreements. We also provide certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is our policy to fund postretirement benefits as claims are incurred. Accounting for pension and other postretirement benefits requires the use of several assumptions and estimates. Actual experience or changes to these assumptions and other estimates could have a significant impact on our consolidated results of operations and financial position. See Note 12 to our audited consolidated financial statements for a summary of all of the key assumptions related to pension and other postretirement benefits as well as a description of our defined benefit pension and postretirement plans as well as additional disclosures.
We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in our Consolidated Balance Sheets and recognize changes in that funded status in the year in which changes occur through comprehensive income (loss).
We utilize the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for our benefit obligations. As of December 31, 2018, a 0.5% decrease in our discount rate assumptions of 3.55% for our pension plans and 3.10% for our other postretirement plans would result in a $4 million increase in our 2018 net pension income and a $0.02 million increase in our 2018 other postretirement benefit income.
We used a multi-pronged approach to determine our 6.40% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. As of December 31, 2018, a 0.5% decrease in our long-term rate of return assumption would result in an $8 million decrease in our 2018 net pension income. Our pension plan assets earned a return of (6.5)% in 2018 and 14.6% in 2017. The asset returns are net of administrative expenses.
Our pension actuarial valuation also incorporates other factors such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to, among other things, longer or shorter life spans of plan participants. Differences in these assumptions could significantly impact the actual amount of net periodic benefit cost and pension liability recorded by us.
For purposes of measuring postretirement health care costs for 2018, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2018, we assumed a 6.7% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2018, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$7	$(7)
Projected benefit obligation	$189	$(174)
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates of our variable rate debt, which, as of December 31, 2018 and December 31, 2017, primarily consisted of the borrowings under the Term Loan Facility. At both December 31, 2018 and December 31, 2017, we had $1.856 billion aggregate principal amounts outstanding under our Term Loan Facility. The Term Loan Facility bears interest, at our election, at a rate per annum equal to either Adjusted LIBOR, subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. See Note 7 to our audited consolidated financial statements for further information on the Term Loan Facility and its terms. Based on the amounts outstanding under the Term Loan Facility as of December 31, 2018 and December 31, 2017, adding 1% to the applicable interest rate under the Term Loan Facility would result in an increase of approximately $19 million in our annual interest expense in each period, which may be mitigated by interest rate swaps with a notional value of $500 million, as described below. See Note 8 to our audited consolidated financial statements for further information regarding the fair value of our long-term debt.
As discussed in Note 8 to our audited consolidated financial statements, we are a party to certain interest rate swaps with a notional value of $500 million that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of the variable rate interest payments related to the Term Loan Facility. While the current expectation is to maintain the interest rate swaps through maturity of the Term Loan Facility, due to risks for hedging gains and losses, cash settlement costs or changes to our capital structure, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are located beginning on page F-1 of this report and within Exhibit 99.1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon management’s evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors and executive officers will be contained in our 2019 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2019 Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
The information required by this item with respect to corporate governance matters will be contained in our 2019 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
We have adopted a Code of Ethics and Business Conduct, to which all directors, officers and employees of the Company are subject, and a Code of Ethics for CEO and Senior Financial Officers, to which certain members of management are subject. We also have made these documents available on our website at http://investors.tribunemedia.com/corporate-governance.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our 2019 Proxy Statement under the captions “Director Compensation for Fiscal Year 2018,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2019 Proxy Statement under the caption ‘‘Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our 2019 Proxy Statement under the captions “Related Party Transactions” and “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our 2019 Proxy Statement under the caption ‘‘Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.
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

2.5
Agreement and Plan of Merger, dated as of November 30, 2018, by and among Tribune Media Company, Nexstar Media Group, Inc. and Titan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Tribune Media Company, filed December 4, 2018).

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

10.14§	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.15§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.16§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.17
Amendment No. 2 to the Credit Agreement, dated January 27, 2017, between Tribune Media Company, the Guarantors party thereto, JPMorgan Chase Bank N.A. and the lenders thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Tribune Media Company, filed January 30, 2017).

10.18§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Chandler Bigelow (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.19§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Edward Lazarus (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.20§	Form of Supplemental Performance Share Unit Agreement (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.21§	Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Tribune Media Company, filed May 17, 2016).

10.22§
2016 Tribune Media Company Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Tribune Media Company, filed May 17, 2016).

Exhibit No.	Description
10.23§
Form of Stock Option Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.24§
Form of Restricted Stock Unit Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.25§
Form of Performance Stock Unit Agreement under the Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.26§
Employment Agreement, dated as of July 18, 2016, between Tribune Media Company and Lawrence Wert (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 9, 2016).

10.27§
Employment Letter Agreement, dated March 6, 2017, between Tribune Media Company and Peter M. Kern (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed May 10, 2017).

10.28§	Form of Tribune Media Company Director Indemnification Agreement (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed on May 10, 2017).

10.29§
Amended and Restated Employment Agreement, dated as of April 27, 2017, between Tribune Media Company and Chandler Bigelow (incorporated by reference to Exhibit 10.40 to the Quarter Report on Form 10-Q of Tribune Media Company, filed on August 9, 2017).

10.30§
Amended and Restated Employment Agreement, dated as of April 27, 2017, between Tribune Media Company and Edward Lazarus (incorporated by reference to Exhibit 10.41 to the Quarter Report on Form 10-Q of Tribune Media Company, filed on August 9, 2017).

10.31§
Offer of Employment, dated June 9, 2017 between Tribune Media Company and Gavin Harvey (incorporated by reference to Exhibit 10.39 to the Quarter Report on Form 10-Q of Tribune Media Company, filed on May 10, 2018).

10.32
Asset Purchase Agreement among Sinclair Television Group, Inc., Tribune Media Company and Fox Television Stations, LLC, dated May 8, 2018 (incorporated by reference to Exhibit 10.40 to the Quarter Report on Form 10-Q of Tribune Media Company, filed on August 9, 2018).

10.33§
Employment Agreement, dated as of June 20, 2018, between Tribune Media Company and Gavin Harvey (incorporated by reference to Exhibit 10.41 to the Quarter Report on Form 10-Q of Tribune Media Company, filed on August 9, 2018).

10.34§s	Tribune Media Company Executive Incentive Plan, effective as of October 19, 2018.

10.35§s	Employment Agreement, dated as of November 30, 2018, between Tribune Media Company and Chandler Bigelow.

10.36§s	Employment Agreement, dated as of December 3, 2018, between Tribune Media Company and Lawrence Wert.

10.37§s	Consulting Agreement, dated as of November 30, 2018, between Tribune Media Company and Edward Lazarus.

21.1s	Subsidiaries of the Registrant

23.1s	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2s	Consent of PricewaterhouseCoopers LLP (regarding Television Food Network, G.P.)

23.3s	Consent of Deloitte & Touche LLP (regarding Television Food Network, G.P.)

Exhibit No.	Description
31.1s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1s	Section 1350 Certification

32.2s	Section 1350 Certification

99.1s	Television Food Network, G.P. Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§	Constitutes a compensatory plan or arrangement.

s	Filed herein
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2019.

TRIBUNE MEDIA COMPANY

By:	/s/ Peter M. Kern
Name:	Peter M. Kern
Title:	Chief Executive Officer, Director
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter M. Kern	Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2019
Peter M. Kern

/s/ Chandler Bigelow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Chandler Bigelow

/s/ Brian F. Litman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
Brian F. Litman

/s/ Craig A. Jacobson	Director	March 1, 2019
Craig A. Jacobson

/s/ Ross Levinsohn	Director	March 1, 2019
Ross Levinsohn

/s/ Peter E. Murphy	Director	March 1, 2019
Peter E. Murphy

/s/ Laura R. Walker	Director	March 1, 2019
Laura R. Walker

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tribune Media Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tribune Media Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We did not audit the financial statements of Television Food Network, G.P. (“TV Food Network”), an approximate 31 percent-owned equity investment of the Company, as of and for the year ended December 31, 2017, which is reflected in the consolidated financial statements of the Company as an equity method investment of $379 million as of December 31, 2017 (such amount is prior to adjustments recorded by the Company for the application of fresh-start reporting, net of amortization of basis difference, of $855 million as of December 31, 2017), and equity income of $191 million and $172 million (such amounts are prior to the amortization of basis difference of $50 million and $50 million) for each of the two years in the period ended December 31, 2017. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for TV Food Network, prior to the adjustments for the application of fresh-start reporting and the amortization of basis differences, is based solely on the report of the other auditors. We audited the adjustments necessary to reflect fresh-start reporting and the amortization of basis differences in the Company’s consolidated financial statements.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers and the manner in which it accounts for net periodic benefit costs as related to pension expenses in 2018.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 1, 2019

We have served as the Company’s auditor since at least 1916. We have not been able to determine the specific year we began serving as auditor of the Company.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands of dollars, except for per share data)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operating Revenues
Television and Entertainment
Advertising	$1,315,769	$1,225,900	$1,374,571
Retransmission revenue and carriage fees	632,846	540,244	455,768
Other	50,063	69,279	79,557
Total	1,998,678	1,835,423	1,909,896
Other	11,056	13,536	38,034
Total operating revenues	2,009,734	1,848,959	1,947,930
Operating Expenses
Programming	489,063	604,068	515,738
Direct operating expenses	401,366	391,770	390,595
Selling, general and administrative	567,798	573,008	620,422
Depreciation	54,206	56,314	58,825
Amortization	166,715	166,679	166,664
Gain on sales of spectrum	(133,197)	—	—
Gain on sales of real estate, net	(24,657)	(28,533)	(213,086)
Total operating expenses	1,521,294	1,763,306	1,539,158
Operating Profit	488,440	85,653	408,772
Income on equity investments, net	169,335	137,362	148,156
Interest and dividend income	12,224	3,149	1,226
Interest expense	(169,033)	(159,387)	(152,719)
Pension and other postretirement periodic benefit credit, net	28,139	22,815	24,802
Loss on extinguishments and modification of debt	—	(20,487)	—
(Loss) gain on investment transactions, net	(1,113)	8,131	—
Write-downs of investments	—	(193,494)	—
Other non-operating gain, net	68	71	5,427
Reorganization items, net	(2,400)	(2,109)	(1,422)
Income (Loss) from Continuing Operations Before Income Taxes	525,660	(118,296)	434,242
Income tax expense (benefit)	113,130	(301,373)	347,202
Income from Continuing Operations	412,530	183,077	87,040
Income (Loss) from Discontinued Operations, net of taxes (Note 2)	—	14,420	(72,794)
Net Income	$412,530	$197,497	$14,246
Net loss (income) from continuing operations attributable to noncontrolling interests	41	(3,378)	—
Net Income attributable to Tribune Media Company	$412,571	$194,119	$14,246

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$4.71	$2.06	$0.96
Discontinued Operations	—	0.17	(0.80)
Net Earnings Per Common Share	$4.71	$2.23	$0.16

Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$4.67	$2.04	$0.96
Discontinued Operations	—	0.16	(0.80)
Net Earnings Per Common Share	$4.67	$2.20	$0.16

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net Income	$412,530	$197,497	$14,246
Less: Income (Loss) from Discontinued Operations, net of taxes	—	14,420	(72,794)
Income from Continuing Operations	412,530	183,077	87,040

Other Comprehensive Income (Loss) from Continuing Operations, net of taxes
Pension and other post-retirement benefit items:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(16,907), $6,725 and $(4,717), respectively	(48,752)	19,231	(7,316)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(58), $(103) and $(114), respectively	(165)	(160)	(176)
Change in unrecognized benefit plan gains and losses, net of taxes	(48,917)	19,071	(7,492)
Marketable securities:
Changes in unrealized holding gains and losses arising during the period, net of taxes of $(60) and $604, respectively	—	(95)	936
Adjustment for gain on investment sales included in net income net of taxes of $(1,921)	—	(2,980)	—
Change in marketable securities, net of taxes	—	(3,075)	936
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $1,525 and $(3,054), respectively	4,397	(3,591)	—
Gains and losses reclassified to net income, net of taxes of $372 and $2,127, respectively	1,074	3,298	—
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	5,471	(293)	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $1,089, $2,774 and $(1,545), respectively	871	6,247	(2,362)
Other Comprehensive Income (Loss) from Continuing Operations, net of taxes	(42,575)	21,950	(8,918)
Comprehensive Income from Continuing Operations, net of taxes	369,955	205,027	78,122
Comprehensive Income (Loss) from Discontinued Operations, net of taxes	—	26,191	(74,642)
Comprehensive Income	$369,955	$231,218	$3,480
Comprehensive loss (income) attributable to noncontrolling interests	41	(3,378)	—
Comprehensive Income attributable to Tribune Media Company	$369,996	$227,840	$3,480

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars)

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$1,063,041	$673,685
Restricted cash and cash equivalents	16,607	17,566
Accounts receivable (net of allowances of $4,461 and $4,814)	416,938	420,095
Broadcast rights	98,269	129,174
Income taxes receivable	23,922	18,274
Prepaid expenses	19,444	20,158
Other	7,509	14,039
Total current assets	1,645,730	1,292,991
Properties
Machinery, equipment and furniture	334,495	318,891
Buildings and leasehold improvements	156,868	171,113
	491,363	490,004
Accumulated depreciation	(266,078)	(233,387)
	225,285	256,617
Land	147,614	157,298
Construction in progress	48,400	26,380
Net properties	421,299	440,295
Other Assets
Broadcast rights	95,876	133,683
Goodwill	3,228,601	3,228,988
Other intangible assets, net	1,442,456	1,613,665
Assets held for sale	—	38,900
Investments	1,264,437	1,281,791
Other	152,992	139,015
Total other assets	6,184,362	6,436,042
Total Assets (a)	$8,251,391	$8,169,328

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data)

	December 31, 2018	December 31, 2017
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$44,897	$48,319
Income taxes payable	9,973	36,252
Employee compensation and benefits	79,482	71,759
Contracts payable for broadcast rights	232,687	253,244
Deferred revenue	12,508	11,942
Interest payable	30,086	30,525
Deferred spectrum auction proceeds (Note 4)	—	172,102
Other	42,160	30,124
Total current liabilities	451,793	654,267
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $29,434 and $36,332)	2,926,083	2,919,185
Deferred income taxes	573,924	508,174
Contracts payable for broadcast rights	233,275	300,420
Pension obligations, net	380,322	396,875
Postretirement medical, life and other benefits	8,298	9,328
Other obligations	154,599	163,899
Total non-current liabilities	4,276,501	4,297,881
Total Liabilities (a)	4,728,294	4,952,148

Commitments and Contingent Liabilities (Note 10)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at December 31, 2018 and at December 31, 2017	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 101,790,837 shares issued and 87,688,652 shares outstanding at December 31, 2018; 101,429,999 shares issued and 87,327,814 shares outstanding at December 31, 2017	102	101
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,557 shares at December 31, 2018 and December 31, 2017	—	—
Treasury stock, at cost: 14,102,185 shares at December 31, 2018 and December 31, 2017	(632,194)	(632,194)
Additional paid-in-capital	4,031,233	4,011,530
Retained earnings (deficit)	223,734	(114,240)
Accumulated other comprehensive loss	(104,967)	(48,061)
Total Tribune Media Company shareholders’ equity	3,517,908	3,217,136
Noncontrolling interests	5,189	44
Total shareholders’ equity	3,523,097	3,217,180
Total Liabilities and Shareholders’ Equity	$8,251,391	$8,169,328

(a)
The Company’s consolidated total assets as of December 31, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $73 million and $81 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of December 31, 2018 and December 31, 2017 include total liabilities of the VIEs of $28 million and $29 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (In thousands)
			Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital			Common Stock
		Retained Earnings (Deficit)					Class A		Class B
	Total				Treasury Stock	Non-controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2015	$3,831,722	$(322,351)	$(71,016)	$4,619,618	$(400,153)	$5,524	$100	100,015	$—	6
Comprehensive income:
Net income	14,246	14,246	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(10,766)	—	(10,766)	—	—	—	—	—	—	—
Comprehensive income	3,480	—	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $1.00 per share	(90,296)	—	—	(90,296)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	163	—	—
Stock-based compensation	37,002	—	—	37,002	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,553)	—	—	(4,564)	11	—	—	238	—	—
Common stock repurchases	(232,065)	—	—	—	(232,065)	—	—	—	—	—
Contributions from noncontrolling interest	393	—	—	—	—	393	—	—	—	—
Balance at December 31, 2016	$3,545,683	$(308,105)	$(81,782)	$4,561,760	$(632,207)	$5,917	$100	100,416	$—	6
Comprehensive income:
Net income	197,497	194,119	—	—	—	3,378	—	—	—	—
Other comprehensive income, net of taxes	33,721	—	33,721	—	—	—	—	—	—	—
Comprehensive income	231,218	—	—	—	—	—	—	—	—	—
Special dividends declared to shareholders and warrant holders, $5.77 per share	(499,107)	—	—	(499,107)	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $1.00 per share	(87,229)	—	—	(87,229)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	98	—	—
Stock-based compensation	33,159	—	—	33,159	—	—	—	—	—	—
Net share settlements of stock-based awards	2,543	—	—	2,529	13	—	1	916	—	—
Cumulative effect of a change in accounting principle	164	(254)	—	418	—	—	—	—	—	—
Distributions to noncontrolling interests, net	(9,251)	—	—	—	—	(9,251)	—	—	—	—
Balance at December 31, 2017	$3,217,180	$(114,240)	$(48,061)	$4,011,530	$(632,194)	$44	$101	101,430	$—	6
Comprehensive income:
Net income	412,530	412,571	—	—	—	(41)	—	—	—	—
Other comprehensive loss, net of taxes	(42,575)	—	(42,575)	—	—	—	—	—	—	—
Comprehensive income	369,955	—	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $1.00 per share	(87,709)	(88,928)	—	1,219	—	—	—	—	—	—
Stock-based compensation	23,033	—	—	23,033	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,548)	—	—	(4,549)	—	—	1	361	—	—
Cumulative effect of a change in accounting principle (ASU 2018-02)	—	14,331	(14,331)	—	—	—	—	—	—	—
Contributions from noncontrolling interests, net	5,186	—	—	—	—	5,186	—	—	—	—
Balance at December 31, 2018	$3,523,097	$223,734	$(104,967)	$4,031,233	$(632,194)	$5,189	$102	101,791	$—	6

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operating Activities
Net income	$412,530	$197,497	$14,246
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23,033	32,933	37,189
Pension credit and contributions	(82,554)	(22,047)	(24,110)
Depreciation	54,206	56,314	72,409
Amortization of contract intangible assets and liabilities	881	869	(10,566)
Amortization of other intangible assets	166,715	166,679	196,663
Impairments of other intangible assets	3,100	—	3,400
Income on equity investments, net	(169,335)	(137,362)	(148,156)
Distributions from equity investments	171,591	198,124	170,527
Non-cash loss on extinguishments and modification of debt	—	8,258	—
Original issue discount payments	—	(7,360)	—
Write-downs of investments	—	193,494	—
Amortization of debt issuance costs and original issue discount	7,509	7,875	11,172
Gain on sales of spectrum (Note 10)	(133,197)	—	—
Gain on sale of business	—	(33,492)	—
Loss (gain) on investment transactions, net	1,113	(8,131)	—
Impairments of real estate	—	2,399	15,102
Gain on sales of real estate, net	(24,657)	(28,533)	(213,086)
Other non-operating gain, net	(68)	(71)	(5,427)
Changes in working capital items:
Accounts receivable, net	1,442	10,638	(998)
Prepaid expenses and other current assets	7,244	10,310	18,171
Accounts payable	(4,401)	(8,736)	6,589
Employee compensation and benefits, accrued expense and other current liabilities	19,682	(23,927)	(7,515)
Deferred revenue	570	(2,423)	(2,843)
Income taxes	(31,781)	6,175	51,296
Change in broadcast rights, net of liabilities	(18,764)	45,898	(15,427)
Deferred income taxes	79,779	(478,637)	95,035
Change in non-current obligations for uncertain tax positions	(1,912)	791	(11,276)
Other, net	(13,521)	35,050	31,770
Net cash provided by operating activities	469,205	222,585	284,165

Investing Activities
Capital expenditures	(76,188)	(66,832)	(99,659)
Spectrum repack reimbursements	11,276	984	—
Net proceeds from the sale of business	—	554,487	—
Proceeds from FCC spectrum auction	—	172,102	—
Proceeds from sales of real estate and other assets	59,153	144,464	507,692
Proceeds from sales of investments	15,232	148,321	—
Distributions from equity investment	—	3,768	—
Other, net	1,501	(4,260)	(5,993)
Net cash provided by investing activities	10,974	953,034	402,040

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands of dollars)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Financing Activities
Long-term borrowings	—	202,694	—
Repayments of long-term debt	—	(703,527)	(27,842)
Long-term debt issuance costs	—	(1,689)	(736)
Payments of dividends	(87,709)	(586,336)	(90,296)
Tax withholdings related to net share settlements of share-based awards	(6,386)	(8,774)	(4,553)
Proceeds from stock option exercises	1,838	11,317	—
Common stock repurchases	—	—	(232,065)
Contributions from (distributions to) noncontrolling interests, net	475	(9,251)	393
Settlements of contingent consideration, net	—	—	(3,636)
Net cash used in financing activities	(91,782)	(1,095,566)	(358,735)

Net Increase in Cash, Cash Equivalents and Restricted Cash	388,397	80,053	327,470
Cash, cash equivalents and restricted cash, beginning of year (1)	691,251	611,198	283,728
Cash, cash equivalents and restricted cash, end of year	$1,079,648	$691,251	$611,198

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$1,063,041	$673,685	$577,658
Cash and cash equivalents classified as discontinued operations	—	—	12,751
Restricted cash and cash equivalents	16,607	17,566	17,566
Restricted cash and cash equivalents classified as discontinued operations	—	—	3,223
Total cash, cash equivalents and restricted cash	$1,079,648	$691,251	$611,198

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$161,838	$152,401	$160,200
Income taxes, net of refunds	$66,020	$182,509	$265,886

(1)
Cash, cash equivalents and restricted cash at the beginning of the year ended December 31, 2016 of $284 million are comprised of $265 million of cash, cash equivalents and restricted cash from continuing operations as reflected in the Company’s unaudited Condensed Consolidated Balance Sheets and $18 million of cash, cash equivalents and restricted cash reflected in total assets of discontinued operations.

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
Nature of Operations and Reclassifications—Tribune Media Company and its subsidiaries (the “Company”) is a diversified media and entertainment company. The Company’s business consists of Television and Entertainment operations and the management of certain owned real estate assets. The Company also holds a variety of investments, including an equity method investment in Television Food Network, G.P. (“TV Food Network”).
Television and Entertainment, a reportable segment, provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting’s 42 local television stations (that are either owned by the Company or owned by others but to which the Company provides certain services) and their websites, a national general entertainment cable network (WGN America), a sports betting information website (Covers Media Group) (“Covers”), a radio station and other digital assets.
The Company reports and includes under Corporate and Other the management of certain owned real estate assets, including revenues from leasing the Company-owned office and production facilities and any gains or losses from sales of real estate, as well as certain administrative activities associated with operating corporate office functions.
Prior to the sale of substantially all of the Digital and Data business on January 31, 2017 (the “Gracenote Sale,” as further defined and described in Note 2), the Company reported its operations through the following reportable segments: Television and Entertainment and Digital and Data. The Company’s Digital and Data reportable segment consisted of several businesses driven by the Company’s expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that used data, including Gracenote Video, Gracenote Music and Gracenote Sports. The historical results of operations for the businesses included in the Gracenote Sale are presented in discontinued operations for the years ended December 31, 2017 and December 31, 2016. Beginning in the fourth quarter of 2016, the Television and Entertainment reportable segment includes the operations of Covers, which was previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial.
Nexstar Merger Agreement—On November 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Nexstar Merger Agreement”) with Nexstar Media Group, Inc. (“Nexstar”) and Titan Merger Sub, Inc. (the “Nexstar Merger Sub”) providing for the acquisition by Nexstar of all of the outstanding shares of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), by means of a merger of Nexstar Merger Sub with and into Tribune Media Company, with the Company surviving the merger as a wholly-owned subsidiary of Nexstar (the “Nexstar Merger”).
In the Nexstar Merger, each share of Common Stock issued and outstanding immediately prior to the effective time of the Nexstar Merger (the “Effective Time”) (other than shares held by (i) any Tribune subsidiary, Nexstar or any Nexstar subsidiary or (ii) Tribune shareholders who have not voted in favor of adopting the Nexstar Merger Agreement and who have demanded and perfected (and not validly withdrawn or waived) their appraisal rights in compliance with Section 262 of the DGCL) will be converted into the right to receive a cash payment of $46.50 in cash (the “base merger consideration”), plus, if the Nexstar Merger closes after August 31, 2019 (the “Adjustment Date”), an additional amount in cash equal to (a) (i) $0.009863 multiplied by (ii) the number of calendar days elapsed after Adjustment Date to and including the date on which the Nexstar Merger closes, minus (b) the amount of any dividends declared by the Company after the Adjustment Date with a record date prior to the date on which the Nexstar Merger closes, in each case, without interest and less any required withholding taxes (the “additional per

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share consideration”, and together with the base merger consideration, the “Nexstar Merger Consideration”). The additional per share consideration will not be less than zero.
Each option to purchase shares of Common Stock outstanding as of immediately prior to the Effective Time, whether or not vested or exercisable, will be cancelled and converted into the right to receive, for each share of Common Stock subject to such stock option, a cash payment equal to the excess, if any, of the value of the Nexstar Merger Consideration over the exercise price per share of such stock option, without any interest and subject to all applicable withholding. Any stock option that has an exercise price per share that is greater than or equal to the Nexstar Merger Consideration will be cancelled for no consideration or payment. Each award of restricted stock units outstanding as of immediately prior to the Effective Time, whether or not vested, will immediately vest and be cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Common Stock underlying such restricted stock unit multiplied by the Nexstar Merger Consideration, without any interest and subject to all applicable withholding (the “RSU Consideration”), except that each award of restricted stock units granted to an employee on or after December 1, 2018 (other than restricted stock units required to be granted pursuant to employment agreements or offer letters) (“Annual Tribune RSUs”) that has vested as of the Effective Time of the Nexstar Merger will be cancelled and converted into the right to receive the RSU Consideration and any Annual Tribune RSUs that remain unvested as of the Effective Time of the Nexstar Merger will be cancelled for no consideration or payment. Each award of performance stock units outstanding as of immediately prior to the Effective Time, whether or not vested, will immediately vest (with performance conditions for each open performance period as of the closing date deemed achieved at the applicable “target” level performance for such performance stock units) and be cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Common Stock underlying such performance stock units multiplied by the Nexstar Merger Consideration, without any interest and subject to all applicable withholding. Each outstanding award of deferred stock units outstanding as of immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Common Stock underlying such deferred stock units multiplied by the Nexstar Merger Consideration, without interest and subject to all applicable withholding. Each unexercised warrant to purchase shares of Common Stock outstanding as of immediately prior to the Effective Time will be assumed by Nexstar and converted into a warrant exercisable for the Nexstar Merger Consideration which the shares of Common Stock underlying such warrant would have been entitled to receive upon consummation of the Nexstar Merger and otherwise upon the same terms and conditions of such warrant immediately prior to the Effective Time.
The consummation of the Nexstar Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the adoption of the Nexstar Merger by holders of a majority of the Company’s outstanding Common Stock, (ii) the receipt of approval from the Federal Communications Commission (the “FCC”) (the “FCC Approval”) and the expiration or termination of the waiting period applicable to the Nexstar Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (the “HSR Approval”) and (iii) the absence of any order or law of any governmental authority that prohibits or makes illegal the consummation of the Nexstar Merger. The Company’s and Nexstar’s respective obligations to consummate the Nexstar Merger are also subject to certain additional customary conditions, including (i) the accuracy of the representations and warranties of the other party (generally subject to a “material adverse effect” standard), (ii) performance by the other party of its covenants in the Nexstar Merger Agreement in all material respects and (iii) with respect to Nexstar’s obligation to consummate the Nexstar Merger, since the date of the Nexstar Merger Agreement, no material adverse effect with respect to the Company having occurred.
The applications for FCC Approval were filed on January 7, 2019. On February 14, 2019, the FCC issued a public notice of filing of the applications which set deadlines for petitions to deny the applications, oppositions to petitions to deny and replies to oppositions to petitions to deny.
On February 7, 2019, the Company received a request for additional information and documentary material, often referred to as a “second request,” from the United States Department of Justice (the “DOJ”) in connection with the Nexstar Merger Agreement. The second request was issued under the HSR Act. Nexstar received a substantively identical request for additional information and documentary material from the DOJ in connection with the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transactions contemplated by the Nexstar Merger Agreement. Consummation of the transactions contemplated by the Nexstar Merger Agreement is conditioned on expiration of the waiting period applicable under the HSR Act, among other conditions. Issuance of the second request extends the waiting period under the HSR Act until 30 days after Nexstar and the Company have substantially complied with the second request, unless the waiting period is terminated earlier by the DOJ or the parties voluntarily extend the time for closing.
The Nexstar Merger Agreement may be terminated at any time prior to the Effective Time: (i) by mutual written consent of Nexstar and the Company; (ii) by either Nexstar or the Company (a) if the Effective Time has not occurred on or before November 30, 2019, provided that (x) if, on the initial end date, any of the conditions to the consummation of the Nexstar Merger related to the HSR Approval or the FCC Approval have not been satisfied, but all other conditions the consummation of the Nexstar Merger have been satisfied or waived or capable of being satisfied, then the end date will be automatically extended to February 29, 2020 and (y) in the event the marketing period for the debt financing for the transaction has commenced but has not completed by the end date, the end date may be extended (or further extended) by Nexstar on one occasion in its sole discretion by providing written notice thereof to the Company at least one business day prior to the end date until the date that is four business days after the last scheduled expiration date of the marketing period (unless the failure of the Effective Time to occur before the end date was primarily due to such party’s breach of any of its obligations under the Nexstar Merger Agreement), (b) if any governmental authority of competent jurisdiction has issued an order permanently prohibiting the consummation of the Nexstar Merger and such order has become final and non-appealable (unless such order was primarily attributable to such party’s breach of the Nexstar Merger Agreement), or (c) if, after completion of the special meeting (including any adjournment or postponement thereof), the Company shareholders have not approved the adoption of the Nexstar Merger Agreement; and (iii) by either Nexstar or the Company in certain circumstances, as described in the Nexstar Merger Agreement.
The Company must pay Nexstar a termination fee of $135 million if Nexstar terminates the Nexstar Merger Agreement due to (a) the Company board or any committee thereof (i) withdrawing, rescinding, amending, changing, modifying or qualifying, or otherwise proposing publicly to take any of the foregoing actions in a manner adverse to Nexstar, its recommendation that the Company shareholders adopt the Nexstar Merger Agreement, (ii) failing to make such recommendation in the Company’s proxy statement, (iii) adopting, approving or recommending, or otherwise proposing publicly to adopt, approve or recommend, an alternative acquisition proposal, (iv) failing to publicly recommend against an alternative acquisition proposal that has been publicly disclosed within ten business days of Nexstar’s request and failing to reaffirm its recommendation within such period upon such request (provided that such a request may be delivered by Nexstar only once with respect to each alternative acquisition proposal, with the right to make an additional request with respect to each subsequent material amendment or modification thereto), or (v) taking any action to make the provisions of any “fair price,” “moratorium,” “control share acquisition,” “business combination” or other similar anti-takeover statute or regulation inapplicable to any transaction other than the transactions contemplated by the Nexstar Merger Agreement; (b) the Company or any of its subsidiaries having entered into any agreement, other than an acceptable confidentiality agreement, with respect to an alternative acquisition proposal; or (c) the Company terminates the Nexstar Merger Agreement due to the Company board authorizing the Company to enter into an alternative acquisition agreement.
As further described in the Nexstar Merger Agreement, the Company must pay Nexstar a termination fee of $135 million (except that the termination fee of $135 million will be reduced by any previously paid amounts relating to the documented, out-of-pocket expenses of Nexstar in an amount not to exceed $15 million) if: (a) Nexstar or the Company terminates the Nexstar Merger Agreement if the Effective Time has not occurred prior to the end date of November 30, 2019, subject to an automatic extension to February 29, 2020 in certain circumstances if the only outstanding unfulfilled conditions relate to HSR Approval or FCC Approval (and an additional extension, at Nexstar’s election, if the marketing period for the debt financing for the transaction has not ended by the end date); (b) Nexstar or the Company terminates the Nexstar Merger Agreement if, after completion of the special meeting (including any adjournment or postponement thereof), the Company shareholders have not approved the adoption of the Nexstar Merger Agreement; or (c) Nexstar terminates the Nexstar Merger Agreement in respect of a

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

willful breach of the Company’s covenants or agreements that would give rise to the failure of a closing condition that is incapable of being cured within a specified time period, and, in the case of each of the foregoing clauses, an alternative acquisition proposal has been made to the Company and publicly announced or otherwise disclosed and has not been withdrawn prior to the termination of the Nexstar Merger Agreement, the date of the special meeting (in the case of a termination for failure to obtain approval of the adoption of the Nexstar Merger Agreement by the Company’s shareholders) or the date of the applicable breach giving rise to termination, as applicable, and within twelve months after termination of the Nexstar Merger Agreement, the Company enters into a definitive agreement with respect to an alternative acquisition proposal (and subsequently consummates such transaction) or consummates a transaction with respect to an alternative acquisition proposal.
The Company must pay Nexstar the documented, out-of-pocket costs and expenses of Nexstar in an amount not to exceed $15 million if Nexstar or the Company terminates the Nexstar Merger Agreement because the Company’s shareholders do not approve the transaction.
Termination of Sinclair Merger Agreement—On May 8, 2017, the Company entered into an Agreement and Plan of Merger (the “Sinclair Merger Agreement”) with Sinclair Broadcast Group, Inc. (“Sinclair”), providing for the acquisition by Sinclair of all of the outstanding shares of the Company’s Common Stock by means of a merger of a wholly owned subsidiary of Sinclair, with and into the Company (the “Sinclair Merger”), with Tribune Media Company surviving the Sinclair Merger as a wholly owned subsidiary of Sinclair. The consummation of the Sinclair Merger was subject to the satisfaction or waiver of certain important conditions, including, among others the receipt of approval from the FCC and the expiration or termination of the waiting period applicable to the Sinclair Merger under the HSR Act. Pursuant to the Sinclair Merger Agreement, the Company had the right to terminate the Sinclair Merger Agreement if Sinclair failed to perform in all material respects its covenants, and such failure was not cured by the end date of August 8, 2018. Additionally, either party could terminate the Sinclair Merger Agreement if the Sinclair Merger was not consummated on or before August 8, 2018 (and the failure for the Sinclair Merger to have been consummated by such date was not primarily due to a breach of the Sinclair Merger Agreement by the party terminating the Sinclair Merger Agreement). On August 9, 2018, the Company provided notification to Sinclair that it had terminated the Sinclair Merger Agreement, effective immediately, on the basis of Sinclair’s willful and material breaches of its covenants and the expiration of the end date thereunder. Additionally, on August 9, 2018, the Company filed a complaint in the Delaware Court of Chancery against Sinclair (the “Complaint”), alleging that Sinclair willfully and materially breached its obligations under the Sinclair Merger Agreement to use its reasonable best efforts to promptly obtain regulatory approval of the Sinclair Merger so as to enable the Sinclair Merger to close as soon as reasonably practicable. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Sinclair Merger Agreement. On August 29, 2018, Sinclair filed an answer to the Company’s Complaint and a counterclaim (the “Counterclaim”). The Counterclaim alleges that the Company materially and willfully breached the Sinclair Merger Agreement by failing to use reasonable best efforts to obtain regulatory approval of the Sinclair Merger. On September 18, 2018, the Company filed an answer to the Counterclaim. The Company believes the Counterclaim is without merit and intends to defend it vigorously.
On May 8, 2018, the Company, Sinclair Television Group, Inc. (“Sinclair Television”) and Fox Television Stations, LLC (“Fox”) entered into an asset purchase agreement (the “Fox Purchase Agreement”) to sell the assets of seven network affiliates of the Company for $910 million in cash, subject to post-closing adjustments. The network affiliates subject to the Fox Purchase Agreement were: KCPQ (Tacoma, WA); KDVR (Denver, CO); KSTU (Salt Lake City, UT); KSWB-TV (San Diego, CA); KTXL (Sacramento, CA); WJW (Cleveland, OH); and WSFL-TV (Miami, FL). In connection with the termination of the Sinclair Merger Agreement on August 9, 2018, the Company provided notification to Fox that it terminated the Fox Purchase Agreement, effective immediately. Under the terms of the Fox Purchase Agreement, no termination fees were payable by any party.
Change in Accounting Principle—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The amendments in ASU 2014-09 created Topic 606 and superseded the revenue recognition requirements in Topic 605, “Revenue Recognition.” The Company adopted the new revenue guidance in the first quarter of 2018 using the modified retrospective transition method applied to those contracts which were not completed as of December 31,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017. Results for reporting periods prior to adoption continue to be presented in accordance with the Company’s historic accounting under Topic 605.
The only identified impact to the Company’s financial statements relates to barter revenue and expense as well as barter-related broadcast rights and contracts payable for broadcast rights, which are no longer recognized. On January 1, 2018, the Company recorded an adjustment to remove the offsetting barter-related broadcast rights and contracts payable for broadcast rights. If accounted for under Topic 605, barter revenue and expense would have been $28 million for fiscal year 2018 and barter-related broadcast rights and contracts payable for broadcast rights would have been $44 million as of December 31, 2018. For fiscal years 2017 and 2016, barter revenue and expense was $28 million and $30 million, respectively. Barter-related broadcast rights and contracts payable for broadcast rights were each $45 million as of December 31, 2017. Other than the impact to the accounting for barter arrangements described above, the adoption of Topic 606 did not impact the timing and amount of revenue recognized. See the Revenue Recognition accounting policy below for additional information.
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)” which was effective in the first quarter of 2018. The standard provides guidance for situations where the accounting under Accounting Standards Codification (“ASC”) Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform”) upon issuance of an entity’s financial statements for the reporting period in which Tax Reform was enacted. Any provisional amounts or adjustments to provisional amounts as a result of obtaining, preparing or analyzing additional information about facts and circumstances related to the provisional amounts should be included in income (loss) from continuing operations as an adjustment to income tax expense in the reporting period the amounts are determined. As discussed in Note 11, in 2018, the Company made adjustments to the net deferred tax liabilities, adjusting the provisional discrete net tax benefit recorded in the fourth quarter of 2017. The tax benefit was recorded as the result of new information, including higher than expected pension contributions and new filing positions reported in the Company’s income tax returns as they became due.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220).” The standard allows entities, at their option, to reclassify from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings stranded tax effects resulting from Tax Reform. See Note 11 for further details regarding Tax Reform. The standard is effective for fiscal years beginning after December 15, 2018, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the new federal corporate income tax rate is recognized. The Company early adopted ASU 2018-02 during the fourth quarter of 2018 resulting in a $14 million decrease in AOCI and a corresponding increase in retained earnings in the Company’s Consolidated Balance Sheet and Consolidated Statement of Shareholders’ Equity (Deficit) as of and for the year ended December 31, 2018.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715).” Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. The Company retrospectively adopted ASU 2017-07 effective in the first quarter of 2018. The adoption of this standard did not have an effect on the Company’s historically reported net income (loss) but resulted in a presentation reclassification which reduced the Company’s historically reported operating profit by $23 million and $25 million for the fiscal years 2017 and 2016, respectively.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” The cash flow issues addressed by ASU 2016-15 include debt prepayment or extinguishment costs, settlement of debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, distributions received from equity method investees and cash receipts and payments that may have aspects of more than one class of cash flows. The Company retrospectively adopted ASU 2016-15 in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Certain entities are able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Entities that elect this measurement alternative must report changes in the carrying value of these investments in current earnings. On February 28, 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including clarifying certain aspects of the guidance issued in ASU 2016-01. The Company adopted ASU 2016-01 in the first quarter of 2018 using a modified retrospective transition method. Pursuant to ASU 2018-03, the Company utilized the prospective transition approach for all equity securities without a readily determinable fair value for instances in which the Company elected to apply the measurement alternative, as further discussed in Note 6. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements as the Company’s equity investments under the scope of this guidance do not have readily determinable fair values because they are not publicly traded companies and do not have an active market for their securities or membership interests.
Principles of Consolidation and Variable Interest Entities—The consolidated financial statements include the accounts of Tribune Media Company and all majority-owned subsidiaries, as well as any variable interests for which the Company is the primary beneficiary. All material intercompany transactions are eliminated. In general, unless otherwise required by ASC Topic 323 “Investments - Equity Method and Joint Ventures,” investments comprising between 20 percent to 50 percent of the voting stock of companies and certain partnership interests are accounted for using the equity method. All other investments are generally investments without readily determinable fair values and are accounted for under Subtopic 825-10.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The Company consolidates VIEs when it is the primary beneficiary.
On August 6, 2018, the Company contributed land, building and improvements with an agreed-upon value between the parties of $53 million and a carrying value of $22 million, to TREH 700 W. Chicago Venture LLC (“700 W. Chicago LLC”). 700 W. Chicago LLC is a real estate joint venture between the Company and a third party developer formed for the purpose of redeveloping one of the Company’s Chicago, IL properties. Subsequent to the contribution, the Company holds an interest in the 700 W. Chicago LLC of 90%. In the future, the Company’s interest in the 700 W. Chicago LLC may decline, subject to the other party’s additional investments. The Company consolidates the financial position and results of operations of 700 W. Chicago LLC as it has the majority ownership.
In 2015, the Company entered into a real estate venture agreement with a third party to redevelop one of the Company’s Florida properties and formed a new limited liability company, TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). The Company contributed land with an agreed-upon value between the parties of $15 million and a carrying value of $10 million, resulting in an initial 92% interest in the Las Olas LLC. As further disclosed in Note 4, on December 19, 2017, the Company sold the property owned by Las Olas LLC for net pretax proceeds of $21 million and recognized a pretax gain of $6 million, of which less than $1 million was attributable to a noncontrolling interest. The Las Olas LLC was determined to be a VIE where the Company was the primary beneficiary. The Company consolidated the financial position and results of operations of this VIE prior to its dissolution on October 23, 2018.
In 2015, the Company executed an agreement with a third party developer to redevelop one of the Company’s California properties. The Company contributed land, building and improvements with an agreed-upon value between the parties of $39 million and a carrying value of $35 million, resulting in an initial 90% interest in the TREH/Kearny Costa Mesa, LLC (“Costa Mesa LLC”). As further disclosed in Note 4, on November 15, 2017, the Company sold the properties owned by Costa Mesa LLC for net pretax proceeds of $62 million and recognized a pretax gain of $22 million, of which $3 million is attributable to a noncontrolling interest. The Company consolidates the financial position and results of operations of Costa Mesa LLC as it has the majority ownership.
At December 31, 2018 and December 31, 2017, the Company indirectly held a variable interest in Topix, LLC (“Topix”) through its investment in TKG Internet Holdings II LLC. The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the Company’s audited consolidated financial statements.
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
Dreamcatcher—Pursuant to an asset purchase agreement dated as of July 15, 2013, between the Company, an affiliate of Oak Hill Capital Partners and Dreamcatcher, an entity formed in 2013 specifically to comply with FCC cross-ownership rules, on December 27, 2013, Dreamcatcher acquired the FCC licenses, retransmission consent agreements, network affiliation agreements, contracts for broadcast rights and selected personal property (including transmitters, antennas and transmission lines) of Local TV’s television stations WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA, and WNEP-TV, Scranton, PA (collectively the “Dreamcatcher Stations”) for $27 million (collectively, the “Dreamcatcher Transaction”). The Dreamcatcher Transaction was funded by the Dreamcatcher Credit Facility which was guaranteed by the Company. In 2017, Dreamcatcher received pretax proceeds from the counterparty in a spectrum sharing arrangement of $26 million as one of the Dreamcatcher stations will act as host station. The payments have been recorded as deferred revenue and began amortizing to the Company’s Consolidated Statement of Operations upon commencement of the sharing arrangement in December 2017. See Note 10 for

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional information regarding the Company’s participation in the FCC spectrum auction. The Company used after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility in the third quarter of 2017, as further described in Note 7. The Company made the final payment to pay off the Dreamcatcher Credit Facility in full in September 2017.
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
Net revenues of the Dreamcatcher stations included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were $78 million, $72 million and $73 million, respectively, and operating profit was $18 million, $12 million and $16 million, respectively.
The Company’s Consolidated Balance Sheet as of December 31, 2018 and December 31, 2017 includes the following assets and liabilities of the Dreamcatcher stations (in thousands):

	December 31, 2018	December 31, 2017
Broadcast rights	2,355	2,622
Other intangible assets, net	61,386	71,914
Other assets	8,770	6,852
Total Assets	$72,511	$81,388

Contracts payable for broadcast rights	2,186	2,691
Long-term deferred revenue	24,164	25,030
Other liabilities	1,291	1,017
Total Liabilities	$27,641	$28,738
Revenue Recognition—The Company recognizes revenues when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the Company’s revenues disaggregated by revenue source for the Television and Entertainment segment (in thousands):

	2018	2017 (1)	2016 (1)
Advertising	$1,315,769	$1,225,900	$1,374,571
Retransmission revenues	471,632	412,309	334,724
Carriage fees	161,214	127,935	121,044
Barter/trade (2)	9,092	37,381	39,025
Other	40,971	31,898	40,532
Total operating revenues	$1,998,678	$1,835,423	$1,909,896

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

(2)	For the years ended December 31, 2017 and December 31, 2016, barter revenue totaled $28 million and $30 million, respectively.
In addition to the operating revenues included in the Television and Entertainment segment, the Company’s consolidated operating revenues include other revenue of $11 million, $14 million, and $38 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively, in Corporate and Other which consists of real estate revenues.
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
Retransmission Revenues and Carriage Fees—The Company enters into agreements with multichannel video programming distributors (“MVPDs”) which allow the MVPDs to retransmit the Company’s television stations’ broadcast programming and/or carry the Company’s cable channel. Typically, the agreements are multi-year and generally consist of a fixed price per subscriber as well as contractually agreed annual increases. The agreements are considered functional licenses of intellectual property resulting in the Company recognizing revenue at the point-in-time the broadcast signal is delivered to the MVPDs. The typical time between the Company’s performance and customer payment is not significant. As the agreements with MVPDs are considered licenses of intellectual property, the Company applies the sales/usage based royalty exception in Topic 606 and does not disclose the value of unsatisfied performance obligations for the agreements.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Costs—In accordance with Topic 606, incremental costs to obtain a contract are capitalized and amortized over the contract term if the cost are expected to be recoverable. The Company does not capitalize incremental costs to obtain a contract where the contract duration is expected to be one year or less. As of December 31, 2018, the Company does not have any costs capitalized.
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
The Company records derivative financial instruments at fair value in its Consolidated Balance Sheets in either other current liabilities or other noncurrent assets. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI and reclassified to earnings when the hedged item affects earnings. Cash flows from derivative financial instruments are classified in the Consolidated Statements of Cash Flows based on the nature of the derivative contract.
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
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consist of funds that are not available for general corporate use and primarily consist of restricted cash and cash equivalents held by the Company to satisfy the remaining claim obligations pursuant to the Plan (as defined and described in Note 10). At December 31, 2018 and December 31, 2017, restricted cash and cash equivalents held by the Company to satisfy such obligations totaled $17 million and $18 million, respectively.
Accounts Receivable and Allowance for Doubtful Accounts—The Company’s accounts receivable are primarily due from advertisers and MVPDs. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts and sales allowances. This allowance is determined based on historical write-off experience, sales adjustments and any known specific collectability exposures.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 31, 2015	$5,543
2016 additions charged to revenues, costs and expenses	14,009
2016 deductions	(7,048)
Accounts receivable allowance balance at December 31, 2016	$12,504
2017 additions charged to revenues, costs and expenses	14,786
2017 deductions	(22,476)
Accounts receivable allowance balance at December 31, 2017	$4,814
2018 additions charged to revenues, costs and expenses	5,514
2018 deductions	(5,867)
Accounts receivable allowance balance at December 31, 2018	$4,461
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
The Company carries its broadcast rights at the lower of unamortized cost or estimated net realizable value. The Company evaluates the net realizable value of broadcast rights on a daypart, series, or title-by-title basis, as appropriate. Changes in management’s intended usage of a specific daypart, series, or program would result in a reassessment of the net realizable value, which could result in an impairment. The Company determines the net realizable value and estimated fair value, as appropriate, based on a projection of the estimated advertising revenues and carriage/retransmission revenues, less certain direct costs of delivery, expected to be generated by the program material, all of which are classified in Level 3 of the fair value hierarchy. If the Company’s estimates of future revenues decline, amortization expense could be accelerated or impairment adjustments may be required. The Company assesses future seasons of syndicated programs that the Company is committed to acquire for impairment as they become available to the Company for airing. Any impairments of programming rights are expensed to programming in the Company’s Consolidated Statements of Operations. As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, the Company recognized impairment charges at WGN America of $28 million for the syndicated program Elementary in 2018, $80 million for the syndicated programs Elementary and Person of Interest in 2017 and $37 million for the syndicated program Elementary in 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense was $36 million, $34 million and $42 million in 2018, 2017 and 2016, respectively. Advertising costs are expensed to selling, general and administrative expenses (“SG&A”) in the Company’s Consolidated Statements of Operations.
Properties—The estimated useful lives of the Company’s property, plant and equipment in service currently ranges as follows: 2 to 44 years for buildings and 3 to 30 years for all other equipment.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill and other indefinite-lived intangible assets are summarized in Note 5. The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.
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
If the Company concludes that it is more likely than not that a reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses and a trade name, are evaluated qualitatively or generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company’s control.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
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
The Company recognizes the overfunded or underfunded status of its defined benefit pension or other postretirement plans (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income (loss). Additional information pertaining to the Company’s pension plans and other postretirement benefits is provided in Note 12.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $23 million at December 31, 2018 and $24 million at December 31, 2017.
Stock-Based Compensation—In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its Consolidated Statements of Operations. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. ASC Topic 718 requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). Additional information pertaining to the Company’s stock-based compensation is provided in Note 14.
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
ASC Topic 740 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 11 for further discussion.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income and other gains and losses affecting shareholder’s equity that, under U.S. GAAP, are excluded from net income. The Company’s other comprehensive income (loss) includes changes in unrecognized benefit plan gains and losses, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses on cash flow hedging instruments and foreign currency translation adjustments. The activity for each component of the Company’s AOCI is summarized in Note 16.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases with a term of less than twelve months). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements,” which affect certain aspects of the previously issued guidance including an additional transition method as well as a new practical expedient for lessors. In December 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” and ASU No. 2018-20, “Leases (Topic 842), Narrow-Scope Improvements for Lessors,” which provide additional guidance for lessor accounting as well as a new practical expedient for lessors. These related standards are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt Topic 842 in the first quarter of 2019 utilizing the optional transition method provided in ASU No. 2018-11, which allows for a prospective adoption with a cumulative-effect adjustment to the opening balance sheet as of the adoption date without restatement of prior years. The Company has elected the package of practical expedients as permitted by the transition guidance allowing the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will instead be expensed over the lease term. The Company also elected to not separate the consideration in the lease contracts between the lease and non-lease components.
The Company is finalizing the implementation of new lease accounting software, which will perform the accounting for the lease portfolio and provide the required disclosures under Topic 842. Upon adoption, the Company expects to recognize a right-of-use asset in the range of $150 million to $165 million and a right-of-use liability in the range of $165 million to $180 million. The Company’s deferred rent balance of $18 million as of December 31, 2018 will be reclassified to the right-of-use asset upon adoption. The Company also expects as part of the adoption to recognize a cumulative-effect adjustment to retained earnings of approximately $13 million, net of tax, which represents deferred gains previously recorded on the consolidated balance sheet related to historical sale lease-back transactions.
NOTE 2: DISCONTINUED OPERATIONS
Sale of Digital and Data Businesses—On December 19, 2016, the Company entered into a definitive share purchase agreement (the “Gracenote SPA”) with Nielsen Holding and Finance B.V. (“Nielsen”) to sell equity interests in substantially all of the Digital and Data business operations which included Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures LLC and Tribune International Holdco, LLC (the “Gracenote Companies”) for $560 million in cash, subject to certain purchase price adjustments (the “Gracenote Sale”). The Company retained its ownership of Covers, which was previously included in the Digital and Data reportable segment, and reclassified Covers’ previously reported amounts into the Television and Entertainment reportable segment to conform to the current segment presentation; the impact of this reclassification was immaterial. The Gracenote Sale transaction was completed on January 31, 2017 and the Company received gross proceeds of $581 million. In the second quarter of 2017, the Company received additional proceeds of $3 million as a result of purchase price adjustments. In the year ended December 31, 2017, the Company recognized a pretax gain of $33 million as a result of the Gracenote Sale. On February 1, 2017, the Company used $400 million

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of proceeds from the Gracenote Sale to prepay a portion of its Term Loan Facility (as defined and described in Note 7). The operating results of the businesses included in the Gracenote Sale for the years ended December 31, 2017 and December 31, 2016 are presented as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss).
The Company entered into a transition services agreement (the “Nielsen TSA”) and certain other agreements with Nielsen that governed the relationships between Nielsen and the Company following the Gracenote Sale. The Nielsen TSA expired on March 31, 2018. Pursuant to the Nielsen TSA, the Company provided Nielsen with certain specified services on a transitional basis, including support in areas such as human resources, treasury, technology, legal and finance. In addition, the Nielsen TSA outlined the services that Nielsen provided to the Company on a transitional basis, including in areas such as human resources, technology, and finance. The charges for the transition services generally allowed the providing company to fully recover all out-of-pocket costs and expenses it actually incurred in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Based on the Company’s assessment of the specific factors identified in ASC Topic 205, “Presentation of Financial Statements,” the Company concluded that it did not have significant continuing involvement in the Gracenote Companies.
The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended
	December 31, 2017 (1)	December 31, 2016
Operating revenues	$18,168	$225,903
Direct operating expenses	7,292	75,457
Selling, general and administrative	15,349	110,713
Depreciation (2)	—	13,584
Amortization (2)	—	29,999
Operating loss	(4,473)	(3,850)
Interest income	16	96
Interest expense (3)	(1,261)	(15,317)
Loss before income taxes	(5,718)	(19,071)
Pretax gain on the disposal of discontinued operations	33,492	—
Total pretax income (loss) on discontinued operations	27,774	(19,071)
Income tax expense (4)	13,354	53,723
Income (loss) from discontinued operations, net of taxes	$14,420	$(72,794)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

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

(4)
In the fourth quarter of 2016, as a result of meeting all criteria under ASC Topic 205 to classify Gracenote Companies as discontinued operations, the Company recorded tax expense of $62 million to increase the Company’s deferred tax liability for the outside basis difference related to the Gracenote Companies included in the Gracenote Sale. This charge was required to be recorded in the period the Company signed a definitive agreement to divest the business. Exclusive of this $62 million charge, the effective tax rates on pretax income from discontinued operations was 48.1% and 45.0% for the years ended December 31, 2017 and December 31, 2016, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), foreign tax rate differences, and the impact of certain nondeductible transaction costs and other adjustments.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of discontinued operations include selling costs and transactions costs, including legal and professional fees incurred by the Company to complete the Gracenote Sale, of $10 million for the year ended December 31, 2017 and $3 million for the year ended December 31, 2016.
The Gracenote SPA provides for indemnification against specified losses and damages which became effective upon completion of the transaction. The Company does not expect to incur material costs in connection with these indemnifications. The Company has no material contingent liabilities relating to the Gracenote Sale as of December 31, 2018.
The following table represents the components of the results from discontinued operations associated with the Gracenote Sale as reflected in the Company’s Consolidated Statements of Cash Flows (in thousands):

	2017 (1)	2016
Significant operating non-cash items:
Stock-based compensation	$1,992	$4,196
Depreciation (2)	—	13,584
Amortization (2)	—	29,999

Significant investing items (3):
Capital expenditures	1,578	23,548
Net proceeds from sale of business (4)	554,487	—

Significant financing items (3):
Settlements of contingent consideration, net	—	(3,636)

(1)	Results of operations for the Gracenote Companies are reflected through January 31, 2017, the date of the Gracenote Sale.

(2)	No depreciation expense or amortization expense was recorded by the Company in 2017 as the Gracenote Companies’ assets were held for sale as of December 31, 2016.

(3)	Non-cash investing and financing activities of Digital and Data businesses included in the Gracenote Sale were immaterial.

(4)
Net proceeds from the sale of business reflects the gross proceeds from the Gracenote sale of $584 million, net of $20 million of the Gracenote Companies’ cash, cash equivalents and restricted cash included in the sale and $9 million of selling costs.

NOTE 3: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS
Employee Reductions—The Company recorded pretax charges, mainly consisting of employee severance costs, associated termination benefits and related expenses totaling $7 million, $5 million and $10 million in 2018, 2017 and 2016, respectively. These charges are included in direct operating expenses or SG&A in the Company’s Consolidated Statements of Operations.
The following table summarizes these severance and related charges included in income from continuing operations by business segment (in thousands):

	2018	2017	2016
Television and Entertainment	$7,155	$4,367	$9,228
Corporate and Other	(398)	372	1,178
Total	$6,757	$4,739	$10,406

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accrued liability for severance and related expenses is reflected in employee compensation and benefits in the Company’s Consolidated Balance Sheets and was $7 million and $5 million at December 31, 2018 and December 31, 2017, respectively.
Changes to the accrued liability for severance and related expenses were as follows (in thousands):

Balance at December 31, 2016	$8,981
Additions	4,739
Payments	(9,144)
Balance at December 31, 2017	$4,576
Additions	6,757
Payments	(4,721)
Balance at December 31, 2018	$6,612
Non-Operating Items—Non-operating items were as follows (in thousands):

	2018	2017	2016
Loss on extinguishments and modification of debt	$—	$(20,487)	$—
(Loss) gain on investment transactions, net	(1,113)	8,131	—
Write-downs of investments	—	(193,494)	—
Other non-operating gain, net	68	71	5,427
Total non-operating (loss) gain, net	$(1,045)	$(205,779)	$5,427
Non-operating items for 2018 included a pretax loss of $5 million from the sale of the Company’s remaining ownership interest in CareerBuilder, LLC (through its investment in Camaro Parent, LLC) (“CareerBuilder”) and a pretax gain of $4 million from the sale of one of the Company’s other equity investments.
Non-operating items for 2017 included a $20 million pretax loss on the extinguishments and modification of debt. The loss included a write-off of unamortized debt issuance costs of $7 million and an unamortized discount of $2 million as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third party fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.” (Loss) gain on investment transactions, net included a pretax gain of $5 million from the sale of the Company’s Tribune Publishing Company (“Tribune Publishing”) (formerly tronc, Inc.) shares and a pretax gain of $4 million from the partial sale of CareerBuilder. Write-downs of investments included non-cash pretax impairment charges of $193 million to write down the Company’s investments in CareerBuilder, Dose Media, LLC (“Dose Media”) and one of the Company’s other equity investments, as further described in Note 6.
Non-operating items in 2016 included a $5 million non-cash favorable workers’ compensation reserve adjustment related to businesses divested by the Company in prior years.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: REAL ESTATE SALES AND ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s audited Consolidated Balance Sheets consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
FCC licenses	—	38,900
Sales of Real Estate—During 2018, the Company sold two properties for net pretax proceeds totaling $59 million and recognized a net pretax gain of $25 million, as further described below. The Company defines net proceeds as pretax cash proceeds on the sale of properties, net of associated selling costs.
On October 9, 2018, the Company sold its Melville, NY property for net proceeds of $53 million and recognized a pretax gain of $24 million. On October 23, 2018, the Company sold its Hartford, CT property for net proceeds of $6 million and recognized a pretax gain of less than $1 million.
During 2017, the Company sold several properties for net pretax proceeds totaling $144 million and recognized a net pretax gain of $29 million, as further described below. The Company recorded charges of $2 million in 2017 to write down certain properties to their estimated fair value, less the expected selling costs, which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy. These charges are included in SG&A in the Company’s Consolidated Statements of Operations.
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
During 2016, the Company sold several properties for net pretax proceeds totaling $506 million and recognized a net pretax gain of $213 million, as further described below. The Company recorded charges of $15 million in 2016 to write down certain properties to their estimated fair value, less the expected selling costs, which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy. These charges are included in SG&A in the Company’s Consolidated Statements of Operations.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
FCC Licenses Held for Sale—As of December 31, 2017, certain FCC licenses that were part of the FCC spectrum auction were included in assets held for sale. The gross proceeds received for these licenses in 2017 totaled $172 million and were reflected in current liabilities in the Company’s Consolidated Balance Sheet at December 31, 2017. The Company recognized a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum associated with these licenses in January 2018. See Note 10 for additional information regarding the Company’s participation in the FCC spectrum auction.
NOTE 5: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(79,500)	$132,500	$212,000	$(66,250)	$145,750
Advertiser relationships (useful life of 8 years)	168,000	(126,000)	42,000	168,000	(105,000)	63,000
Network affiliation agreements (useful life of 11 to 16 years)	228,700	(83,649)	145,051	362,000	(175,337)	186,663
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(467,073)	363,027	830,100	(377,033)	453,067
Other (useful life of 5 to 15 years)	16,015	(8,137)	7,878	16,650	(6,565)	10,085
Total	$1,454,815	$(764,359)	690,456	$1,588,750	$(730,185)	858,565
Other intangible assets not subject to amortization
FCC licenses			737,200			740,300
Trade name			14,800			14,800
Total other intangible assets, net			1,442,456			1,613,665
Goodwill			3,228,601			3,228,988
Total goodwill and other intangible assets			$4,671,057			$4,842,653

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the years ended December 31, 2018 and December 31, 2017 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2016	$1,025,134
Amortization (1)	(167,560)
Balance sheet reclassifications (2)	86
Foreign currency translation adjustment	905
Balance as of December 31, 2017	$858,565
Amortization (1)	(167,596)
Balance sheet reclassifications (2)	(226)
Foreign currency translation adjustment	(287)
Balance as of December 31, 2018	$690,456

Other intangible assets not subject to amortization
Balance as of December 31, 2016	$794,000
Reclassification to assets held for sale (3)	(38,900)
Balance as of December 31, 2017	$755,100
Impairment charge	(3,100)
Balance as of December 31, 2018	$752,000

Goodwill
Gross balance as of December 31, 2016	$3,608,930
Accumulated impairment losses as of December 31, 2016	(381,000)
Balance as of December 31, 2016	3,227,930
Foreign currency translation adjustment	1,058
Balance as of December 31, 2017	$3,228,988
Foreign currency translation adjustment	(387)
Balance as of December 31, 2018	$3,228,601
Total goodwill and other intangible assets as of December 31, 2018	$4,671,057

(1)
Amortization of intangible assets includes $1 million related to lease contract intangible assets and is recorded in cost of sales or SG&A expense, if applicable, in the Consolidated Statements of Operations.

(2)	Represents net reclassifications which are reflected as a decrease (increase) to broadcast rights assets in the Consolidated Balance Sheets at December 31, 2017 and December 31, 2018, respectively.

(3)	See Note 4 for additional information regarding FCC licenses reclassified to assets held for sale.

The Company recorded contract intangible liabilities totaling $227 million in connection with the adoption of fresh-start reporting on the Effective Date. Of this amount, approximately $226 million was related to contracts for broadcast rights programming not yet available for broadcast. In addition, the Company recorded $9 million of intangible liabilities related to contracts for broadcast rights programming in connection with the acquisition of all of the issued and outstanding equity interests in Local TV on December 27, 2013 (the “Local TV Acquisition”). These intangible liabilities were reclassified as a reduction of broadcast rights assets in the Consolidated Balance Sheet as the programming becomes available for broadcast and subsequently amortized as a reduction of programming expenses in the Consolidated Statements of Operations in accordance with the Company’s methodology for amortizing the related broadcast rights. As of December 31, 2016, the remaining contract intangible liabilities for

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

broadcast rights programming not yet available for broadcast have been reclassified as a reduction of broadcast rights assets or amortized as a reduction of programming expense and the balance was reduced to zero.
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
The Company amortizes its intangible assets subject to amortization on a straight-line basis over their respective useful lives. The remaining intangible assets subject to amortization as of December 31, 2018, excluding lease contract intangible assets, have a weighted-average remaining useful life of approximately seven years. Amortization expense relating to these amortizable intangible assets is expected to be approximately $140 million in 2019, $134 million in 2020, $103 million in 2021, $84 million in 2022 and $57 million in 2023.
Impairment of Goodwill and Other Indefinite-lived Intangible Assets—As disclosed in Note 1, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350.
There were no goodwill impairment charges recorded in 2018, 2017 or 2016. In 2018 and 2017, the Company performed qualitative assessments of the television and cable reporting units (reporting units within the Television and Entertainment reportable segment). At December 31, 2018, the television and cable reporting units had goodwill balances of $2.505 billion and $723 million, respectively. At December 31, 2017, the television and cable reporting units had goodwill balances of $2.506 billion and $723 million, respectively. Based on the qualitative assessments in both years, the Company concluded that there were no impairments for either reporting unit. The conclusions were supported by the overall and budgeted financial performance, the carrying values after considering the headroom from the last quantitative analysis in 2016 (16% and 23% for television and cable, respectively), the overall stability of the Company’s enterprise value and other industry and macroeconomic factors.
In the fourth quarter of 2018 and 2016, the Company recorded non-cash pretax impairment charges of $3 million each within the Television and Entertainment segment related to the Company’s FCC licenses; these charges are included in SG&A in the Company’s Consolidated Statements of Operations. The estimated fair value of each of the Company’s FCC licenses was based on discounted future cash flows for a hypothetical start-up television station in the respective market that achieves and maintains an average revenue share for four years and has an average cost structure. For the Company’s FCC licenses, significant assumptions also include start-up operating costs for an independent station, initial capital investments and market revenue forecasts. The Company utilized a 9.0% discount rate and terminal growth rate of 2.0% to estimate the fair values of its FCC licenses in the fourth quarter of 2018. Fair value estimates for each of the Company’s indefinite-lived intangible assets are inherently sensitive to changes in these estimates, particularly with respect to the FCC licenses. The Company’s fourth quarter 2018 and 2016 impairment reviews determined that the FCC licenses in one and two markets, respectively, were impaired. The impairments were primarily due to declines in estimated future market revenues available to a hypothetical start-up television station in these markets. No impairment charges were recorded in 2017 for FCC licenses.
The Company’s FCC licenses and trade name constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheets. These nonfinancial assets are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 8 for a description of the hierarchy’s three levels.
In 2017, the Company participated in the FCC spectrum auction and received $172 million in gross proceeds. As of December 31, 2017, certain FCC licenses that were part of the FCC spectrum auction were included in assets held for sale. The Company recognized a net pretax gain of $133 million in the first quarter of 2018 related to the surrender of the spectrum of these television stations in January 2018. See Note 10 for additional information regarding the Company’s participation in the FCC spectrum auction.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 6: INVESTMENTS
Investments consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Equity method investments	$1,238,457	$1,254,198
Other equity investments	25,980	27,593
Total investments	$1,264,437	$1,281,791
Equity Method Investments—The Company’s equity method investments at December 31, 2018 included the following private companies:

Company	% Owned
Dose Media, LLC	23%
Television Food Network, G.P.	31%
TKG Internet Holdings II LLC	43%
Income from equity investments, net reported in the Company’s Consolidated Statements of Operations consisted of the following (in thousands):

	2018	2017	2016
Income from equity investments, net, before amortization of basis difference	$219,210	$190,864	$202,758
Amortization of basis difference	(49,875)	(53,502)	(54,602)
Income from equity investments, net	$169,335	$137,362	$148,156
The carrying value of the Company’s investments was increased by $1.615 billion to an aggregate fair value of $2.224 billion as a result of fresh start reporting adopted on the Effective Date. The fair value of the Company’s investments was estimated based on valuations obtained from third parties primarily using the market approach. Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of December 31, 2018 totaled $636 million and have a weighted average remaining useful life of approximately 15 years.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash distributions from the Company’s equity method investments were as follows (in thousands):

	2018	2017	2016
Cash distributions from equity investments (1)	$171,591	$201,892	$170,527

(1)
Certain distributions received from CareerBuilder in 2017 exceeded the Company’s share of CareerBuilder’s cumulative earnings. As a result, the Company determined that these distributions were a return of investment and, therefore, presented such distributions totaling $4 million as an investing activity in the Company’s Consolidated Statements of Cash Flows for 2017.

TV Food Network—The Company’s 31% investment in TV Food Network totaled $1.228 billion and $1.234 billion at December 31, 2018 and December 31, 2017, respectively. The Company recognized equity income from TV Food Network of $160 million in 2018, $141 million in 2017 and $122 million in 2016. The Company received cash distributions from TV Food Network totaling $166 million in 2018, $186 million in 2017 and $158 million in 2016.
TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems.
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
CareerBuilder—On September 13, 2018, the Company sold its remaining 6% investment (on a fully diluted basis, including CareerBuilder employees’ equity awards) (through its investment in Camaro Parent, LLC) in CareerBuilder and received pretax proceeds of $11 million. The Company recognized a pretax loss of $5 million on the sale of its ownership interest in CareerBuilder in the third quarter of 2018.
As of December 31, 2017, the Company’s investment in CareerBuilder totaled $10 million. Through the date of the sale, pursuant to ASC Topic 323, the Company continued to account for CareerBuilder as an equity method investment. The Company recognized equity income from CareerBuilder of $10 million in 2018, an equity loss of $2 million in 2017 and equity income of $27 million in 2016. The Company received cash distributions from CareerBuilder of $6 million in 2018, $16 million in 2017 and $13 million in 2016. The distribution in 2018 included $5 million related to a distribution of proceeds from CareerBuilder’s sale of one its business operations on May 14, 2018. The Company’s share of the gain on sale was approximately $11 million, which is included in equity income on investments, net in 2018.
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
On June 19, 2017, TEGNA announced that it entered into an agreement (the “CareerBuilder Sale Agreement”), together with the other owners of CareerBuilder, including Tribune Media Company, to sell a majority interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC and the Ontario Teachers’ Pension Plan Board. The transaction closed on July 31, 2017 and the Company received cash of $158 million, which included an excess cash distribution of $16 million. The Company recognized

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a gain on sale of $4 million in 2017. As a result of the sale, the Company’s ownership in CareerBuilder declined from 32% to approximately 7%, on a fully diluted basis. As of December 31, 2017, the Company’s ownership in CareerBuilder was approximately 6%, on a fully diluted basis (including CareerBuilder employees unvested equity awards).
The CareerBuilder investment constituted a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheets and was classified as a Level 3 asset in the fair value hierarchy. See Note 8 for a description of the fair value hierarchy’s three levels.
Dose Media, LLC—As of December 31, 2018, the Company’s 23% investment in Dose Media has a carrying value of zero as it was fully impaired as of December 31, 2017. The Company recognized equity losses from Dose Media of $2 million in 2017 and $3 million in 2016. Dose Media is a social media content company that creates and distributes content to help brands detect, optimize and publish stories for digital-first audiences.
In the fourth quarter of 2017, the Company recorded a non-cash pretax impairment charge of $10 million to write down its entire investment in Dose Media. The impairment charge resulted in a decline in the fair value of the investment that the Company determined to be other than temporary.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Revenues, net	$1,263,279	$1,208,357	$1,160,716
Operating income	$654,296	$593,409	$535,131
Net income	$670,738	$608,327	$552,146

	December 31, 2018	December 31, 2017
Current assets	$800,990	$840,763
Non-current assets	$347,688	$150,277
Current liabilities	$108,568	$92,193
Non-current liabilities	$109	$—
Summarized financial information for CareerBuilder and Dose Media is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Revenues, net (1)	$433,757	$645,790	$719,994
Operating income (loss) (1)	$25,791	$(10,457)	$93,619
Net income (loss) (1)	$101,573	$(19,125)	$89,249

(1)	Revenues, net, operating income (loss) and net income (loss) that relate to CareerBuilder include results through September 13, 2018.

	December 31, 2018 (1)	December 31, 2017
Current assets	$1,653	$180,828
Non-current assets	$246	$503,688
Current liabilities	$566	$196,101
Non-current liabilities	$—	$319,037

(1)	Summarized balance sheet information at December 31, 2018 excludes CareerBuilder as the investment was sold on September 13, 2018.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other—Write-downs of investments, gains and losses on investment sales, and gains and losses from other investment transactions are included as non-operating items in the Company’s Consolidated Statements of Operations. In 2017, the Company recorded non-cash pretax impairment charges of $191 million to write down the Company’s investments in CareerBuilder and Dose Media, as discussed above. There were no impairments recorded in 2018 and 2016. These investments constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 8 for a description of the hierarchy’s three levels.
The Company does not guarantee any indebtedness or other obligations for any of its equity method investees.
Marketable Equity Securities—On August 4, 2014, the Company completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing. The Company retained 381,354 shares of Tribune Publishing common stock, representing at that time 1.5% of the outstanding common stock of Tribune Publishing. The Company classified the shares of Tribune Publishing common stock as available-for-sale securities. On January 31, 2017, the Company sold its Tribune Publishing shares for net proceeds of $5 million and recognized a pretax gain of $5 million.

Other Equity Investments—Other equity investments are investments without readily determinable fair values. All of the Company’s other equity investments are in private companies and have historically been recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. Upon adoption of ASU 2016-01 and ASU 2018-03, as further described in Note 1, the Company elected to use a measurement alternative for all investments without readily determinable fair values which allows the Company to measure the value of such equity investments at cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or similar investment. Fair values associated with these investments will be remeasured either upon occurrence of an observable price change or upon identification of an impairment. Changes in the carrying value of these equity investments will be reflected in current earnings. In 2017, the Company recorded a non-cash pretax impairment charge of $3 million to write down one of the its other equity investments. The impairment charge resulted from a decline in the fair value of the investment that the Company determined to be other than temporary. As of December 31, 2018, the Company’s other equity investments primarily include investments in CEV LLC (as defined and described below) and Taboola.com LTD (“Taboola”).
During 2018, the Company sold one of its other equity investments for $4 million and recognized a pretax gain of $4 million.
Chicago Cubs Transactions—On August 21, 2009, the Company and a newly-formed limited liability company, Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), among other parties, entered into an agreement (the “Cubs Formation Agreement”) governing the contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (the “Chicago Cubs”) owned by the Company and its subsidiaries to New Cubs LLC. The contributed assets included, but were not limited to, the Chicago Cubs Major League, spring training and Dominican Republic baseball operations, Wrigley Field, certain other real estate used in the business, and the 25.34% interest in Comcast SportsNet Chicago, LLC, which operates a local sports programming network in the Chicago area (collectively, the “Chicago Cubs Business”). On August 24, 2009, the Debtors filed a motion in the Bankruptcy Court seeking approval for the Company’s entry into the Cubs Formation Agreement and to perform all transactions necessary to effect the contribution of the Chicago Cubs Business to New Cubs LLC. On the same day, the Debtors announced that Tribune CNLBC, the principal entity holding the assets and liabilities of the Chicago Cubs, would commence a Chapter 11 case at a future date as a means of implementing the transactions contemplated by the Cubs Formation Agreement. On September 24, 2009, the Bankruptcy Court authorized the Debtors to perform the transactions contemplated by the Cubs Formation Agreement. On October 6, 2009, Major League Baseball announced unanimous approval of the transactions by the 29 other Major League Baseball franchises. Tribune CNLBC filed the CNLBC Petition on October 12, 2009, and the Bankruptcy Court granted Tribune CNLBC’s motion to approve the proposed contribution of the Chicago Cubs Business and related assets and

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities to New Cubs LLC by an order entered on October 14, 2009. The transactions contemplated by the Cubs Formation Agreement and the related agreements thereto (the “Chicago Cubs Transactions”) closed on October 27, 2009. The Company and its contributing subsidiaries and affiliates received a special cash distribution of $705 million, retained certain accounts receivable and certain deferred revenue payments and had certain transaction fees paid on their behalf by New Cubs LLC. In total, these amounts were valued at approximately $740 million. The full amount of the special cash distribution, as well as collections on certain accounts receivable that Tribune CNLBC retained after the transaction, were deposited with Tribune CNLBC. Tribune CNLBC held the funds pending their distribution under a confirmed and effective Chapter 11 plan for the Company, Tribune CNLBC and their affiliates, or further order of the Bankruptcy Court. These funds were fully distributed to the Company’s creditors on the Effective Date.
As a result of these transactions, as of December 31, 2018, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) owned approximately 95% and the Company owned approximately 5% of the membership interests in CEV LLC. NEH has operational control of CEV LLC. The Company’s equity interest in CEV LLC is accounted for as an other equity investment and was recorded at fair value as of October 27, 2009 based on the cash contributed to CEV LLC at closing. During 2017 and 2016, the Company made capital contributions to CEV LLC totaling $5 million and $3 million, respectively, and continued to maintain its membership interest of approximately 5%. The carrying value of this investment was $20 million at December 31, 2018 and $22 million at December 31, 2017.
The fair market value of the contributed Chicago Cubs Business exceeded its tax basis. The transaction was structured to comply with the partnership provisions of the IRC and related regulations. Accordingly, the distribution of the portion of the special distribution equal to the net proceeds of the debt facilities entered into by New Cubs LLC concurrent with the closing of these transactions did not result in an immediate taxable gain. The portion of the special distribution in excess of the net proceeds of such debt facilities is treated as taxable sales proceeds with respect to a portion of the contributed Chicago Cubs Business (see Note 11).
Concurrent with the closing of the transaction, the Company executed guarantees of collection of certain debt facilities entered into by New Cubs LLC. As of December 31, 2017, the guarantees were capped at $699 million plus unpaid interest. In the first quarter of 2018, New Cubs LLC refinanced a portion of the debt which was guaranteed by the Company and the Company ceased being a guarantor of the refinanced debt. As of December 31, 2018, the remaining guarantees were capped at $249 million plus unpaid interest.
On August 21, 2018, NEH provided a written notice (the “Call Notice”) to the Company that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement (the “CEV LLC Agreement”) of CEV LLC to purchase the Company’s 5% membership interest in CEV LLC. The Company sold its 5% ownership interest in CEV LLC on January 22, 2019 for pretax proceeds of $107.5 million. The Company expects to recognize a pretax gain of $86 million in the first quarter of 2019. As a result of the sale, the total remaining deferred tax liability of $69 million will become currently payable in 2019, as further described in Note 11. Concurrently with the sale, the Company ceased being a guarantor of all debt facilities held by New Cubs LLC.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: DEBT
Debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,268 and $1,900	$188,357	$187,725
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance cost of $18,305 and $21,783	1,647,587	1,644,109
5.875% Senior Notes due 2022, net of debt issuance costs of $9,861 and $12,649	1,090,139	1,087,351
Total debt	$2,926,083	$2,919,185
Maturities—The Company’s debt and other obligations outstanding as of December 31, 2018 mature as shown below (in thousands):

2019	$—
2020	189,625
2021	—
2022	1,105,727
2023	17,614
Thereafter	1,642,551
Total debt	2,955,517
Unamortized discounts and debt issuance costs	(29,434)
Total debt, net of discounts and debt issuance costs	$2,926,083
Secured Credit Facility—On December 27, 2013, in connection with its acquisition of Local TV, the Company as borrower, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan (the “Secured Credit Facility”). The Secured Credit Facility consisted of a $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and a pre-existing term loan facility. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1.000 billion and (y) the maximum amount that would not cause the Company’s net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00.
The obligations of the Company under the Secured Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries, other than certain excluded immaterial subsidiaries (the “Guarantors”). The Secured Credit Facility is secured by a first priority lien on substantially all of the personal property and assets of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company and the Guarantors, subject to certain exceptions. The Secured Credit Facility contains customary limitations, including, among other things, on the ability of the Company and its subsidiaries to incur indebtedness and liens, sell assets, make investments and pay dividends to its shareholders.
Secured Credit Facility Amendments
On June 24, 2015, the Company, the Guarantors and JPMorgan, as administrative agent, entered into an amendment (the “2015 Amendment”) to the Secured Credit Facility. Prior to the 2015 Amendment and the Prepayment (as defined below), $3.479 billion of term loans (the “Former Term Loans”) were outstanding under the Secured Credit Facility. Pursuant to the 2015 Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into a new tranche of term loans (the “Converted Term B Loans”), along with certain new lenders who advanced $1.802 billion into the new tranche of term loans (the “New Term B Loans” and, together with the Converted Term B Loans, the “Term B Loans”). The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In connection with the 2015 Amendment, the Company used the net proceeds from the sale of the Notes (as defined below), together with cash on hand, to prepay (the “Prepayment”) $1.100 billion of the Term B Loans. After giving effect to the 2015 Amendment and the Prepayment, there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility.
On January 27, 2017, the Company, the Guarantors, JPMorgan, as administrative agent, and certain existing lenders entered into an amendment (the “2017 Amendment”) to the Secured Credit Facility, pursuant to which, among other things, (i) certain term lenders converted a portion of their Term B Loans outstanding immediately prior to the closing of the 2017 Amendment (the “Former Term B Loans”) into a new tranche of term loans in an aggregate amount (after giving effect to the Term Loan Increase Supplement (as defined below)) of approximately $1.761 billion (the “Term C Loans”), electing to extend the maturity date of the Term C Loans from December 27, 2020 to the earlier of (A) January 27, 2024 and (B) solely to the extent that more than $600 million in aggregate principal amount of the Company’s 5.875% Senior Notes due 2022 remain outstanding on such date, the date that is 91 days prior to July 15, 2022 (as such date may be extended from time to time) and (ii) certain revolving lenders under the Revolving Credit Facility converted all of their revolving commitments into a new tranche of revolving commitments (the “New Initial Revolving Credit Commitments;” the existing tranche of revolving commitments of the remaining revolving lenders, the “Existing Revolving Tranche”), electing to extend the maturity date of the New Initial Revolving Credit Commitments from December 27, 2018 to January 27, 2022. A portion of each of the Former Term B Loans and the Existing Revolving Tranche remained in place following the 2017 Amendment and each will mature on its respective existing maturity date. Concurrent with the 2017 Amendment, the Company entered into certain interest rate swaps with a notional value of $500 million to hedge variable rate interest payments associated with the Term C Loans due under the 2017 Amendment. See Note 8 for further information on the interest rate swaps.
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
Term Loan Facility
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
Term C Loans bear interest, at the Company’s election, at a rate per annum equal to either (i) the sum of Adjusted LIBOR, subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Voluntary prepayments of the Term C Loans are permitted at any time, in minimum principal amounts, without premium or penalty.
On February 1, 2017, the Company used $400 million from the proceeds from the Gracenote Sale to prepay a portion of its Term B Loans. Subsequent to this payment, the Company’s quarterly installments related to the remaining principal amount of Term B Loans are no longer due. During the third quarter of 2017, the Company used $102 million of after-tax proceeds received from its participation in the FCC spectrum auction to prepay $10 million of the Term B Loans and $91 million of the Term C Loans. Subsequent to these payments, the Company’s quarterly installments related to the remaining principal amount of the Term C Loans are not due until the third quarter of 2022. See Note 10 for additional information regarding the Company’s participation in the FCC’s incentive auction.
As a result of the 2017 Amendment and the Term Loan Facility prepayments, the Company recorded charges of $20 million on the extinguishment and modification of debt in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. The loss included a write-off of unamortized debt issuance costs of $7 million and an unamortized discount of $2 million as a portion of the Term Loan Facility was considered extinguished for accounting purposes as well as an expense of $12 million of third parties fees as a portion of the Term Loan Facility was considered a modification transaction under ASC 470, “Debt.”
The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $20 million and $24 million at December 31, 2018 and December 31, 2017, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or Term C Loans, as applicable.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Under the Revolving Credit Facility, the loans made pursuant to New Initial Revolving Credit Commitments bear interest initially, at the Company’s election, at a rate per annum equal to either (i) the sum of Adjusted LIBOR, subject to a minimum rate of zero, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. The interest rate and other terms specific to the Term B Loans and Existing Revolving Tranche were unchanged by the 2017 Amendment.
The Revolving Credit Facility includes a covenant that requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 35% of the aggregate amount of revolving commitments as of the date of the 2017 Amendment (after giving effect to Revolving Credit Facility Increase (as defined below)). This covenant was not required to be tested for the quarterly period ended December 31, 2018.
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
In accordance with the 2017 Amendment, on December 27, 2018, the amount of commitments under the Revolving Credit Facility was reduced to $338 million. At December 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility, however, there were $20 million and $21 million, respectively, of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
5.875% Senior Notes due 2022—On June 24, 2015, the Company issued $1.100 billion aggregate principal amount of its 5.875% Senior Notes due 2022 (the “Notes”) under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among the Company, certain subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2015, among the Company, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture”), the Second Supplemental Indenture, dated as of September 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Second Supplemental Indenture”), and the Third Supplemental Indenture, dated as of October 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Third Supplemental Indenture” and, together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The Company used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment discussed above. The Company’s unamortized transaction costs related to the Notes, which are classified as a debt discount in the Company’s Consolidated Balance Sheets and amortized to interest expense over the contractual term of the Notes, were $10 million and $13 million at December 31, 2018 and December 31, 2017, respectively.

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
The Company may redeem the Notes, in whole or in part, prior to July 15, 2019, at a price equal to 102.938% of the principal amount of the Notes, (ii) on or after July 15, 2019 and prior to July 15, 2020, at a price equal to 101.469% of the principal amount of the Notes, and (iii) on or after July 15, 2020, at a price equal to 100.000% of the principal amount of the Notes, in each case, plus accrued and unpaid interest, if any, to (but excluding) the applicable redemption date.
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
Consent Solicitation
On June 22, 2017, the Company announced that it received consents from 93.23% of holders of the Notes outstanding as of the record date of June 12, 2017, to effect certain proposed amendments to the Indenture. The Company undertook the consent solicitation (the “Consent Solicitation”) at the request and expense of Sinclair in accordance with the terms of the Sinclair Merger Agreement. In conjunction with receiving the requisite consents, on June 22, 2017, the Company, the Subsidiary Guarantors party thereto and the Trustee, entered into the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the Indenture, to effect certain amendments to the Indenture to facilitate the integration of the Company and the Notes with and into Sinclair’s debt capital structure in connection with the Sinclair Merger. As further described in Note 1, the Company terminated the Sinclair Merger Agreement on August 9, 2018. Therefore, the amendments contemplated in the Fourth Supplemental Indenture will never become operative.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dreamcatcher—The Company and the Guarantors guaranteed the obligations of Dreamcatcher under its senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 1). As further described in Note 10, on April 13, 2017, the FCC announced the conclusion of the incentive auction, the results of the reverse and forward auction and the repacking of broadcast television spectrum. The Company participated in the auction and a Dreamcatcher station received $26 million of pretax proceeds in 2017, as further described in Note 10. Any proceeds received by Dreamcatcher as a result of the incentive auction were required to be first used to repay the Dreamcatcher Credit Facility. During the third quarter of 2017, the Company used $12.6 million of after-tax proceeds from the FCC spectrum auction to prepay the Dreamcatcher Credit Facility. The debt extinguishment charge recorded by the Company in the year ended December 31, 2017 was immaterial. The Company made the final payment to pay off in full the Dreamcatcher Credit Facility in September 2017.
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
On January 27, 2017, concurrent with the 2017 Amendment, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. As a result, no ineffectiveness has been recognized in the Consolidated Statements of Operations during 2018 and 2017. Additionally, for the interest rate swaps, no amounts are excluded from the assessment of hedge effectiveness. The monthly net interest settlements under the interest rate swaps are reclassified out of AOCI and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. Realized losses of $1 million and $5 million were recognized in interest expense in 2018 and 2017, respectively. As of December 31, 2018, the fair value of the interest rate swaps was recorded in non-current assets in the amount of $6 million with the unrealized gain recognized in other comprehensive income (loss). As of December 31, 2018, the Company expects approximately $1 million to be reclassified out of AOCI as a reduction of interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The carrying values of cash and cash equivalents, restricted cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value due to their short term to maturity. Certain of the Company’s cash equivalents are held in money market funds which are valued using net asset value (“NAV”) per share, which are considered Level 1 in the fair value hierarchy.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Term Loan Facility
Term B Loans due 2020	$187,965	$188,357	$189,704	$187,725
Term C Loans due 2024	$1,631,742	$1,647,587	$1,666,942	$1,644,109
5.875% Senior Notes due 2022	$1,111,000	$1,090,139	$1,132,417	$1,087,351
Each category of financial instruments are classified in the following level of the fair value hierarchy:
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both December 31, 2018 and December 31, 2017 are classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Notes at December 31, 2018 and December 31, 2017 are classified in Level 2 of the fair value hierarchy.
Investments Without Readily Determinable Fair Values—Non-equity method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment as further described in Note 6. In 2017, the Company recorded a non-cash pretax impairment charge of $3 million to write down one of its other equity investments. The impairment charge resulted from a decline in the fair value of the investment that the Company determined to be other than temporary. No other events or changes in circumstances occurred during 2018 or 2017 that suggested an impairment or an observable price change to any of these investments resulting from an orderly transaction for the identical or similar investment. The non-equity method investments are classified in Level 3 of the fair value hierarchy.
NOTE 9: CONTRACTS PAYABLE FOR BROADCAST RIGHTS
Contracts payable for broadcast rights totaled $466 million and $554 million at December 31, 2018 and December 31, 2017, respectively. Scheduled future obligations under contractual agreements for broadcast rights at December 31, 2018 are as follows (in thousands):

2019	$232,687
2020	121,781
2021	90,616
2022	18,846
2023	2,032
Total	$465,962

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: COMMITMENTS AND CONTINGENCIES
Broadcast Rights—The Company has entered into certain contractual commitments for broadcast rights that are not currently available for broadcast, including programs not yet produced. In accordance with ASC Topic 920, such commitments are not included in the Company’s consolidated financial statements until the cost of each program is reasonably determinable and the program is available for its first showing or telecast. If programs are not produced, the Company’s commitments would expire without obligation. Payments for broadcast rights generally commence when the programs become available for broadcast. At December 31, 2018 and December 31, 2017, these contractual commitments totaled $603 million and $860 million, respectively.
Operating Leases—The Company leases certain equipment and office and production space under various operating leases. Net lease expense from continuing operations was $33 million, $31 million and $24 million in 2018, 2017 and 2016, respectively.
The Company’s future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows (in thousands):

2019	$33,042
2020	31,035
2021	22,496
2022	22,004
2023	20,798
Thereafter	91,961
Total	$221,336
Other Commitments—At December 31, 2018, the Company had commitments under purchasing obligations related to capital projects, technology services, news and market data services, and talent contracts totaling $247 million.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of March 1, 2019, the Company had FCC authorization to operate 39 television stations and one AM radio station.
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”), a company may own up to two television stations within the same Nielsen Media Research Designated Market Area (“DMA”) (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top-four-rated station or (iii) where certain waiver criteria are met. In a report and order issued in August 2016 and effective December 1, 2016 (the “2014 Quadrennial Review Order”), the FCC, among other things, adopted a rule applying the “top-four” ownership limitation to “affiliations swaps” within a market, thereby prohibiting transactions between networks and their local station affiliates pursuant to which affiliations are reassigned in a way that results in common ownership or control of two of the top-four rated stations in the DMA. The prohibition is prospective only and does not apply to multiple top-four network multicast streams broadcast by a single station. On

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 16, 2017 the FCC adopted an order on reconsideration (the “2014 Quadrennial Review Reconsideration Order”) providing for a case-by-case review of the presumption against television combinations involving two top-four ranked stations in a market. The 2014 Quadrennial Review Order and the 2014 Quadrennial Review Reconsideration Order both are subject to pending petitions for judicial review by the Third Circuit. On January 25, 2018, the petitioners in that case filed an “Emergency Petition” asking the court to stay the effectiveness of all the FCC rule changes embodied in the 2014 Quadrennial Review Reconsideration Order. In an order issued on February 7, 2018, the court denied the “Emergency Petition” and stayed the petitioners’ underlying appeal of the 2014 Quadrennial Review Reconsideration Order for six months. On December 13, 2018, the FCC issued a Notice of Proposed Rulemaking initiating the 2018 Quadrennial Review (the “2018 Quadrennial Review”), which, among other things, seeks comment on all aspects of the Duopoly Rule’s application and implementation, including whether it remains necessary to serve the public interest in the current television marketplace. The Company cannot predict the outcomes of these proceedings, or the effect on our business.
The Company owns duopolies permitted in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top four voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. Duopoly Rule waivers granted in connection with the FCC’s approval of the Company’s plan of reorganization (the “Exit Order”) or the Local TV Acquisition (the “Local TV Transfer Order”) authorize the Company’s ownership of duopolies in the New Haven-Hartford and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs. All of these combinations are permitted under the Duopoly Rule as revised by the 2014 Quadrennial Review Reconsideration Order, subject to reauthorization of any outstanding waivers in the event of the assignment or transfer of control of any of the affected station licenses.
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In a Report and Order issued on September 7, 2016 (the “UHF Discount Repeal Order”), the FCC repealed the UHF Discount but grandfathered existing station combinations, (including the Company’s) that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The FCC reinstated the UHF Discount in an Order on Reconsideration adopted on April 20, 2017 (the “UHF Discount Reconsideration Order”). A petition for judicial review of the UHF Discount Reconsideration Order by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed on jurisdictional grounds on July 25, 2018. A petition for review of the UHF Discount Repeal Order by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed as moot on December 19, 2018.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Twenty-two of the Company’s television stations (including WTTK, which operates as a satellite station of WTTV) are required to change frequencies or otherwise modify their operations as a result of the repacking. In doing so, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams.
Through December 31, 2018, the Company incurred $27 million in capital expenditures for the spectrum repack, of which $24 million were incurred in 2018. The Company expects that the reimbursements from the FCC’s special fund will cover the majority of the Company’s costs and expenses related to the repacking. However, the Company cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of the Company’s costs and expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
The Company received FCC reimbursements of $11 million during the year ended December 31, 2018. The reimbursements are included as a reduction in SG&A and are presented as an investing inflow in the Consolidated Statement of Cash Flows.
As described in Note 1, the Company completed the Local TV Acquisition on December 27, 2013 pursuant to FCC staff approval granted on December 20, 2013 in the Local TV Transfer Order. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. The Company filed an Opposition to the Application for Review on February 21, 2014. Free Press filed a reply on March 6, 2014. The matter is pending.
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
Chapter 11 Reorganization and Confirmation Order Appeals—On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On April 12, 2012, the Debtors, Oaktree Capital Management, L.P. (“Oaktree”), Angelo, Gordon & Co. L.P. (“AG”), the Official Committee of Unsecured Creditors (the “Creditors’ Committee”), and JPMorgan Chase Bank, N.A. (“JPMorgan” and, together with the Debtors, Oaktree, AG and the Creditors’ Committee, the “Plan Proponents”) filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries with the Bankruptcy Court (as subsequently modified by the Plan Proponents, the “Plan”).
On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141. Where appropriate, the Company and its business operations as conducted on or prior to December 30, 2012 are herein referred to collectively as the “Predecessor.”
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
As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of December 31, 2018, restricted cash and cash equivalents held by the Company to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations.
As of December 31, 2018, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
The ultimate amounts to be paid in resolutions of the remaining proofs of claim, including indemnity claims, continues to be subject to uncertainty. If the aggregate allowed amount of the remaining claims exceeds the restricted cash and cash equivalents held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
Notices of appeal of the Confirmation Order were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of December 31, 2018, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, the Company’s financial condition may be adversely affected.
Reorganization Items, Net—ASC Topic 852, “Reorganizations” requires that the financial statements for periods subsequent to the filing of the Chapter 11 cases distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled $2 million for each of the years ended December 31, 2018 and December 31, 2017 and $1 million for the year ended December 31, 2016. Operating net cash outflows resulting from reorganization costs for 2018 totaled $2 million and for each of 2018, 2017 and 2016, and were principally for the payment of professional advisory fees and other fees in each year. All other items included in reorganization costs in 2018, 2017 and 2016 are primarily non-cash adjustments.
The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2019 and potentially in future periods. These expenses will include primarily professional advisory fees and other costs related to the resolution of unresolved claims.
Other Contingencies—The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 11 for a discussion of potential income tax liabilities.
The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or liquidity.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11: INCOME TAXES
The following is a reconciliation of income taxes from continuing operations computed at the U.S. federal statutory rate to income tax expense from continuing operations reported in the Consolidated Statements of Operations (in thousands):

	2018	2017	2016
Income (loss) from continuing operations before income taxes	$525,660	$(118,296)	$434,242

Federal income tax rate	21%	35%	35%
Federal income taxes	110,389	(41,404)	151,985
State and local income taxes, net of federal tax benefit	23,218	(4,606)	17,474
Domestic production activities deduction	—	(5,539)	(6,807)
Non-deductible reorganization and transaction costs	(2,959)	7,598	497
Impact of federal and state rate changes	(23,291)	(262,851)	—
Income tax settlements and other adjustments, net	(909)	634	179,558
Other, net	6,682	4,795	4,495
Income tax expense (benefit) from continuing operations	$113,130	$(301,373)	$347,202

Effective tax rate	21.5%	254.8%	80.0%
In 2018, income tax expense amounted to $113 million, which reflects a $24 million discrete income tax benefit primarily resulting from return to provision adjustments which have the effect of adjusting the provisional discrete net tax benefit recorded due to Tax Reform as defined and further described below, partially offset by a $1 million charge primarily due to a decrease in the Company’s net state deferred tax assets as a result of a change in the Company’s state effective income tax rate.
In 2017, income tax benefit amounted to $301 million, which reflects a $256 million provisional discrete net tax benefit due to Tax Reform and a benefit of $7 million due to a decrease in the Company’s net state deferred tax liabilities as a result of a change in the Company’s state effective income tax rate.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Under ASC Topic 740, the effects of Tax Reform are recognized in the period of enactment and as such were recorded in the Company’s fourth quarter of 2017. Consistent with the guidance under ASC Topic 740, and subject to Staff Accounting Bulletin (“SAB”) 118, which provides for a measurement period to complete the accounting for certain elements of Tax Reform, the Company recorded the provisional impact from the enactment of Tax Reform in the fourth quarter of 2017. As a result of Tax Reform, the Company recorded a provisional discrete net tax benefit of $256 million, primarily due to a remeasurement of the net deferred tax liabilities resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21%. In 2018, the Company completed the accounting for the income tax effects of Tax Reform and recorded an additional income tax benefit of $24 million to its net deferred tax liabilities, primarily resulting from return to provision adjustments which have the effect of adjusting the provisional discrete net tax benefit recorded in the fourth quarter of 2017. The tax benefit was recorded as the result of new information, including higher than expected pension contributions and new filing positions reported in the Company’s income tax returns as they became due. While the Company considers the income tax accounting related to Tax Reform to be complete, the Company continues to evaluate new guidance and tax legislation as it is issued. Tax Reform also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company does not have any net accumulated E&P in its foreign subsidiaries and therefore is not subject to tax for the year ended December 31, 2017. Further, the Company has analyzed the effects of new taxes due on certain foreign income, such as global intangible low-taxed

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income (“GILTI”), base-erosion anti-abuse tax (“BEAT”), foreign-derived intangible income (“FDII”) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018. The Company has determined that these new provisions are not material or applicable to the Company.
In 2016, income tax expense amounted to $347 million, which reflects a $191 million charge related to the Newsday settlement, as described below. In addition, tax expense included favorable adjustments of $11 million related to the resolution of certain federal and state income tax matters and other adjustments.
The Company has not recorded a provision for deferred U.S. income tax expense on any undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The Company had less than $1 million at each of December 31, 2018, December 31, 2017 and December 31, 2016. The amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not material.
Components of income tax expense (benefit) from continuing operations were as follows (in thousands):

	2018	2017	2016
Current:
U.S. federal	$21,069	$94,873	$273,205
State and local	12,282	18,810	35,057
Sub-total	33,351	113,683	308,262
Deferred:
U.S. federal	61,144	(381,063)	32,783
State and local	18,635	(33,993)	6,157
Sub-total	79,779	(415,056)	38,940
Total income tax expense (benefit) from continuing operations	$113,130	$(301,373)	$347,202

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Broadcast rights	$43,131	$53,249
Postretirement benefits other than pensions	1,736	1,970
Stock-based compensation and other employee benefits	11,747	13,995
Pensions	98,980	93,913
Deferred gain on spectrum	—	49,103
Other accrued liabilities	8,339	9,630
Other future deductible items	12,959	14,479
Net operating loss carryforwards	1,067	1,436
Accounts receivable	1,149	1,240
	179,108	239,015
Valuation allowance	(609)	(633)
Total deferred tax assets	$178,499	$238,382

Deferred tax liabilities:
Net intangible assets	$357,353	$370,284
Investments	213,887	209,751
Deferred gain on partnership contributions	69,326	96,076
Net properties	78,845	70,445
Deferred gain on spectrum	33,012	—
Total deferred tax liabilities	752,423	746,556
Net deferred tax liabilities	$573,924	$508,174
Federal, State and Foreign Operating Loss Carryforwards—At December 31, 2018 and December 31, 2017, the Company had approximately $45 million and $50 million, respectively, of state operating loss carryforwards. The carryforwards will expire between 2020 and 2029. The Company has not recorded a valuation allowance on the basis of management’s assessment that the net operating losses are more likely than not to be realized. The federal, state and foreign operating loss carryforwards attributable to the divested entities have been classified as discontinued operations, as further described in Note 2.
Newsday Transactions—The Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owned approximately 97% and the Company owned approximately 3% of NHLLC. The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On September 2, 2015, the Company sold its 3% interest in Newsday. Through December 31, 2015, the Company made approximately $136 million of federal and state tax payments through its regular tax reporting process, which included $101 million that became payable upon closing of the sale of the Newsday partnership interest.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

timely filed a protest in response to the IRS’s proposed tax adjustments. In addition, if the IRS prevailed, the Company also would have been subject to state income taxes, interest and penalties.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, the Company reevaluated its tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, during the second quarter of 2016, the Company recorded a $102 million charge which was reflected as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve included federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. In connection with the potential resolution of the matter, the Company also recorded $91 million of income tax expense to increase the Company’s deferred income tax liability to reflect the reduction in the tax basis of the Company’s assets. The reduction in tax basis is required to reflect the reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. During the third quarter of 2016, the Company reached an agreement with the IRS administrative appeals division regarding the Newsday transaction which applies for tax years 2008 through 2015. The terms of the agreement reached with the IRS appeals office were materially consistent with the Company’s reserves at June 30, 2016. During the fourth quarter of 2016, the Company recorded an additional $1 million of income tax expense primarily related to the additional accrual of interest. During the second half of 2016, the Company paid $122 million of federal taxes, state taxes (net of state refunds), interest and penalties. The tax payments were recorded as a reduction in the Company’s current income tax reserve described above. The remaining state liabilities of $5 million and $4 million are included in the income taxes payable account on the Company’s Consolidated Balance Sheet at December 31, 2018 and December 31, 2017, respectively. In connection with the final agreement, the Company also recorded an income tax benefit of $3 million to adjust the previously recorded estimate of the deferred tax liability adjustment described above.
Chicago Cubs Transactions—As further described in Note 6, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, NEH owned 95% and the Company owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2018 would be approximately $81 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As of December 31, 2018, the Company has paid or accrued approximately $80 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s Consolidated Balance Sheet at December 31, 2018 and December 31, 2017 includes a deferred tax liability of $69 million and $96 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
As further described in Note 6, on August 21, 2018, NEH provided the Call Notice to the Company that NEH was exercising its right to purchase the Company’s 5% membership interest in CEV LLC. The Company sold its 5% ownership interest in CEV LLC on January 22, 2019. As a result of the sale, the total remaining deferred tax liability of $69 million will become currently payable in 2019. The sale of the Company’s ownership interest in CEV LLC has no impact on the Company’s dispute with the IRS.

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
The Company’s liability for unrecognized tax benefits totaled $21 million at December 31, 2018 and $23 million at December 31, 2017. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $18 million and $20 million impact on the Company’s reported income tax expense in 2018 and 2017, respectively.
As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company’s accrued interest and penalties related to uncertain tax positions totaled $1 million of tax expense for both December 31, 2018 and December 31, 2017.
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
The following summarizes the changes in the Company’s liability for unrecognized tax benefits (in thousands):

Liability at December 31, 2015	$33,632
Gross increase as a result of tax positions related to a prior period	46,034
Gross increase as a result of tax positions related to the current period	449
Gross decrease as a result of tax positions related to a prior period	(2,591)
Decreases related to settlements with taxing authorities	(45,130)
Reclassifications to income taxes payable	(1,615)
Decrease related to statute of limitations expirations	(8,247)
Liability at December 31, 2016	$22,532
Gross increase as a result of tax positions related to a prior period	223
Gross increase as a result of tax positions related to the current period	2,414
Gross decrease as a result of tax positions related to a prior period	(277)
Decreases related to settlements with taxing authorities	(1,568)
Decrease related to statute of limitations expirations	(2)
Liability at December 31, 2017	$23,322
Gross increase as a result of tax positions related to a prior period	25
Gross increase as a result of tax positions related to the current period	279
Gross decrease as a result of tax positions related to a prior period	(1,490)
Decreases related to settlements with taxing authorities	(525)
Decrease related to statute of limitations expirations	(229)
Liability at December 31, 2018	$21,382

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 12: PENSION AND OTHER RETIREMENT PLANS
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
The Company also maintains three small defined benefit pension plans for other employees and former employees and participates in several multiemployer pension plans on behalf of employees represented by certain unions. During 2011, two of these small Company-sponsored defined benefit pension plans were frozen. In March 2011, the pension plan benefits of The Baltimore Sun Company Retirement Plan for Mailers (the “Baltimore Mailers Plan”) were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Baltimore Mailers Union Local No. 888. In June 2011, the pension plan benefits of The Baltimore Sun Company Employees’ Retirement Plan were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Washington-Baltimore Newspaper Guild. The other small Company-sponsored defined benefit pension plan covers certain union employees covered by collective bargaining agreements and certain hourly employees not covered by a separate collective bargaining agreement. This plan is not frozen and represents less than 2% of the total projected benefit obligation for the Company-sponsored defined benefit pension plans at December 31, 2018.
Multiemployer Pension Plans—As discussed above, the Company contributes to various multiemployer pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if the Company chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on the unfunded status of the plan. The Company’s contributions to multiemployer pension plans were $3 million for each of 2018, 2017 and 2016. Based on contributions reported in the most recent Form 5500 for the largest multiemployer pension plan, the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s contributions represent less than 5% of the plan’s total contributions. No multiemployer pension plan contributed to by the Company was individually significant. The Pension Protection Act of 2006 (“PPA”) zone status as of December 31, 2018 for the AFTRA Retirement Plan, which represented 95% of the Company’s contributions in 2018, was green based on the plan’s year-end at November 30, 2017. Pursuant to the PPA, a plan in the green zone is at least 80% funded. The Company’s participation in other plans was immaterial in 2018.
Postretirement Benefits Other Than Pensions—The Company provides postretirement health care and life insurance benefits to eligible employees under a variety of plans. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. Effective January 1, 2016, the Company no longer offers retiree medical coverage to employees who retire after January 1, 2016.
Obligations and Funded Status—As discussed in Note 1, the Company recognizes the overfunded or underfunded status of its defined benefit pension and other postretirement plans as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income (loss).
Summarized information for the Company’s defined benefit pension plans and other postretirement plans is provided below (in thousands):

	Pension Plans		Other Postretirement Plans
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Change in benefit obligations:
Projected benefit obligations, beginning of year	$2,056,876	$1,990,263	$7,674	$8,875
Service cost	934	768	—	—
Interest cost	71,138	78,195	230	264
Plan amendments	224	601	—	—
Impact of Medicare Reform Act	—	—	25	42
Actuarial (gain) loss	(135,146)	94,092	(498)	(593)
Benefits paid	(108,630)	(107,043)	(666)	(914)
Projected benefit obligations, end of year	1,885,396	2,056,876	6,765	7,674
Change in plans’ assets:
Fair value of plans’ assets, beginning of year	1,660,001	1,545,862	—	—
Actual return on plans’ assets	(101,797)	221,182	—	—
Employer contributions	55,500	—	666	914
Benefits paid	(108,630)	(107,043)	(666)	(914)
Fair value of plans’ assets, end of year	1,505,074	1,660,001	—	—
Under funded status of the plans	$(380,322)	$(396,875)	$(6,765)	$(7,674)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the Company’s Consolidated Balance Sheets consisted of (in thousands):

	Pension Plans		Other Postretirement Plans
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Employee compensation and benefits (1)	$—	$—	$(1,198)	$(1,157)
Pension obligations, net (2)	(380,322)	(396,875)	—	—
Postretirement medical, life and other benefits (2)	—	—	(5,567)	(6,517)
Net amount recognized	$(380,322)	$(396,875)	$(6,765)	$(7,674)

(1)	Included in current liabilities within the Company’s Consolidated Balance Sheets.

(2)	Included in non-current liabilities within the Company’s Consolidated Balance Sheets.
The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $1.885 billion and $2.057 billion at December 31, 2018 and December 31, 2017, respectively.
The components of net periodic benefit credit for Company-sponsored plans were as follows (in thousands):

	Pension Plans			Other Postretirement Plans
	2018	2017	2016	2018	2017	2016
Service cost	$934	$768	$692	$—	$—	$—
Interest cost	71,138	78,195	82,724	230	264	320
Expected return on plans’ assets	(99,283)	(101,126)	(107,616)	—	—	—
Recognized actuarial loss	17	—	—	—	—	—
Amortization of prior service costs (credits)	140	116	90	(381)	(380)	(380)
Net periodic benefit credit	$(27,054)	$(22,047)	$(24,110)	$(151)	$(116)	$(60)
Amounts included in the AOCI component of shareholders’ equity for Company-sponsored plans were as follows (in thousands):

	Pension Plans		Other Postretirement Plans		Total
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Unrecognized net actuarial (losses) gains, net of tax	$(109,677)	$(46,897)	$577	$176	$(109,100)	$(46,721)
Unrecognized prior service (cost) credit, net of tax	(1,117)	(942)	1,979	1,851	862	909
Total	$(110,794)	$(47,839)	$2,556	$2,027	$(108,238)	$(45,812)
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were as follows:

	Pension Plans		Other Postretirement Plans
	2018	2017	2018	2017
Discount rate for expense	3.55%	4.05%	3.10%	3.30%
Discount rate for obligations	4.20%	3.55%	3.75%	3.10%
Long-term rate of return on plans’ assets for expense	6.40%	6.60%	—	—
The Company utilizes the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for the Company’s benefit obligations.
The Company used a multi-pronged approach to determine its 6.40% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. See the “Plan Assets” section below for further information.

For purposes of measuring postretirement health care costs for 2018, the Company assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2018, the Company assumed a 6.7% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2018, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$7	$(7)
Projected benefit obligation	$189	$(174)
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
The actual allocations for the pension assets at December 31, 2018 and December 31, 2017 and target allocations by asset class were as follows:

	Percentage of Plan Assets
	Actual Allocations		Target Allocations
Asset category:	2018	2017	2018	2017
Equity securities	47.8%	52.7%	50.0%	50.0%
Fixed income securities	44.2%	40.7%	45.0%	45.0%
Cash and other short-term investments	1.1%	0.7%	—	—
Other alternative investments	6.9%	5.9%	5.0%	5.0%
Total	100.0%	100.0%	100.0%	100.0%

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables set forth, by asset category, the Company’s pension plan assets as of December 31, 2018 and December 31, 2017, using the fair value hierarchy established under ASC Topic 820 and described in Note 8. The fair value hierarchy in the tables exclude certain investments which are valued using NAV as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$523,262	$—	$—	$523,262
Common/collective trusts	—	17,219	—	17,219
Fixed income:
U.S. government securities	—	214,902	—	214,902
Corporate bonds	—	314,768	—	314,768
Mortgage-backed and asset-backed securities	—	20,841	—	20,841
Other (1)	—	(15,247)	—	(15,247)
Pooled separate account	—	15,759	—	15,759
Total pension plan assets measured at fair value	$523,262	$568,242	$—	1,091,504

Pension plan assets measured at NAV as a practical expedient (2)				387,922
Pension plan assets measured at contract value:
Insurance contracts				25,648
Total pension plan assets				$1,505,074

(1)	Other includes pending net security purchases of $58 million.

(2)
Certain common/collective trusts, the international equity limited liability company, real estate, private equity and venture capital limited partnerships that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

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

(2)
Certain common/collective trusts, the international equity limited company, real estate, private equity and venture capital limited partnerships that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

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
Cash Flows—In 2018, the Company made contributions of $56 million to its qualified pension plans and $1 million to its other postretirement plans. The Company expects to contribute $3 million to its qualified pension plans and $1 million to its other postretirement plans in 2019.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected Future Benefit Payments—Benefit payments expected to be paid under the Company’s qualified pension plans and other postretirement benefit plans are summarized below. The benefit payments reflect expected future service, as appropriate (in thousands):

	Qualified Pension Plan Benefits	Other Postretirement Benefits
2019	$120,807	$1,095
2020	$123,701	$973
2021	$127,592	$872
2022	$129,007	$777
2023	$128,297	$689
2024-2028	$625,472	$2,299
Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments. The Company’s current qualified 401(k) savings plans provide for a matching contribution paid by the Company of 100% on the first 2% of eligible pay contributed by eligible employees and 50% on the next 4% of eligible pay contributed. The Tribune Company 401(k) Savings Plan and Tribune Media Company 401(k) Plan also provide for an annual discretionary profit sharing contribution tied to the Company achieving certain financial targets. The Company made contributions of $13 million, $14 million and $16 million, to certain of its defined contribution plans in 2018, 2017 and 2016, respectively. The Company recorded compensation expense related to its defined contribution plans from continuing operations of $13 million in each of 2018, 2017 and 2016. These expenses are included in SG&A in the Company’s Consolidated Statements of Operations.
NOTE 13: CAPITAL STOCK
Common Stock and Warrants—As of the Effective Date, the Company issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. Certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the year ended December 31, 2017 on a net basis, 48 shares of Class B Common Stock were converted into 48 shares of Class A Common Stock. There were no conversions during the years ended December 31, 2018 and December 31, 2016.
In addition, on the Effective Date, the Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock. The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. No Warrants were exercised for Class A Common Stock or Class B Common Stock during the year ended December 31, 2018. During the years ended December 31, 2017 and December 31, 2016, 97,681 and 163,077 Warrants, respectively, were exercised for 97,681 and 163,077 shares, respectively, of Class A Common Stock. In addition, 10,147 shares and 16,898 shares of Class A Common

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock were issued in the form of unrestricted stock awards to certain members of the Board as compensation for retainer fees in 2017 and 2016, respectively (see Note 14 for further information). At December 31, 2018, the following amounts were issued: 101,790,837 shares of Class A Common Stock, of which 14,102,185 were held in treasury, 5,557 shares of Class B Common Stock and 30,551 Warrants.
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
On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to AG (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree (the “Oaktree Group”), and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group, and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable securities who became a party thereto. “Registrable Securities” consist of Common Stock, securities convertible into or exchangeable for Common Stock and options, Warrants or other rights to acquire Common Stock. Registrable Securities will cease to be Registrable Securities, among other circumstances, upon their sale under a registration statement or pursuant to Rule 144 under the Securities Act. The Registration Rights Agreement gives a Stockholder Group demand registration, shelf registration and piggyback registration rights. At any time, any Stockholder Group holding at least 5% of the outstanding Class A Common Stock (on a fully diluted basis) (a “Demand Holder”) has certain rights to demand the registration of Registrable Securities on an underwritten or non-underwritten basis, provided that certain conditions are met, including that the aggregate proceeds expected to be received is greater than the lesser of (i) $100 million and (ii) 2.5% of the market capitalization of the Company. Each Stockholder Group is permitted a limited number of demand registrations on Form S-1 (Oaktree Group – five and the AG Group and JPMorgan Group – each three) and an unlimited number of demand registrations on Form S-3. The Company is not required to file a demand registration statement within 90 days after the effective date of a previous registration statement (other than on Form S-8 or S-4). At any time that the Company is eligible for registration on Form S-3, any Demand Holder may demand the Company file a shelf registration statement covering Registrable Securities. The Stockholder Groups are also afforded unlimited registration rights (piggyback rights) on any registration statement (other than registrations on Form S-8 or S-4 or for rights offerings) filed by the Company with respect to securities of the same class or series covered by such registration statement. The Company has certain rights to

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

suspend its obligations with respect to registrations under certain conditions or upon the happening of certain events (such as pending material corporate developments) for specified periods of time as set forth in the Registration Rights Agreement. The Registration Rights Agreement also includes other customary terms and conditions, including customary lock-up or “holdback” provisions binding the stockholders and the Company and indemnity and contribution obligations of the Company and the stockholders participating in a registration. The registration rights are only transferable to, subject to certain conditions, (i) an affiliate of a Stockholder Group or (ii) a transferee of a Stockholder Group if at least 5% of the Class A Common Stock (on a fully diluted basis) is being transferred to such transferee (and such transferee may not subsequently transfer its registration rights to any other person or entity, other than to a Stockholder Group). The Registration Rights Agreement terminates on December 31, 2022.
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
Common Stock Repurchases—On February 24, 2016, the Board authorized a stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. During 2016, the Company repurchased 6,432,455 shares for $232 million at an average price of $36.08 per share. The Company did not repurchase any shares of Common Stock during 2017 or 2018 due to restrictions contained in the now terminated Sinclair Merger Agreement and the Nexstar Merger Agreement. As of December 31, 2018, the remaining authorized amount under the current authorization totaled approximately $168 million. The Nexstar Merger Agreement does not permit the Company to repurchase shares of its Common Stock except in narrow circumstances involving payment in satisfaction of options and conversion of Class B Common Stock into Class A Common Stock. See Note 1 for additional information about the Nexstar Merger Agreement.
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
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2018		2017
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$21,922	$0.25	$21,742
Second quarter	0.25	21,925	0.25	21,816
Third quarter	0.25	21,929	0.25	21,834
Fourth quarter	0.25	21,933	0.25	21,837
Total quarterly cash dividends declared and paid	$1.00	$87,709	$1.00	$87,229

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 21, 2019, the Board declared a quarterly cash dividend of $0.25 per share to be paid on March 25, 2019 to holders of record of Common Stock and Warrants as of March 11, 2019. Future dividends will be subject to the discretion of the Board and the terms of the Nexstar Merger Agreement, which limits the Company’s ability to pay dividends, except for the payment of quarterly cash dividends not to exceed $0.25 per share and consistent with record and payment dates in 2018.
The payment of the cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of RSUs and PSUs each, as defined and described in Note 14. The DEUs will be reinvested in RSUs and PSUs and settled concurrently with the vesting of associated RSUs and PSUs. Pursuant to the Company’s policy, the forfeitable DEUs and dividends payable in cash are treated as a reduction of retained earnings or, if the Company is in a retained deficit position, as a reduction of additional paid-in capital.
NOTE 14: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries. 2016 Equity Plans superseded the Company’s 2013 Equity Incentive Plan, which was in effect since March 1, 2013. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 2,583,767 shares and 167,913 shares, respectively, were available for grant as of December 31, 2018.
The Incentive Compensation Plan provides for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), stock appreciation (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”), restricted stock awards and other stock-based awards (collectively “Equity Awards”). The Directors Plan provides for the granting of shares, stock options and other stock-based awards (collectively “Director Equity Awards”). Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” the Company measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Company’s equity plans allow employees and directors to surrender to the Company shares of vested Common Stock upon vesting of their stock awards or at the time they exercise their NSOs in lieu of their payment of the required withholdings for employee taxes. The Company made a policy election to account for forfeitures of equity awards as they occur.
Holders of RSUs and PSUs also receive DEUs until the RSUs or PSUs vest. See Note 13 for further information. The number of DEUs granted for each RSU or PSU is calculated based on the value of the dividends per share paid on the Company’s Common Stock and the closing price of the Company’s Common Stock on the dividend payment date. The DEUs vest with the underlying RSU or PSU.
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the 2016 Equity Plans, the exercise price of an NSO award cannot be less than the market price of the Class A Common Stock at the time the NSO award is granted and has a maximum contractual term of 10 years.
PSU awards generally cliff vest subsequent to the completion of the three-year performance period, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2018, 2019 and 2020. In 2016, the Company also granted 214,416 supplemental PSU awards (“Supplemental PSUs”) to certain executive officers, of which 77,968 Supplemental PSUs vested in 2017 as the closing stock price of the Company’s Class A Common Stock met certain targets, and 136,448 unvested Supplemental PSUs expired on March 1, 2018 pursuant to the terms of the Supplemental PSUs agreements.
Unrestricted stock awards have been issued to certain members of the Board as compensation for retainer fees. The Company intends to facilitate settlement of all vested awards in Common Stock.

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
In connection with the special cash dividend and pursuant to the terms of the Company’s equity plans, the number of the Company’s employees’ outstanding equity awards, and the exercise price of the NSOs, were adjusted to preserve the fair value of the awards immediately before and after the special cash dividend. The Company’s Class A Common Stock began trading ex-dividend (the “Ex-dividend Date”) on January 11, 2017 for the 2017 Special Cash Dividend. The conversion ratio (the “Ratio”) used to adjust the awards was based on the ratio of (a) unaffected closing price of Class A Common Stock on the day before the Ex-dividend Date to (b) the opening price of Class A Common Stock on the Ex-dividend Date. As the above adjustments were made pursuant to existing anti-dilution provisions of the Company equity plans, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. The combined impact of this award activity is collectively referred to as the “Adjustments.” The Adjustments increased outstanding Equity Awards by 720,405 shares for the 2017 Special Cash Dividend, which are separately included in the tables below. For NSOs granted prior to each respective Ex-dividend Date, the weighted-average exercise prices reflect the historical values without giving effect to the special cash dividends. For RSUs and PSUs granted prior to each respective Ex-dividend Date, the weighted-average fair values in the tables below reflect historical values without giving effect to the special cash dividends.
The awards held as of the Ex-dividend Date were modified as follows:

•
Non-Qualified Stock Options - The number of NSOs outstanding as of the Ex-dividend Date was increased via the calculated Ratio and the strike price of NSOs was decreased via the Ratio in order to preserve the fair value of NSOs;

•	Restricted Stock Units - The number of outstanding RSUs as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of RSUs; and

•	Performance Share Units - The number of outstanding PSUs as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of PSUs.
The following table provides the weighted-average assumptions used to determine the fair value of NSO awards granted during 2018, 2017 and 2016:

	2018	2017	2016
Risk-free interest rate	2.66%	2.17%	1.35%
Expected dividend yield	2.33%	3.12%	3.36%
Expected stock price volatility	30.70%	33.12%	36.54%
Expected life (in years)	6.25	6.25	6.25
The Company determines the fair value of PSU, RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Class A Common Stock on the date of the grant. The Company determined the fair value of Supplemental PSUs using a Monte Carlo simulation model.
Stock-based compensation expense for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 totaled $23 million, $33 million, and $37 million respectively, including the expense attributable to discontinued operations of $2 million and $4 million for the years ended December 31, 2017 and December 31, 2016, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity, weighted average exercise prices and weighted average fair values related to the NSOs is as follows (shares in thousands):

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2015	1,375	$60.62	$30.47	8.3	$—
Granted	1,363	30.43	7.46
Cancelled	(67)	60.45	30.55
Forfeited	(275)	39.89	15.04
Outstanding, December 31, 2016	2,396	$45.82	$19.15	8.2	$6,163
Granted	932	32.12	7.97
Exercised	(400)	28.31	8.54
Cancelled	(87)	48.48	23.91
Forfeited	(447)	29.24	8.31
Adjustment due to the 2017 Special Cash Dividend	453	*	*
Outstanding, December 31, 2017 (1)	2,847	$39.00	$15.49	6.6	$21,897
Granted	202	42.85	11.33
Exercised	(65)	28.62	7.92
Cancelled	(504)	54.57	28.53
Forfeited	(49)	30.04	8.05
Outstanding, December 31, 2018 (1)	2,431	36.54	12.79	7.1	$25,908
Vested and exercisable, December 31, 2018 (1)	1,270	$40.43	$16.60	6.3	$10,682

*	Not meaningful

(1)
The weighted average exercise price and weighted-average fair value of options outstanding as of the end of each reporting period reflect the adjustments to the awards as a result of the special cash dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the RSUs is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding and nonvested, December 31, 2015	840	$58.39	2.3
Granted	824	29.97
Dividend equivalent units granted	34	37.20
Vested	(307)	58.44
Dividend equivalent units vested	(6)	41.32
Forfeited	(151)	42.25
Dividend equivalent units forfeited	(3)	39.01
Outstanding and nonvested, December 31, 2016 (1)	1,231	$40.92	1.3
Granted	625	32.77
Dividend equivalent units granted	31	39.21
Vested	(575)	38.21
Dividend equivalent units vested	(20)	32.45
Forfeited	(399)	32.35
Dividend equivalent units forfeited	(12)	33.14
Adjustments due to the 2017 Special Cash Dividend	224	*
Outstanding and nonvested, December 31, 2017 (2)	1,105	$32.62	1.3
Granted	451	41.76
Dividend equivalent units granted	29	39.26
Vested	(375)	34.99
Dividend equivalent units vested	(18)	36.12
Forfeited	(66)	34.72
Dividend equivalent units forfeited	(2)	37.31
Outstanding and nonvested, December 31, 2018 (2)	1,124	$35.46	1.2

*	Not meaningful

(1)	Included 22,309 RSUs which were granted to foreign employees and which the Company expected to settle in cash. The fair value of these RSUs was not material.

(2)	The weighted average fair value of outstanding RSUs as of the end of each reporting period reflects the adjustment for the special cash dividend.
A summary of activity and weighted average fair values related to the restricted and unrestricted stock awards is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Granted	17	$33.73
Vested	(17)	33.73
Outstanding and nonvested, December 31, 2016	—	$—	0.0
Granted	52	36.48
Vested	(10)	34.98
Outstanding and nonvested, December 31, 2017	42	$36.84	3.0
Vested	(14)	36.84
Outstanding and nonvested, December 31, 2018	28	$36.84	2.0

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the PSUs is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding and nonvested, December 31, 2015 (1)	107	$65.50	0.6
Granted	295	21.26
Dividend equivalent units granted	10	37.50
Vested	(56)	65.06
Dividend equivalent units vested	(1)	41.64
Forfeited	(8)	49.85
Outstanding and nonvested, December 31, 2016 (1)	347	$27.23	1.1
Granted	118	31.45
Dividend equivalent units granted	5	39.26
Vested	(184)	31.22
Dividend equivalent units vested	(4)	32.50
Forfeited	(47)	33.73
Dividend equivalent units forfeited	(6)	40.72
Adjustment due to the 2017 Special Cash Dividend	24	*
Outstanding and nonvested, December 31, 2017 (1)(2)	253	$22.53	1.4
Granted	84	41.64
Dividend equivalent units granted	5	39.29
Vested	(37)	38.67
Dividend equivalent units vested	(3)	35.20
Forfeited	(140)	13.25
Outstanding and nonvested, December 31, 2018 (1)(2)	162	$37.30	1.4

*	Not meaningful

(1)	Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.

(2)	The weighted average fair value of outstanding PSUs reflect the adjustment for the respective special cash dividend.
As of December 31, 2018, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested awards	$33,931	2.1

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings per common share under the two-class method which requires the allocation of all distributed and undistributed earnings attributable to Tribune Media Company to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of December 31, 2018, there were 63,156 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing income from continuing operations, income (loss) from discontinued operations, and net income attributable to Tribune Media Company, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing income from continuing operations, income (loss) from discontinued operations, and net income attributable to Tribune Media Company, respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, 30,551, 71,385 and 180,259, respectively, of the weighted-average Warrants outstanding have been excluded from the below table.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	2018	2017	2016
EPS numerator:
Income from continuing operations	$412,530	$183,077	$87,040
Net loss (income) from continuing operations attributable to noncontrolling interests	41	(3,378)	—
Net income from continuing operations attributable to Tribune Media Company	412,571	179,699	87,040
Less: Dividends distributed to Warrants	31	69	161
Less: Undistributed earnings allocated to Warrants	113	81	—
Income from continuing operations attributable to Tribune Media Company’s common shareholders for basic EPS	$412,427	$179,549	$86,879
Add: Undistributed earnings allocated to dilutive securities	1	1	—
Income from continuing operations attributable to Tribune Media Company’s common shareholders for diluted EPS	$412,428	$179,550	$86,879

Income (loss) from discontinued operations, as reported	$—	$14,420	$(72,794)
Less: Undistributed earnings allocated to Warrants	—	7	—
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted EPS	$—	$14,413	$(72,794)

Net income attributable to Tribune Media Company’s common shareholders for basic EPS	$412,427	$193,962	$14,085

Net income attributable to Tribune Media Company’s common shareholders for diluted EPS	$412,428	$193,963	$14,085

EPS denominator:
Weighted average shares outstanding - basic	87,604	87,066	90,244
Impact of dilutive securities	797	935	392
Weighted average shares outstanding - diluted	88,401	88,001	90,636

Basic Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$4.71	$2.06	$0.96
Discontinued Operations	—	0.17	(0.80)
Net Earnings Per Common Share	$4.71	$2.23	$0.16
Diluted Earnings (Loss) Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$4.67	$2.04	$0.96
Discontinued Operations	—	0.16	(0.80)
Net Earnings Per Common Share	$4.67	$2.20	$0.16
Because of their anti-dilutive effect, 1,058,174, 2,126,516 and 1,178,194 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
AOCI is a separate component of shareholders’ equity in the Company’s Consolidated Balance sheets. The following table summarizes the changes in AOCI, net of taxes by component (in thousands):

	Pension and other Post-Retirement Benefit Items	Marketable Securities	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments (1)	Total
Balance at December 31, 2016	$(64,883)	$3,075	$—	$(19,974)	(81,782)
Other comprehensive income (loss) before reclassifications	19,231	(95)	(3,591)	5,253	20,798
Amounts reclassified from AOCI	(160)	(2,980)	3,298	12,765	12,923
Balance at December 31, 2017	(45,812)	—	(293)	(1,956)	(48,061)
Other comprehensive income (loss) before reclassifications	(48,752)	—	4,397	(633)	(44,988)
Amounts reclassified from AOCI	(165)	—	1,074	1,504	2,413
Cumulative effect of change in accounting principle (2)	(13,509)	—	(614)	(208)	(14,331)
Balance at December 31, 2018	$(108,238)	$—	$4,564	$(1,293)	$(104,967)

(1)
In 2017, amounts reclassified from AOCI included $9 million of cumulative translation adjustments as a result of the Gracenote Sale, which are included in income (loss) from discontinued operations, net of taxes, and $4 million of cumulative translation adjustments as a result of the CareerBuilder impairment, which are included in write-downs of investments, in the Company’s Consolidated Statements of Operations. In 2018, amounts reclassified from AOCI included $2 million of cumulative translation adjustments as a result of the Company’s sale of its remaining ownership interest in CareerBuilder. See Note 6 for the discussion of the Company’s equity-method investments.

(2)	See Note 1 for additional information on the adoption of ASU 2018-02.
NOTE 17: BUSINESS SEGMENTS
The Company’s business consists of Television and Entertainment operations and the management of certain owned real estate assets. The Company also holds a variety of investments, including an equity investment in TV Food Network. The Company’s Digital and Data operations, which had previously been presented as a separate reportable segment, are reported in discontinued operations (see Note 2 for further information).
Television and Entertainment is a reportable segment which provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and their websites, WGN America, Covers and other digital assets. The Company’s 42 local television stations (including the three stations to which the Company provides certain services under SSAs with Dreamcatcher) consist of 14 FOX television affiliates, 12 CW Network, LLC television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 3 MY television affiliates, 2 NBC television affiliates and 2 independent television stations. Additionally, the Television and Entertainment segment includes the digital multicast network services through Antenna TV and through the operation and distribution of THIS TV; WGN America, a national general entertainment cable network; Covers, a sports betting information website; and radio program services on WGN-AM, a Chicago radio station.
Corporate and Other includes the Company’s real estate operating segment responsible for the management of certain owned real estate assets, including revenues from leasing Company-owned office and production facilities

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and any gains or losses from the sales of owned real estate, as well as certain administrative activities associated with operating the Company’s corporate office functions. Corporate and Other is not a reportable segment but is included below for reconciliation purposes.
No single customer provides more than 10% of the Company’s consolidated revenues. In determining operating profit for each segment, none of the following items have been included: income and loss on equity investments, interest and dividend income, interest expense, pension and other postretirement period benefit cost (credit), non-operating items, reorganization costs or income taxes. Assets represent those tangible and intangible assets used in the operations of each segment.
The following table summarizes business segment financial data (in thousands):

	2018	2017	2016
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$1,998,678	$1,835,423	$1,909,896
Corporate and Other	11,056	13,536	38,034
Total operating revenues	$2,009,734	$1,848,959	$1,947,930
Operating Profit (Loss) from Continuing Operations (1)
Television and Entertainment	$583,271	$196,100	$324,837
Corporate and Other	(94,831)	(110,447)	83,935
Total operating profit (loss)	$488,440	$85,653	$408,772
Depreciation from Continuing Operations (2)
Television and Entertainment	$44,766	$42,713	$45,083
Corporate and Other	9,440	13,601	13,742
Total depreciation	$54,206	$56,314	$58,825
Amortization from Continuing Operations (2)
Television and Entertainment	$166,715	$166,679	$166,664
Total amortization	$166,715	$166,679	$166,664
Capital Expenditures
Television and Entertainment	$59,693	$48,667	$59,167
Corporate and Other	16,495	16,587	16,944
Discontinued Operations	—	1,578	23,548
Total capital expenditures	$76,188	$66,832	$99,659
Assets
Television and Entertainment	$6,976,808	$7,197,859
Corporate and Other (3)	1,274,583	932,569
Assets held for sale (4)	—	38,900
Total assets	$8,251,391	$8,169,328

(1)	See Note 2 for the disclosures of operating revenues and operating loss included in discontinued operations for the historical periods.

(2)	Depreciation from discontinued operations totaled $14 million for the year ended December 31, 2016. Amortization from discontinued operations totaled $30 million for the year ended December 31, 2016.

(3)
As of December 31, 2018 and December 31, 2017, Corporate total assets included $17 million and $18 million related to restricted cash and cash equivalents held to satisfy remaining claim obligations to holders of priority claims and fees earned by professional advisors during Chapter 11 proceedings (see Note 10). Corporate and Other assets include certain real estate assets (see Note 4).

(4)	See Note 4 for information regarding assets held for sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	2018
	Quarters				Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$440,702	$486,417	$494,619	$576,940	$1,998,678
Other	2,933	2,941	3,389	1,793	11,056
Total operating revenues	$443,635	$489,358	$498,008	$578,733	$2,009,734
Operating Profit (Loss)
Television and Entertainment	$211,852	$119,767	$67,295	$184,357	$583,271
Corporate and Other	(24,567)	(21,701)	(30,171)	(18,392)	(94,831)
Total operating profit	187,285	98,066	37,124	165,965	488,440
Income on equity investments, net	39,137	52,568	32,381	45,249	169,335
Interest income	1,898	2,336	3,239	4,751	12,224
Interest expense	(40,631)	(41,990)	(42,842)	(43,570)	(169,033)
Pension and other postretirement benefit credit, net	7,084	6,985	7,035	7,035	28,139
Gain (loss) on investment transactions, net (1)	3,888	—	(5,001)	—	(1,113)
Other non-operating gain (loss), net (1)	117	(26)	(38)	15	68
Reorganization items, net (2)	(893)	(685)	(244)	(578)	(2,400)
Income from Continuing Operations Before Income Taxes	197,885	117,254	31,654	178,867	525,660
Income tax expense (benefit)	56,702	32,816	(22,422)	46,034	113,130
Income from Continuing Operations	141,183	84,438	54,076	132,833	412,530
Income (Loss) from Discontinued Operations, net of taxes	—	—	—	—	—
Net Income	$141,183	$84,438	$54,076	$132,833	$412,530
Net loss from continuing operations attributable to noncontrolling interests	6	4	23	8	41
Net Income attributable to Tribune Media Company	$141,189	$84,442	$54,099	$132,841	$412,571

Basic Earnings Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$1.61	$0.96	$0.62	$1.51	$4.71
Discontinued Operations	—	—	—	—	—
Net Earnings Per Common Share	$1.61	$0.96	$0.62	$1.51	$4.71
Diluted Earnings Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$1.60	$0.96	$0.61	$1.50	$4.67
Discontinued Operations	—	—	—	—	—
Net Earnings Per Common Share	$1.60	$0.96	$0.61	$1.50	$4.67

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2017
	Quarters				Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$436,033	$466,061	$447,307	$486,022	$1,835,423
Other	3,877	3,456	3,226	2,977	13,536
Total operating revenues	$439,910	$469,517	$450,533	$488,999	$1,848,959
Operating (Loss) Profit
Television and Entertainment	$20,013	$50,219	$(1,357)	$127,225	$196,100
Corporate and Other	(40,980)	(37,566)	(28,095)	(3,806)	(110,447)
Total operating (loss) profit	(20,967)	12,653	(29,452)	123,419	85,653
Income on equity investments, net	37,037	40,761	21,058	38,506	137,362
Interest and dividend income	505	548	827	1,269	3,149
Interest expense	(38,758)	(40,185)	(40,389)	(40,055)	(159,387)
Pension and other postretirement benefit credit, net	5,735	5,673	5,703	5,704	22,815
Loss on extinguishments and modification of debt (1)	(19,052)	—	(1,435)	—	(20,487)
Gain (loss) on investment transactions, net (1)	4,950	—	5,667	(2,486)	8,131
Write-downs of investments (1)	(122,000)	(58,800)	—	(12,694)	(193,494)
Other non-operating gain (loss), net (1)	(26)	71	—	26	71
Reorganization items, net (2)	(250)	(449)	(753)	(657)	(2,109)
(Loss) Income from Continuing Operations Before Income Taxes	(152,826)	(39,728)	(38,774)	113,032	(118,296)
Income tax benefit	(51,614)	(9,905)	(20,087)	(219,767)	(301,373)
(Loss) Income from Continuing Operations	(101,212)	(29,823)	(18,687)	332,799	183,077
Income (Loss) from Discontinued Operations, net of taxes	15,618	(579)	—	(619)	14,420
Net (Loss) Income	$(85,594)	$(30,402)	$(18,687)	$332,180	$197,497
Net income from continuing operations attributable to noncontrolling interests	—	—	—	(3,378)	(3,378)
Net (Loss) Income attributable to Tribune Media Company	$(85,594)	$(30,402)	$(18,687)	$328,802	$194,119

Basic (Loss) Earnings Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$(1.17)	$(0.34)	$(0.21)	$3.77	$2.06
Discontinued Operations	0.18	(0.01)	—	(0.01)	0.17
Net (Loss) Earnings Per Common Share	$(0.99)	$(0.35)	$(0.21)	$3.76	$2.23

Diluted (Loss) Earnings Per Common Share Attributable to Tribune Media Company from:
Continuing Operations	$(1.17)	$(0.34)	$(0.21)	$3.73	$2.04
Discontinued Operations	0.18	(0.01)	—	(0.01)	0.16
Net (Loss) Earnings Per Common Share	$(0.99)	$(0.35)	$(0.21)	$3.72	$2.20

(1)	See Note 3 to the Company’s consolidated financial statements for information pertaining to non-operating items recorded in 2018 and 2017.

(2)	See Note 10 to the Company’s consolidated financial statements for information pertaining to reorganization items recorded in 2018 and 2017.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company is the issuer of the Notes (see Note 7) and such debt is guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are direct or indirect 100% owned domestic subsidiaries of the Company. The Company’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, and all guarantees are full and unconditional. The subsidiaries of the Company that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”) include certain direct or indirect subsidiaries of the Company.
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
In the fourth quarter of 2018, the Company released certain Subsidiary Guarantors from their guarantees of the Notes upon designating such Subsidiary Guarantors to be unrestricted subsidiaries in accordance with the Indenture. These subsidiaries became Non-Guarantor Subsidiaries and, as a result, the operations of these entities were retrospectively reclassified and are now reflected in the Non-Guarantor Subsidiaries column for all period presented. These reclassifications had no impact on the Company’s historical consolidated results of operations.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,999,384	$10,350	$—	$2,009,734

Programming and direct operating expenses	—	887,617	2,812	—	890,429
Selling, general and administrative	111,976	453,048	2,774	—	567,798
Depreciation and amortization	8,232	200,930	11,759	—	220,921
Gain on sales of spectrum	—	(133,197)	—	—	(133,197)
Gain on sales of real estate, net	—	(653)	(24,004)	—	(24,657)
Total Operating Expenses	120,208	1,407,745	(6,659)	—	1,521,294

Operating (Loss) Profit	(120,208)	591,639	17,009	—	488,440

Income on equity investments, net	—	159,685	9,650	—	169,335
Interest income	12,222	—	2	—	12,224
Interest expense	(169,033)	—	—	—	(169,033)
Pension and other postretirement periodic benefit credit, net	28,139	—	—	—	28,139
Loss on investment transactions, net	—	—	(1,113)	—	(1,113)
Other non-operating items	(2,332)	—	—	—	(2,332)
Intercompany income (charges)	87,747	(87,319)	(428)	—	—
(Loss) Income from Continuing Operations before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(163,465)	664,005	25,120	—	525,660
Income tax (benefit) expense	(41,911)	152,010	3,031	—	113,130
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	534,125	(882)	—	(533,243)	—
Income (Loss) from Continuing Operations	$412,571	$511,113	$22,089	$(533,243)	$412,530
Income (Loss) from Discontinued Operations, net of taxes	—	—	—	—	—
Net Income (Loss)	$412,571	$511,113	$22,089	$(533,243)	$412,530
Net loss from continuing operations attributable to noncontrolling interests	—	—	41	—	41
Net Income (Loss) attributable to Tribune Media Company	$412,571	$511,113	$22,130	$(533,243)	$412,571

Comprehensive Income (Loss)	$369,996	$511,029	$23,085	$(534,114)	$369,996

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,838,997	$9,962	$—	$1,848,959

Programming and direct operating expenses	—	989,385	6,453	—	995,838
Selling, general and administrative	129,112	440,555	3,341	—	573,008
Depreciation and amortization	11,522	198,949	12,522	—	222,993
Gain on sales of real estate, net	—	(365)	(28,168)	—	(28,533)
Total Operating Expenses	140,634	1,628,524	(5,852)	—	1,763,306

Operating (Loss) Profit	(140,634)	210,473	15,814	—	85,653

(Loss) income on equity investments, net	(2,016)	140,780	(1,402)	—	137,362
Interest and dividend income	3,085	54	10	—	3,149
Interest expense	(158,984)	—	(403)	—	(159,387)
Pension and other postretirement periodic benefit credit, net	22,815	—	—	—	22,815
Loss on extinguishments and modification of debt	(20,436)	—	(51)	—	(20,487)
Gain on investment transactions, net	4,807	—	3,324	—	8,131
Write-downs of investments	(10,194)	(2,500)	(180,800)	—	(193,494)
Other non-operating items	(1,557)	(481)	—	—	(2,038)
Intercompany income (charges)	110,254	(109,873)	(381)	—	—
(Loss) Income from Continuing Operations before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(192,860)	238,453	(163,889)	—	(118,296)
Income tax expense	(28,578)	(169,048)	(103,747)	—	(301,373)
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	343,981	15,496	—	(359,477)	—
Income (Loss) from Continuing Operations	$179,699	$422,997	$(60,142)	$(359,477)	$183,077
Income (Loss) from Discontinued Operations, net of taxes	14,420	(1,904)	807	1,097	14,420
Net Income (Loss)	$194,119	$421,093	$(59,335)	$(358,380)	$197,497
Net income from continuing operations attributable to noncontrolling interests	—	—	(3,378)	—	(3,378)
Net Income (Loss) attributable to Tribune Media Company	$194,119	$421,093	$(62,713)	$(358,380)	$194,119

Comprehensive Income (Loss)	$227,840	$422,840	$(45,322)	$(377,518)	$227,840

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,938,116	$9,814	$—	$1,947,930

Programming and direct operating expenses	—	902,843	3,490	—	906,333
Selling, general and administrative	121,824	495,153	3,445	—	620,422
Depreciation and amortization	11,249	201,504	12,736	—	225,489
Gain on sales of real estate, net	—	(213,086)	—	—	(213,086)
Total Operating Expenses	133,073	1,386,414	19,671	—	1,539,158

Operating (Loss) Profit	(133,073)	551,702	(9,857)	—	408,772

(Loss) income on equity investments, net	(2,549)	122,416	28,289	—	148,156
Interest and dividend income	1,149	49	28	—	1,226
Interest expense	(151,893)	—	(826)	—	(152,719)
Pension and other postretirement periodic benefit credit, net	24,802	—	—	—	24,802
Other non-operating items, net	4,005	—	—	—	4,005
Intercompany income (charges)	103,327	(101,615)	(1,712)	—	—
(Loss) Income from Continuing Operations before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(154,232)	572,552	15,922	—	434,242
Income tax expense	13,610	220,572	113,020	—	347,202
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	254,882	(1,283)	—	(253,599)	—
Income (Loss) from Continuing Operations	$87,040	$350,697	$(97,098)	$(253,599)	$87,040
(Loss) Income from Discontinued Operations, net of taxes	(72,794)	(62,777)	2,023	60,754	(72,794)
Net Income (Loss)	$14,246	$287,920	$(95,075)	$(192,845)	$14,246

Comprehensive Income (Loss)	$3,480	$288,034	$(99,400)	$(188,634)	$3,480

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,058,961	$904	$3,176	$—	$1,063,041
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Accounts receivable, net	323	415,836	779	—	416,938
Broadcast rights	—	96,308	1,961	—	98,269
Income taxes receivable	—	23,922	—	—	23,922
Prepaid expenses	6,992	12,139	313	—	19,444
Other	6,201	1,305	3	—	7,509
Total current assets	1,089,084	550,414	6,232	—	1,645,730
Properties
Property, plant and equipment	45,684	612,282	29,411	—	687,377
Accumulated depreciation	(31,920)	(232,469)	(1,689)	—	(266,078)
Net properties	13,764	379,813	27,722	—	421,299

Investments in subsidiaries	10,899,707	59,488	—	(10,959,195)	—

Other Assets
Broadcast rights	—	95,482	394	—	95,876
Goodwill	—	3,220,300	8,301	—	3,228,601
Other intangible assets, net	—	1,375,180	67,276	—	1,442,456
Investments	850	1,233,522	30,065	—	1,264,437
Intercompany receivables	2,987,672	6,571,444	1,447,586	(11,006,702)	—
Other	69,856	141,117	3,229	(61,210)	152,992
Total other assets	3,058,378	12,637,045	1,556,851	(11,067,912)	6,184,362
Total Assets	$15,060,933	$13,626,760	$1,590,805	$(22,027,107)	$8,251,391

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$23,051	$20,357	$1,489	$—	$44,897
Income taxes payable	—	9,973	—	—	9,973
Contracts payable for broadcast rights	—	230,501	2,186	—	232,687
Deferred revenue	—	11,639	869	—	12,508
Interest payable	30,086	—	—	—	30,086
Other	44,702	76,694	246	—	121,642
Total current liabilities	97,839	349,164	4,790	—	451,793

Non-Current Liabilities
Long-term debt	2,926,083	—	—	—	2,926,083
Deferred income taxes	—	570,933	64,201	(61,210)	573,924
Contracts payable for broadcast rights	—	232,850	425	—	233,275
Intercompany payables	8,121,544	2,176,908	708,250	(11,006,702)	—
Other	397,559	121,497	24,163	—	543,219
Total non-current liabilities	11,445,186	3,102,188	797,039	(11,067,912)	4,276,501
Total Liabilities	11,543,025	3,451,352	801,829	(11,067,912)	4,728,294

Shareholders’ Equity (Deficit)
Common Stock	102	—	—	—	102
Treasury Stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,031,233	8,307,898	913,902	(9,221,800)	4,031,233
Retained earnings (deficit)	223,734	1,868,740	(130,052)	(1,738,688)	223,734
Accumulated other comprehensive (loss) income	(104,967)	(1,230)	(63)	1,293	(104,967)
Total Tribune Media Company shareholders’ equity (deficit)	3,517,908	10,175,408	783,787	(10,959,195)	3,517,908
Noncontrolling interests	—	—	5,189	—	5,189
Total shareholders’ equity (deficit)	3,517,908	10,175,408	788,976	(10,959,195)	3,523,097
Total Liabilities and Shareholders’ Equity (Deficit)	$15,060,933	$13,626,760	$1,590,805	$(22,027,107)	$8,251,391

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$670,302	$1,501	$1,882	$—	$673,685
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Accounts receivable, net	143	417,847	2,105	—	420,095
Broadcast rights	—	126,668	2,506	—	129,174
Income taxes receivable	—	18,274	—	—	18,274
Prepaid expenses	8,647	11,245	266	—	20,158
Other	12,487	1,552	—	—	14,039
Total current assets	709,145	577,087	6,759	—	1,292,991
Properties
Property, plant and equipment	58,622	557,394	57,666	—	673,682
Accumulated depreciation	(29,505)	(196,644)	(7,238)	—	(233,387)
Net properties	29,117	360,750	50,428	—	440,295

Investments in subsidiaries	10,378,948	74,610	—	(10,453,558)	—

Other Assets
Broadcast rights	—	133,567	116	—	133,683
Goodwill	—	3,220,300	8,688	—	3,228,988
Other intangible assets, net	—	1,534,761	78,904	—	1,613,665
Assets held for sale	—	38,900	—	—	38,900
Investments	850	1,239,392	41,549	—	1,281,791
Intercompany receivables	2,520,570	5,557,638	1,380,504	(9,458,712)	—
Other	65,743	135,316	433	(62,477)	139,015
Total other assets	2,587,163	11,859,874	1,510,194	(9,521,189)	6,436,042
Total Assets	$13,704,373	$12,872,321	$1,567,381	$(19,974,747)	$8,169,328

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$24,529	$22,487	$1,303	$—	$48,319
Income taxes payable	—	36,252	—	—	36,252
Contracts payable for broadcast rights	—	250,553	2,691	—	253,244
Deferred revenue	—	11,074	868	—	11,942
Interest payable	30,525	—	—	—	30,525
Deferred spectrum auction proceeds	—	172,102	—	—	172,102
Other	44,817	57,063	3	—	101,883
Total current liabilities	99,871	549,531	4,865	—	654,267

Non-Current Liabilities
Long-term debt	2,919,185	—	—	—	2,919,185
Deferred income taxes	—	496,895	73,756	(62,477)	508,174
Contracts payable for broadcast rights	—	300,269	151	—	300,420
Intercompany payables	7,044,972	1,735,112	678,628	(9,458,712)	—
Other	423,209	121,870	25,023	—	570,102
Total non-current liabilities	10,387,366	2,654,146	777,558	(9,521,189)	4,297,881
Total Liabilities	10,487,237	3,203,677	782,423	(9,521,189)	4,952,148

Shareholders’ Equity (Deficit)
Common Stock	101	—	—	—	101
Treasury Stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,011,530	8,318,503	924,504	(9,243,007)	4,011,530
Retained (deficit) earnings	(114,240)	1,351,079	(138,572)	(1,212,507)	(114,240)
Accumulated other comprehensive (loss) income	(48,061)	(938)	(1,018)	1,956	(48,061)
Total Tribune Media Company shareholders’ equity (deficit)	3,217,136	9,668,644	784,914	(10,453,558)	3,217,136
Noncontrolling interests	—	—	44	—	44
Total shareholders’ equity (deficit)	3,217,136	9,668,644	784,958	(10,453,558)	3,217,180
Total Liabilities and Shareholders’ Equity (Deficit)	$13,704,373	$12,872,321	$1,567,381	$(19,974,747)	$8,169,328

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(134,808)	$607,150	$(3,137)	$—	$469,205

Investing Activities
Capital expenditures	(8,944)	(63,480)	(3,764)	—	(76,188)
Spectrum repack reimbursements	—	11,276	—	—	11,276
Proceeds from sales of real estate and other assets	—	6,604	52,549	—	59,153
Proceeds from sales of investments	—	—	15,232	—	15,232
Other, net	—	(112)	1,613	—	1,501
Net cash (used in) provided by investing activities	(8,944)	(45,712)	65,630	—	10,974

Financing Activities
Payments of dividends	(87,709)	—	—	—	(87,709)
Tax withholdings related to net share settlements of share-based awards	(6,386)	—	—	—	(6,386)
Proceeds from stock option exercises	1,838	—	—	—	1,838
Contributions from noncontrolling interests, net	—	—	475	—	475
Change in intercompany receivables and payables and intercompany contributions (1)	623,709	(562,035)	(61,674)	—	—
Net cash provided by (used in) financing activities	531,452	(562,035)	(61,199)	—	(91,782)

Net Increase (decrease) in Cash, Cash Equivalents and Restricted Cash	387,700	(597)	1,294	—	388,397
Cash, cash equivalents and restricted cash, beginning of year	687,868	1,501	1,882	—	691,251
Cash, cash equivalents and restricted cash, end of year	$1,075,568	$904	$3,176	$—	$1,079,648

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	1,058,961	904	3,176	—	1,063,041
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Total cash, cash equivalents and restricted cash	$1,075,568	$904	$3,176	$—	$1,079,648

(1)	Excludes the impact of a $26 million non-cash settlement of intercompany balances upon dissolution of certain Non-Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(160,529)	$357,107	$26,007	$—	$222,585

Investing Activities
Capital expenditures	(8,943)	(52,784)	(5,105)	—	(66,832)
Spectrum repack reimbursements	—	984	—	—	984
Net proceeds from the sale of business	574,817	(8,168)	(12,162)	—	554,487
Proceeds from FCC spectrum auction	—	172,102	—	—	172,102
Proceeds from sales of real estate and other assets	—	61,345	83,119	—	144,464
Proceeds from sales of investments	5,769	—	142,552	—	148,321
Distributions from equity investments	—	—	3,768	—	3,768
Other, net	—	(65)	(4,195)	—	(4,260)
Net cash provided by investing activities	571,643	173,414	207,977	—	953,034

Financing Activities
Long-term borrowings	202,694	—	—	—	202,694
Repayments of long-term debt	(688,708)	—	(14,819)	—	(703,527)
Long-term debt issuance costs	(1,689)	—	—	—	(1,689)
Payments of dividends	(586,336)	—	—	—	(586,336)
Tax withholdings related to net share settlements of share-based awards	(8,774)	—	—	—	(8,774)
Proceeds from stock option exercises	11,317	—	—	—	11,317
Distributions to noncontrolling interests, net	—	—	(9,251)	—	(9,251)
Change in intercompany receivables and payables and intercompany contributions(1)	756,046	(536,398)	(219,648)	—	—
Net cash used in financing activities	(315,450)	(536,398)	(243,718)	—	(1,095,566)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	95,664	(5,877)	(9,734)	—	80,053
Cash, cash equivalents and restricted cash, beginning of year	592,204	7,378	11,616	—	611,198
Cash, cash equivalents and restricted cash, end of year	$687,868	$1,501	$1,882	$—	$691,251

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$670,302	$1,501	$1,882	$—	$673,685
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Cash, cash equivalents and restricted cash, end of year	$687,868	$1,501	$1,882	$—	$691,251

(1)	Excludes the impact of a $54 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor and Non-Guarantor subsidiaries included in the Gracenote Sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(5,690)	$399,917	$(110,062)	$—	$284,165

Investing Activities
Capital expenditures	(10,199)	(82,043)	(7,417)	—	(99,659)
Proceeds from sales of real estate and other assets	—	507,011	681	—	507,692
Other	(850)	(2,613)	(2,530)	—	(5,993)
Intercompany dividends	3,326	—	—	(3,326)	—
Net cash (used in) provided by investing activities	(7,723)	422,355	(9,266)	(3,326)	402,040

Financing Activities
Repayments of long-term debt	(23,792)	—	(4,050)	—	(27,842)
Long-term debt issuance costs	(736)	—	—	—	(736)
Payments of dividends	(90,296)	—	—	—	(90,296)
Tax withholdings related to net share settlements of share-based awards	(4,553)	—	—	—	(4,553)
Common stock repurchases	(232,065)	—	—	—	(232,065)
Contributions from noncontrolling interests	—	—	393	—	393
Settlements of contingent consideration, net	—	(750)	(2,886)	—	(3,636)
Intercompany dividends	—	—	(3,326)	3,326	—
Change in intercompany receivables and payables (1)	703,956	(827,361)	123,405	—	—
Net cash provided by (used in) financing activities	352,514	(828,111)	113,536	3,326	(358,735)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	339,101	(5,839)	(5,792)	—	327,470
Cash, cash equivalents and restricted cash, beginning of year	253,103	13,217	17,408	—	283,728
Cash, cash equivalents and restricted cash, end of year	$592,204	$7,378	$11,616	$—	$611,198

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$574,638	$720	$2,300	$—	$577,658
Cash and cash equivalents classified as discontinued operations	—	3,807	8,944	—	12,751
Restricted cash and cash equivalents	17,566	—	—	—	17,566
Restricted cash and cash equivalents classified as discontinued operations	—	2,851	372	—	3,223
Total cash, cash equivalents and restricted cash	$592,204	$7,378	$11,616	$—	$611,198

(1)	Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20: SUBSEQUENT EVENTS

On January 22, 2019, the Company sold its 5% ownership interest in CEV LLC for pretax proceeds of $107.5 million, as further described in Note 6. The Company expects to recognize a pretax gain of $86 million in the first quarter of 2019. As a result of the sale, the total remaining deferred tax liability of $69 million associated with the Chicago Cubs Transactions will become currently payable in 2019.