Form 10-Q
period 2019-03-31
TRIBUNE MEDIA CO
filed 2019-05-10
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-8572
___________________________
TRIBUNE MEDIA COMPANY
(Exact name of registrant as specified in its charter)
___________________________

Delaware	36-1880355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 North State Street, Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 222-3394.
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	TRCO	The New York Stock Exchange
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
Yes ☐ No ☒
As of April 30, 2019, 88,277,941 shares of the registrant’s Class A Common Stock and 5,557 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating Revenues
Television and Entertainment	$453,427	$440,702
Other	1,561	2,933
Total operating revenues	454,988	443,635
Operating Expenses
Programming	119,887	100,741
Direct operating expenses	99,163	101,388
Selling, general and administrative	133,262	131,956
Depreciation	12,952	13,775
Amortization	35,021	41,687
Gain on sales of spectrum (Note 8)	—	(133,197)
Total operating expenses	400,285	256,350
Operating Profit	54,703	187,285
Income on equity investments, net	45,685	39,137
Interest income	6,247	1,898
Interest expense	(43,615)	(40,631)
Pension and other postretirement periodic benefit credit, net	4,630	7,084
Gain on investment transactions	86,272	3,888
Other non-operating (loss) gain, net	(1,623)	117
Reorganization items, net	(1,318)	(893)
Income Before Income Taxes	150,981	197,885
Income tax expense	37,777	56,702
Net Income	$113,204	$141,183
Net loss attributable to noncontrolling interests	4	6
Net Income attributable to Tribune Media Company	$113,208	$141,189

Net Earnings Per Common Share Attributable to Tribune Media Company:
Basic	$1.29	$1.61
Diluted	$1.27	$1.60

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Income	$113,204	$141,183

Other Comprehensive Income (Loss), net of taxes
Pension and other post-retirement benefit items:
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(19) and $(16) for the three months ended March 31, 2019 and March 31, 2018, respectively	(54)	(46)
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $(1,740) and $2,596 for the three months ended March 31, 2019 and March 31, 2018, respectively	(5,018)	7,487
Gains and losses reclassified to net income, net of taxes of $(74) and $214 for the three months ended March 31, 2019 and March 31, 2018, respectively	(212)	616
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	(5,230)	8,103
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(5) and $(9) for the three months ended March 31, 2019 and March 31, 2018, respectively	(328)	435
Other Comprehensive Income (Loss), net of taxes	(5,612)	8,492
Comprehensive Income	$107,592	$149,675
Comprehensive loss attributable to noncontrolling interests	4	6
Comprehensive Income Attributable to Tribune Media Company	$107,596	$149,681

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$1,294,249	$1,063,041
Restricted cash and cash equivalents	16,607	16,607
Accounts receivable (net of allowances of $4,718 and $4,461)	405,007	416,938
Broadcast rights	87,645	98,269
Income taxes receivable	17,625	23,922
Prepaid expenses	26,112	19,444
Other	7,559	7,509
Total current assets	1,854,804	1,645,730
Properties
Property, plant and equipment	636,908	687,377
Accumulated depreciation	(277,919)	(266,078)
Net properties	358,989	421,299
Other Assets
Broadcast rights	82,132	95,876
Operating lease right-of-use assets (Note 3)	151,485	—
Goodwill	3,228,436	3,228,601
Other intangible assets, net	1,405,559	1,442,456
Assets held for sale	60,177	—
Investments	1,136,553	1,264,437
Other	141,999	152,992
Total other assets	6,206,341	6,184,362
Total Assets (1)	$8,420,134	$8,251,391

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	March 31, 2019	December 31, 2018
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$43,605	$44,897
Income taxes payable	101,856	9,973
Employee compensation and benefits	45,610	79,482
Contracts payable for broadcast rights	220,255	232,687
Deferred revenue	12,679	12,508
Interest payable	14,509	30,086
Operating lease liabilities (Note 3)	24,230	—
Other	40,093	42,160
Total current liabilities	502,837	451,793
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $27,726 and $29,434)	2,927,791	2,926,083
Deferred income taxes	515,764	573,924
Contracts payable for broadcast rights	201,525	233,275
Pension obligations, net	375,919	380,322
Postretirement, medical, life and other benefits	8,122	8,298
Operating lease liabilities (Note 3)	143,798	—
Other obligations	118,613	154,599
Total non-current liabilities	4,291,532	4,276,501
Total Liabilities (1)	4,794,369	4,728,294
Commitments and Contingent Liabilities (Note 8)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at March 31, 2019 and at December 31, 2018	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 102,349,311 shares issued and 88,247,126 shares outstanding at March 31, 2019 and 101,790,837 shares issued and 87,688,652 shares outstanding at December 31, 2018	102	102
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,557 shares at March 31, 2019 and December 31, 2018	—	—
Treasury stock, at cost: 14,102,185 shares at March 31, 2019 and December 31, 2018	(632,194)	(632,194)
Additional paid-in-capital	4,035,660	4,031,233
Retained earnings	327,401	223,734
Accumulated other comprehensive loss	(110,579)	(104,967)
Total Tribune Media Company shareholders’ equity	3,620,390	3,517,908
Noncontrolling interests	5,375	5,189
Total shareholders’ equity	3,625,765	3,523,097
Total Liabilities and Shareholders’ Equity	$8,420,134	$8,251,391

(1)
The Company’s consolidated total assets as of March 31, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $69 million and $73 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of March 31, 2019 and December 31, 2018 include total liabilities of the VIEs of $27 million and $28 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY THREE MONTHS ENDED MARCH 31, 2019 (In thousands, except for share data) (Unaudited)

		Retained Earnings	Accumulated Other Comprehensive Loss	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2018	$3,523,097	$223,734	$(104,967)	$4,031,233	$(632,194)	$5,189	$102	101,790,837	$—	5,557
Comprehensive income:
Net income (loss)	113,204	113,208	—	—	—	(4)	—	—	—	—
Other comprehensive loss, net of taxes	(5,612)	—	(5,612)	—	—	—	—	—	—	—
Comprehensive income	107,592
Regular dividends declared to shareholders and warrant holders, $0.25 per share	(22,061)	(22,349)	—	288	—	—	—	—	—	—
Stock-based compensation	5,418	—	—	5,418	—	—	—	—	—	—
Net share settlements of stock-based awards	(1,279)	—	—	(1,279)	—	—	—	558,474	—	—
Cumulative effect of a change in accounting principle	12,808	12,808	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	190	—	—	—	—	190	—	—	—	—
Balance at March 31, 2019	$3,625,765	$327,401	$(110,579)	$4,035,660	$(632,194)	$5,375	$102	102,349,311	$—	5,557

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY THREE MONTHS ENDED MARCH 31, 2018 (In thousands, except for share data) (Unaudited)

		Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2017	$3,217,180	$(114,240)	$(48,061)	$4,011,530	$(632,194)	$44	$101	101,429,999	$—	5,557
Comprehensive income:
Net income (loss)	141,183	141,189	—	—	—	(6)	—	—	—	—
Other comprehensive income, net of taxes	8,492	—	8,492	—	—	—	—	—	—	—
Comprehensive income	149,675
Regular dividends declared to shareholders and warrant holders, $0.25 per share	(21,922)	(22,243)	—	321	—	—	—	—	—	—
Stock-based compensation	5,114	—	—	5,114	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,912)	—	—	(4,913)	—	—	1	283,545	—	—
Balance at March 31, 2018	$3,345,135	$4,706	$(39,569)	$4,012,052	$(632,194)	$38	$102	101,713,544	$—	5,557

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating Activities
Net income	$113,204	$141,183
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,418	5,114
Pension credit	(4,363)	(6,750)
Depreciation	12,952	13,775
Amortization of other intangible assets	35,021	41,687
Income on equity investments, net	(45,685)	(39,137)
Distributions from equity investments	153,082	115,137
Amortization of debt issuance costs and original issue discount	1,832	1,848
Gain on sales of spectrum (Note 8)	—	(133,197)
Gain on investment transactions	(86,272)	(3,888)
Spectrum repack reimbursements	(3,673)	—
Other non-operating loss (gain), net	927	(117)
Changes in working capital items:
Accounts receivable, net	11,868	35,770
Prepaid expenses and other current assets	(6,196)	(10,794)
Accounts payable	3,518	(2,881)
Employee compensation and benefits, accrued expenses and other current liabilities	(52,889)	(40,925)
Deferred revenue	171	1,697
Income taxes	98,181	40,144
Change in broadcast rights, net of liabilities	(19,814)	(18,942)
Deferred income taxes	(60,743)	16,726
Other, net	972	945
Net cash provided by operating activities	157,511	157,395

Investing Activities
Capital expenditures	(13,378)	(13,673)
Spectrum repack reimbursements	3,673	—
Proceeds from the sales of investments	107,500	3,890
Other, net	(948)	16
Net cash provided by (used in) investing activities	96,847	(9,767)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Financing Activities
Payments of dividends	(22,061)	(21,922)
Tax withholdings related to net share settlements of share-based awards	(8,288)	(5,493)
Proceeds from stock option exercises	7,009	581
Contribution from noncontrolling interest	190	—
Net cash used in financing activities	(23,150)	(26,834)

Net Increase in Cash, Cash Equivalents and Restricted Cash	231,208	120,794
Cash, cash equivalents and restricted cash, beginning of period	1,079,648	691,251
Cash, cash equivalents and restricted cash, end of period	$1,310,856	$812,045

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$1,294,249	$795,438
Restricted cash and cash equivalents	16,607	16,607
Total cash, cash equivalents and restricted cash	$1,310,856	$812,045

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$57,329	$54,866
Income taxes, net	$(445)	$(425)

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the three months ended March 31, 2019 and March 31, 2018. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the Nexstar Merger, each share of Common Stock issued and outstanding immediately prior to the effective time of the Nexstar Merger (the “Effective Time”) (other than shares held by (i) any Tribune subsidiary, Nexstar or any Nexstar subsidiary or (ii) Tribune shareholders who have not voted in favor of adopting the Nexstar Merger Agreement and who have demanded and perfected (and not validly withdrawn or waived) their appraisal rights in compliance with Section 262 of the DGCL) will be converted into the right to receive a cash payment of $46.50 (the “base merger consideration”), plus, if the Nexstar Merger closes after August 31, 2019 (the “Adjustment Date”), an additional amount in cash equal to (a) (i) $0.009863 multiplied by (ii) the number of calendar days elapsed after Adjustment Date to and including the date on which the Nexstar Merger closes, minus (b) the amount of any dividends declared by the Company after the Adjustment Date with a record date prior to the date on which the Nexstar Merger closes, in each case, without interest and less any required withholding taxes (the “additional per share consideration”, and together with the base merger consideration, the “Nexstar Merger Consideration”). The additional per share consideration will not be less than zero.
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
The applications for FCC approval (the “Merger Applications”) were filed on January 7, 2019. On February 14, 2019, the FCC issued a public notice of filing of the Merger Applications which set deadlines for petitions to deny the applications, oppositions to petitions to deny and replies to oppositions to petitions to deny.
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
On March 12, 2019, holders of a majority of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, voting as a single class, voted on and approved the Nexstar Merger Agreement at a duly called special meeting of Tribune Media Company shareholders.
On March 20, 2019, in connection with its divestiture obligations under the Nexstar Merger Agreement, Nexstar entered into definitive asset purchase agreements with TEGNA Inc. (“TEGNA”) and The E.W. Scripps Company (“Scripps”) to sell a total of 19 stations (including 10 Tribune Media Company-owned stations, as well as 3 stations to which the Company provides certain services (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA, collectively, the “Dreamcatcher Stations”)) in 15 markets to TEGNA and Scripps

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

following the completion of the Nexstar Merger (the “Nexstar Transactions”). Additionally, on April 8, 2019, Nexstar entered into a definitive agreement with Circle City Broadcasting I, Inc. (“CCB”) to sell 2 Nexstar stations to CCB following the completion of the Nexstar Merger. The consummation of each transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the Nexstar Merger Agreement, (ii) the receipt of approval from the FCC and the DOJ and the expiration or termination of any waiting period applicable to such transaction under the HSR Act and (iii) the absence of certain legal impediments to the consummation of such transaction. On April 15, 2019, the Federal Trade Commission issued an early termination notice with respect to the waiting period applicable under the HSR Act in connection with the transaction with Scripps.
On April 2, 2019, the Company exercised an option with Dreamcatcher Broadcasting LLC (“Dreamcatcher”) to repurchase the Dreamcatcher Stations, to be consummated substantially concurrent with the closing of the Nexstar Merger (the “Dreamcatcher Repurchase”). Following the consummation of the Dreamcatcher Repurchase, the Dreamcatcher Stations are expected to be sold to TEGNA and Scripps in connection with the Nexstar Merger. In the event the Company is unable to consummate the Nexstar Merger, the Company may rescind its option to repurchase the Dreamcatcher stations.
Applications seeking FCC consent to station divestitures necessary to obtain the FCC Approval (the “Divestiture Applications”) were filed on April 3, 2019, April 8, 2019, April 10, 2019 and April 16, 2019. On April 26, 2019, the FCC issued a public notice of the filing of the Divestiture Applications which set deadlines for petitions to deny the applications, oppositions to petitions to deny and replies to oppositions to petitions to deny.
The Nexstar Merger Agreement may be terminated at any time prior to the Effective Time: (i) by mutual written consent of Nexstar and the Company; (ii) by either Nexstar or the Company (a) if the Effective Time has not occurred on or before November 30, 2019, provided that (x) if, on the initial end date, any of the conditions to the consummation of the Nexstar Merger related to the HSR Approval or the FCC Approval have not been satisfied, but all other conditions the consummation of the Nexstar Merger have been satisfied or waived or capable of being satisfied, then the end date will be automatically extended to February 29, 2020 and (y) in the event the marketing period for the debt financing for the transaction has commenced but has not completed by the end date, the end date may be extended (or further extended) by Nexstar on one occasion in its sole discretion by providing written notice thereof to the Company at least one business day prior to the end date until the date that is four business days after the last scheduled expiration date of the marketing period (unless the failure of the Effective Time to occur before the end date was primarily due to such party’s breach of any of its obligations under the Nexstar Merger Agreement), (b) if any governmental authority of competent jurisdiction has issued an order permanently prohibiting the consummation of the Nexstar Merger and such order has become final and non-appealable (unless such order was primarily attributable to such party’s breach of the Nexstar Merger Agreement); and (iii) by either Nexstar or the Company in certain circumstances, as described in the Nexstar Merger Agreement.
As further described in Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, the Company must pay Nexstar a termination fee of $135 million if the Company or Nexstar terminate the Nexstar Merger Agreement in certain circumstances, except that such termination fee may be reduced by any previously paid amounts relating to the documented, out-of-pocket expenses of Nexstar in an amount not to exceed $15 million.
Change in Accounting Principles—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee needs to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases with a term of less than 12 months). The lease liabilities should be equal to the present value of minimum lease payments. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

easements that were not previously accounted for as leases under the current leases guidance in Topic 840. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements,” which affect certain aspects of the previously issued guidance including an additional transition method as well as a new practical expedient for lessors. In December 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” and ASU No. 2018-20, “Leases (Topic 842), Narrow-Scope Improvements for Lessors,” which provide additional guidance for lessor accounting as well as a new practical expedient for lessors. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842), Codification Improvements,” which provides additional guidance on disclosure requirements. The Company adopted Topic 842 in the first quarter of 2019. The adoption of Topic 842 did not have a material impact on the Company’s unaudited Condensed Consolidated Statements of Operations, unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) and unaudited Condensed Consolidated Statements of Cash Flows. Refer to Note 3 for information regarding the impacts of the adoption. See the Leases accounting policy below for additional information.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815).” The standard simplifies the application of the hedge accounting guidance and enables entities to better portray the economic results of their risk management activities in the financial statements. The new guidance eliminates the requirement and the ability to separately record ineffectiveness on cash flow and net investment hedges and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The standard requires certain additional disclosures that focus on the effect of hedge accounting whereas the disclosure of hedge ineffectiveness is eliminated. The amendments expand the types of permissible hedging strategies. Additionally, the amendment makes the hedge documentation and effectiveness assessment less complex. The amendments in ASU 2017-12 related to cash flow hedge relationships that exist on the date of adoption should be applied using a modified retrospective approach with the cumulative effect of initially applying ASU 2017-12 at the date of initial application. The presentation and disclosure requirements apply prospectively. The Company adopted ASU 2017-12 in the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. No other significant accounting policies and estimates have changed from those detailed in Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2018.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Leases—The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and non-current operating lease liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company does not currently have any finance lease arrangements.
ROU assets represent the Company’s right to use an underlying asset for the lease term. The operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the fixed lease payments over the lease term. Unless the rate of interest implicit in the lease arrangement is known, the Company’s collateralized incremental borrowing rate for a period commensurate with the lease term at lease commencement is used to calculate the present value of the lease payments. When the Company knows the implicit rate of interest in the arrangement, that rate is used. The operating lease ROU asset includes any prepaid lease payments, initial direct costs, if applicable, less lease incentives. The Company has lease agreements with lease and non-lease components. To the extent the non-lease components require fixed payments, the Company accounts for both the lease and non-lease component as a single lease component in accordance with Topic 842.
Leases generally include options to extend or terminate a lease. These options are included in the lease term when it is reasonably certain that the Company will exercise the renewal or termination option. The Company does not record an operating lease ROU asset or liability for leases with a term of twelve months or less with the related

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

lease expense recognized over the term of the lease. Operating lease expense is recognized on a straight-line basis over the lease term.
Revenue Recognition—The Company recognizes revenues when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The following table represents the Company’s revenues disaggregated by revenue source for the Television and Entertainment segment (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Advertising	$269,889	$270,439
Retransmission revenues	132,860	118,142
Carriage fees	41,139	41,662
Other	9,539	10,459
Total operating revenues	$453,427	$440,702
In addition to the operating revenues included in the Television and Entertainment segment, the Company’s consolidated operating revenues include other revenue of $2 million and $3 million for the three months ended March 31, 2019 and March 31, 2018, respectively, in Corporate and Other, which consists of real estate revenues.
Variable Interests—The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” The Company consolidates variable interest entities (“VIEs”) when it is the primary beneficiary.
Topix—At March 31, 2019 and December 31, 2018, the Company indirectly held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”). The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $5 million at both March 31, 2019 and December 31, 2018.
Dreamcatcher—Dreamcatcher was formed in 2013 specifically to comply with the cross-ownership rules of the FCC related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2018 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2019 and March 31, 2018 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated VIE. Net revenues of the Dreamcatcher Stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018, were $19 million and $18 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018 were $4 million and $3 million, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	March 31, 2019	December 31, 2018
Broadcast rights	1,671	2,355
Other intangible assets, net	58,754	61,386
Other assets	8,515	8,770
Total Assets	$68,940	$72,511

Contracts payable for broadcast rights	1,528	2,186
Long-term deferred revenue	23,948	24,164
Other liabilities	1,248	1,291
Total Liabilities	$26,724	$27,641
New Accounting Standards—In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2020, as described below, and the improvements in ASU 2019-04 will be adopted concurrently. The Company is currently evaluating the impact of adopting ASU 2019-04 on its consolidated financial statements.
In March 2019, the FASB issued ASU 2019-02, “Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350).” The standard requires production costs of episodic television series to be capitalized as incurred, which aligns the guidance with the accounting for production costs of films. In addition, once ASU 2019-02 is effective, capitalized costs associated with films and license agreements will be tested for impairment based on the lower of unamortized cost or fair value, as opposed to the existing guidance where the impairment test is based on estimated net realizable value. The guidance also includes additional disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2019-02 should be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2019-02 on its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate losses on financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.
NOTE 2: ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Real estate (1)	$60,177	$—

(1)	As of March 31, 2019, the Company had one real estate property held for sale.
NOTE 3: LEASES
In the first quarter of 2019, the Company adopted Topic 842 utilizing the optional transition method provided in ASU No. 2018-11, which allows for a prospective adoption with a cumulative-effect adjustment to the opening balance sheet as of the adoption date without restatement of prior years. The Company elected the package of practical expedients as permitted by the transition guidance allowing the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms.
Upon adoption, the Company recognized a right-of-use asset of $158 million and a right-of-use liability of $174 million. The Company’s deferred rent balance of $18 million as of December 31, 2018 was reclassified to the right-of-use asset upon adoption. The Company also recognized a cumulative-effect adjustment to retained earnings of approximately $13 million, net of tax, which represents deferred gains previously recorded on the consolidated balance sheet related to historical sale lease-back transactions.
The Company has operating leases primarily for office buildings, studios, and transmission sites/equipment. Depending on the type of lease, the original lease terms generally range from less than 12 months to 40 years. The remaining terms of the Company’s leases range from 3 months to 15 years. Certain leases, however, are subject to automatic and continuous renewals. The weighted-average remaining lease term of the Company’s operating leases is 7.9 years. The weighted average discount rate is 6.65%. Total operating lease costs for the three months ended March 31, 2019 were $9 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental unaudited Condensed Consolidated Statements of Cash Flows information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,827
As of March 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

2019 (excluding the three months ended March 31, 2019)	$25,761
2020	32,704
2021	25,271
2022	24,851
2023	23,698
Thereafter	88,850
Total lease payments	221,135
Less: imputed interest	53,107
Total operating lease liabilities	$168,028
As of December 31, 2018, the Company’s future minimum lease payments under non-cancelable operating leases, as disclosed in Note 10 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, were as follows (in thousands):

2019	$33,042
2020	31,035
2021	22,496
2022	22,004
2023	20,798
Thereafter	91,961
Total lease payments	$221,336
As of March 31, 2019, the Company has executed non-cancelable operating leases primarily related to a studio and transmission sites/equipment that have not yet commenced. The estimated future minimum lease commitments for these leases are $12 million. These leases are expected to commence in 2019 and have terms ranging from 11 to 15 years. These leases have not been included in the tables above.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(82,813)	$129,187	$212,000	$(79,500)	$132,500
Advertiser relationships (useful life of 8 years)	168,000	(131,250)	36,750	168,000	(126,000)	42,000
Network affiliation agreements (useful life of 11 to 16 years)	228,700	(87,401)	141,299	228,700	(83,649)	145,051
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(489,582)	340,518	830,100	(467,073)	363,027
Other (useful life of 5 to 15 years)	8,793	(2,988)	5,805	16,015	(8,137)	7,878
Total	$1,447,593	$(794,034)	653,559	$1,454,815	$(764,359)	690,456
Other intangible assets not subject to amortization
FCC licenses			737,200			737,200
Trade name			14,800			14,800
Total other intangible assets, net			1,405,559			1,442,456
Goodwill			3,228,436			3,228,601
Total goodwill and other intangible assets			$4,633,995			$4,671,057
The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the three months ended March 31, 2019 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2018	$690,456
Amortization	(35,021)
Balance sheet reclassifications (1)	(1,762)
Foreign currency translation adjustment	(114)
Balance as of March 31, 2019	$653,559
Other intangible assets not subject to amortization
Balance as of March 31, 2019 and December 31, 2018	$752,000
Goodwill
Gross balance as of December 31, 2018	$3,609,601
Accumulated impairment losses at December 31, 2018	(381,000)
Balance as of December 31, 2018	3,228,601
Foreign currency translation adjustment	(165)
Balance as of March 31, 2019	$3,228,436
Total goodwill and other intangible assets as of March 31, 2019	$4,633,995

(1)
Balance sheet reclassifications include $2 million of lease contract intangible assets that were reclassified to operating lease right-of-use assets in the Company’s unaudited Condensed Consolidated Balance Sheets on January 1, 2019 upon implementation of ASU No. 2016-02. See Note 3 for additional information.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense relating to amortizable intangible assets is expected to be approximately $105 million for the remainder of 2019, $134 million in 2020, $103 million in 2021, $84 million in 2022, $57 million in 2023 and $51 million in 2024.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Equity method investments	$1,131,050	$1,238,457
Other equity investments	5,503	25,980
Total investments	$1,136,553	$1,264,437
Equity Method Investments—Income on equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Income on equity investments, net, before amortization of basis difference	$58,154	$51,606
Amortization of basis difference	(12,469)	(12,469)
Income on equity investments, net	$45,685	$39,137
As discussed in Note 6 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, the carrying value of the Company’s investments was increased by $1.615 billion to an aggregate fair value of $2.224 billion as a result of fresh start reporting adopted on the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of March 31, 2019 totaled $623 million and have a weighted average remaining useful life of approximately 14 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash distributions from equity investments	$153,082	$115,137
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.121 billion and $1.228 billion at March 31, 2019 and December 31, 2018, respectively. The Company recognized equity income from TV Food Network of $46 million and $39 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company received cash distributions from TV Food Network of $153 million and $115 million in the three months ended March 31, 2019 and March 31, 2018, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues, net	$319,715	$307,945
Operating income	$178,032	$162,756
Net income	$187,450	$165,589
CareerBuilder—On September 13, 2018, the Company sold its 6% investment (on a fully diluted basis, including CareerBuilder, LLC (“CareerBuilder”) employees’ equity awards) (through its investment in Camaro Parent, LLC) in CareerBuilder and received pretax proceeds of $11 million. The Company recognized a pretax loss of $5 million on the sale of its ownership interest in CareerBuilder in the third quarter of 2018. Pursuant to ASC Topic 323 “Investments - Equity Method and Joint Ventures,” the Company accounted for CareerBuilder as an equity method investment. The Company recognized an equity loss from CareerBuilder of $0.3 million for the three months ended March 31, 2018. In 2018, through the date of the sale, the Company recognized equity income from CareerBuilder of $10 million and received cash distributions of $6 million, of which $5 million related to a distribution of proceeds from CareerBuilder’s sale of one of its business operations on May 14, 2018.
Other Equity Investments—Other equity investments are investments without readily determinable fair values.
Chicago Cubs Transactions—As defined and further described in Note 6 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. Concurrent with the closing of the transactions, the Company executed guarantees of collection of certain debt facilities entered into by Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”). As of December 31, 2018, the guarantees were capped at $249 million plus unpaid interest.
On August 21, 2018, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) provided a written notice (the “Call Notice”) to the Company that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement (the “CEV LLC Agreement”) of CEV LLC to purchase the Company’s 5% membership interest in CEV LLC. The Company sold its 5% ownership interest in CEV LLC on January 22, 2019 for pretax proceeds of $107.5 million and recognized a gain of $86 million before taxes ($66 million after taxes) in the first quarter of 2019. As a result of the sale, the previously recorded deferred tax liability of $69 million became currently payable in 2019. Concurrently with the sale, the Company ceased being a guarantor of all debt facilities held by New Cubs LLC.
Other—All of the Company’s other equity investments are in private companies. During the first quarter of 2018, the Company sold one of its other equity investments for $4 million and recognized a pretax gain of $4 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: DEBT
Debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,111 and $1,268	$188,514	$188,357
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $17,441 and $18,305	1,648,451	1,647,587
5.875% Senior Notes due 2022, net of debt issuance costs of $9,174 and $9,861	1,090,826	1,090,139
Total debt	$2,927,791	$2,926,083
Secured Credit Facility—At both March 31, 2019 and December 31, 2018, the Company’s secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding. At both March 31, 2019 and December 31, 2018, there were no borrowings outstanding under the Company’s $338 million revolving credit facility (the “Revolving Credit Facility”); however, there were standby letters of credit outstanding of $20 million, primarily in support of the Company’s workers’ compensation insurance programs. See Note 7 to the Company’s audited consolidated financial statements for the year ended December 31, 2018 for further information and significant terms and conditions associated with the Term Loan Facility and the Revolving Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $19 million and $20 million at March 31, 2019 and December 31, 2018, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or the Term C Loans, as appropriate.
5.875% Senior Notes due 2022—The Company’s 5.875% Senior Notes due 2022 (the “Notes”) bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15. The Notes mature on July 15, 2022. As of March 31, 2019, $1.100 billion of Notes remained outstanding.
See Note 7 to the audited consolidated financial statements for the year ended December 31, 2018 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs related to the Notes were $9 million and $10 million at March 31, 2019 and December 31, 2018, respectively.
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
The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates. The Company’s risk management policy allows for the use of derivative financial instruments to manage interest rate exposures and does not permit derivatives to be used for speculative purposes. On January 27, 2017, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. The monthly net interest settlements under the interest rate swaps are reclassified out of AOCI and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. Realized gains of $0.3 million and realized losses of $1 million were recognized in interest expense for the three months ended March 31, 2019 and March 31, 2018, respectively. Interest expense was $44 million and $41 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, the fair value of the interest rate swaps was $1 million, which is recorded in current liabilities with the unrealized loss recognized in other comprehensive income (loss). As of March 31, 2019, the Company expects $1 million to be reclassified out of AOCI as a reduction of interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Term Loan Facility
Term B Loans due 2020	$189,270	$188,514	$187,965	$188,357
Term C Loans due 2024	$1,662,561	$1,648,451	$1,631,742	$1,647,587
5.875% Senior Notes due 2022	$1,123,716	$1,090,826	$1,111,000	$1,090,139
Each category of financial instruments are classified in the following level of the fair value hierarchy:
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both March 31, 2019 and December 31, 2018 are classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at March 31, 2019 and December 31, 2018 are classified in Level 2 of the fair value hierarchy.
Investments Without Readily Determinable Fair Values—Non-equity method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

changes in orderly transactions for the identical or a similar investment, as further described in Note 5. During the three months ended March 31, 2019 there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments resulting from an orderly transaction for the identical or a similar investment. The non-equity method investments are classified in Level 3 of the fair value hierarchy.
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
Confirmation Order Appeals—Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES; and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of March 31, 2019, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, the Company’s financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of March 31, 2019, restricted cash held by the Company to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations.
As of March 31, 2019, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust formed

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled $1 million for each of the three months ended March 31, 2019 and March 31, 2018, respectively. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2019 and potentially in future periods.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. As of May 10, 2019, the Company had FCC authorization to operate 39 television stations and one AM radio station.
The Company is subject to the FCC’s “Local Television Multiple Ownership Rule” and the “National Television Multiple Ownership Rule,” among others, as further described in Note 10 to the Company’s audited consolidated financial statements for the year ended December 31, 2018.
In general and subject to certain conditions, under the “Local Television Multiple Ownership Rule” (the “Duopoly Rule”) a company may hold attributable interests in up to two television stations in a single Nielsen Media Research Designated Market Area (“DMA”). In applying the Duopoly rule, the FCC applies a presumption against allowing combinations of two top-four ranked stations in a market, subject to a case-by-case waiver review process. This approach, adopted in the 2014 Quadrennial Review Reconsideration Order, is subject to a pending petition for judicial review by the Third Circuit. On December 13, 2018, the FCC issued a Notice of Proposed Rulemaking initiating the 2018 Quadrennial Review (the “2018 Quadrennial Review”), which, among other things, seeks comment on all aspects of the Duopoly Rule’s application and implementation, including whether the rule itself remains necessary to serve the public interest in the current television marketplace, and, if retained, whether the top-four prohibition should be retained, and if so, whether the FCC should adopt a waiver process or bright-line test to determine where waivers of the top-4 prohibition may be warranted. The Company cannot predict the outcome of these proceedings, or their effect on its business.
The “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In a Report and Order issued on September 7, 2016 (the “UHF Discount Repeal Order”), the FCC repealed the UHF Discount but grandfathered existing station combinations (including the Company’s) that exceeded the 39% national reach cap as a result of the elimination of the UHF Discount, subject to compliance in the event of a future change of control or assignment of license. The FCC reinstated the UHF Discount in an Order on Reconsideration adopted on April 20, 2017 (the “UHF Discount Reconsideration Order”). A petition for judicial review of the UHF Discount Reconsideration Order by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed on jurisdictional grounds on July 25, 2018. A petition for review of the UHF Discount Repeal Order by the U.S. Court of Appeals for the District of Columbia Circuit was dismissed as moot on December 19, 2018. On December 18, 2017, the FCC released a Notice of Proposed Rulemaking seeking comment generally, on the continuing propriety of a national cap and the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commission’s jurisdiction with respect to the cap. The Company cannot predict the outcome of these proceedings, or their effect on its business.
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
Through March 31, 2019, the Company incurred $32 million in capital expenditures for the spectrum repack, of which $5 million and $24 million was incurred in 2019 and 2018, respectively. The Company expects that the reimbursements from the FCC’s special fund will cover the majority of the Company’s costs and expenses related to the repacking. However, the Company cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of the Company’s costs and expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Through March 31, 2019, the Company has received FCC reimbursements of $15 million, of which $4 million was received during the three months ended March 31, 2019. The reimbursements are included as a reduction to selling, general and administrative expense (“SG&A”) and are presented as an investing inflow in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
As described in Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, the Company completed the Local TV Acquisition on December 27, 2013 pursuant to FCC staff approval granted on December 20, 2013 in the Local TV Transfer Order. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. The Company filed an Opposition to the Application for Review on February 21, 2014. Free Press filed a reply on March 6, 2014. The matter is pending.
From time to time, the FCC revises existing regulations and policies in ways that could affect the Company’s broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. The Company cannot predict such actions or their resulting effect upon the Company’s business and financial position.
Termination of Sinclair Merger Agreement—On August 9, 2018, the Company provided notification to Sinclair Broadcast Group, Inc. (“Sinclair”) that the Company terminated, effective immediately, the Agreement and Plan of Merger, dated May 8, 2017, with Sinclair (the “Sinclair Merger Agreement”), which provided for the acquisition by Sinclair of all of the outstanding shares of the Company’s common stock (the “Sinclair Merger”). Additionally, on August 9, 2018, the Company filed a complaint in the Delaware Court of Chancery against Sinclair (the “Sinclair Complaint”), alleging that Sinclair willfully and materially breached its obligations under the Sinclair Merger Agreement. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Sinclair Merger Agreement. On August 29, 2018, Sinclair filed an answer to the Company’s Sinclair

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Complaint and a counterclaim (the “Sinclair Counterclaim”). On September 18, 2018, the Company filed an answer to the Sinclair Counterclaim. The Company believes the Sinclair Counterclaim is without merit and intends to defend it vigorously. In connection with the termination of the Sinclair Merger Agreement, on August 9, 2018, the Company provided notification to Fox Television Stations, LLC (“Fox”) that it terminated the asset purchase agreement, by and between Sinclair, Fox and the Company, dated May 8, 2018 (the “Fox Purchase Agreement”) to sell the assets of certain network affiliates of the Company, effective immediately. Under the terms of the Fox Purchase Agreement, no termination fees were payable by any party.
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
NOTE 9: INCOME TAXES
In the three months ended March 31, 2019, the Company recorded income tax expense of $38 million. The effective tax rate on pretax income was 25.0%. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, a $2 million benefit related to stock-based compensation, a $3 million benefit resulting from a change in the Company’s state tax rates, and a $2 million charge related to the resolution of federal and state income tax matters and other adjustments.
In the three months ended March 31, 2018, the Company recorded an income tax expense of $57 million. The effective tax rate on pretax income was 28.7%. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a net $2 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
Chicago Cubs Transactions—As further described in Note 6 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, NEH owned 95% and the Company owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through March 31, 2019 would be approximately $86 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As further described in Note 5, on August 21, 2018, NEH provided the Call Notice to the Company that NEH was exercising its right to purchase the Company’s 5% membership interest in CEV LLC. The Company sold its 5% ownership interest in CEV LLC on January 22, 2019 (the “2019 Cubs Sale”) for pretax proceeds of $107.5 million and recognized a gain of $86 million before taxes ($66 million after taxes) in the first quarter of 2019. As a result of the sale, the previously recorded deferred tax liability of $69 million related to the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

future recognition of taxable income related to the Chicago Cubs Transactions became currently payable. Subsequent to the sale, the Company no longer owns any portion of CEV LLC and maintains no deferred taxes or tax reserves related to the Chicago Cubs Transactions. As of March 31, 2019, the Company has paid or accrued approximately $167 million of federal and state taxes on the deferred gain and the 2019 Cubs Sale through its regular tax reporting process. The sale of the Company’s ownership interest in CEV LLC has no impact on the Company’s dispute with the IRS.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $22 million and $21 million at March 31, 2019 and December 31, 2018, respectively. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $2 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans were as follows (in thousands):

	Pension Benefits
	Three Months Ended
	March 31, 2019	March 31, 2018
Service cost	$213	$293
Interest cost	19,169	17,740
Expected return on plans’ assets	(23,785)	(24,818)
Amortization of prior service costs	40	35
Net periodic benefit credit	$(4,363)	$(6,750)
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
For 2019, the Company expects to contribute $3 million to its qualified pension plans and $1 million to its other postretirement plans. In the three months ended March 31, 2019 and March 31, 2018, the Company’s contributions were not material.
NOTE 11: CAPITAL STOCK
The Company is authorized to issue up to one billion shares of Class A Common Stock, up to one billion shares of Class B Common Stock and up to 40 million shares of preferred stock, each par value $0.001 per share, in one or more series. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to certain ownership limitations, as further described in Note 13 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “TRCO.” The Company’s Class B Common Stock and Warrants are traded on the OTC Pink market under the symbols “TRBAB” and “TRBNW,” respectively. On the Effective Date, the Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and as described in Note 13 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032.
Pursuant to the Company’s amended and restated certificate of incorporation and the Warrant Agreement, in the event the Company determines that the ownership or proposed ownership of Common Stock or Warrants, as applicable, would be inconsistent with or violate any federal communications laws, materially limit or impair any business activities or proposed business activities of the Company under any federal communications laws, or subject the Company to any regulation under any federal communications laws to which the Company would not be subject, but for such ownership or proposed ownership, the Company may impose certain limitations on the rights of holders of Common Stock and Warrants, as further described in Note 13 to the Company’s audited consolidated financial statements for the year ended December 31, 2018.
There were no conversions of the Company’s Common Stock between Class A Common Stock and Class B Common Stock during the three months ended March 31, 2019 and March 31, 2018. No Warrants were exercised for Class A Common Stock or for Class B Common Stock during the three months ended March 31, 2019 and March 31, 2018.
At March 31, 2019, the following amounts were issued: 102,349,311 shares of Class A Common Stock, of which 14,102,185 were held in treasury, 5,557 shares of Class B Common Stock and 30,551 Warrants. The Company has not issued any shares of preferred stock.
On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to Angelo, Gordon & Co., L.P. (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree Capital Management, L.P. (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. See Note 13 to the Company’s audited consolidated financial statements for the year ended December 31, 2018 for additional information relating to the Registration Rights Agreement.
Common Stock Repurchases—On February 24, 2016, the Board authorized a stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of Common Stock during 2018 or during the three months ended March 31, 2019 due to restrictions contained in the now terminated Sinclair Merger Agreement and the Nexstar Merger Agreement. As of March 31, 2019, the remaining authorized amount under the current authorization totaled approximately $168 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2019		2018
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$22,061	$0.25	$21,922
On May 1, 2019, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on June 4, 2019 to holders of record of Common Stock and Warrants as of May 20, 2019. Future dividends will be subject to the discretion of the Board and the terms of the Nexstar Merger Agreement, which limits the Company’s ability to pay dividends, except for the payment of quarterly cash dividends not to exceed $0.25 per share consistent with record and payment dates in 2018.
The payment of quarterly cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units (“RSUs”) and performance share units (“PSUs”), as described in Note 13 and Note 14 to the Company’s audited consolidated financial statements for the year ended December 31, 2018.
NOTE 12: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, the “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries, as further described in Note 14 to the Company’s audited consolidated financial statements for the year ended December 31, 2018. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 2,279,348 shares and 157,588 shares, respectively, were available for grant as of March 31, 2019.
Stock-based compensation for the three months ended March 31, 2019 and March 31, 2018 totaled $5 million in each period.
A summary of activity and weighted average exercise prices related to the NSOs is as follows:

	Three Months Ended March 31, 2019
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,431,397	$36.54
Exercised	(220,792)	31.74
Forfeited	(44,740)	33.10
Cancelled	(1,860)	50.49
Outstanding, end of period	2,164,005	$37.09
Vested and exercisable, end of period	1,508,539	$39.02

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is as follows:

	Three Months Ended March 31, 2019
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	1,123,554	$35.46
Granted	467,430	46.03
Dividend equivalent units granted	6,376	46.04
Vested	(369,339)	34.48
Dividend equivalent units vested	(22,281)	37.51
Forfeited	(29,245)	36.55
Dividend equivalent units forfeited	(1,227)	38.45
Outstanding and nonvested, end of period	1,175,268	$39.96
A summary of activity and weighted average fair values related to the restricted stock awards is as follows:

	Three Months Ended March 31, 2019
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	27,812	$36.84
Outstanding and nonvested, end of period	27,812	$36.84
A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is as follows:

	Three Months Ended March 31, 2019
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	161,515	$37.30
Granted (1)	49,342	46.43
Dividend equivalent units granted	1,487	40.95
Vested	(119,282)	36.60
Dividend equivalent units vested	(6,548)	37.19
Outstanding and nonvested, end of period	86,514	$42.06

(1)	Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.
As of March 31, 2019, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period
Nonvested awards	$50,268	2.6

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) under the two-class method which requires the allocation of all distributed and undistributed earnings attributable to Tribune Media Company to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of March 31, 2019, there were 40,962 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing net income (loss) attributable to Tribune Media Company applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing net income (loss) attributable to Tribune Media Company by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive. ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. In each of the three months ended March 31, 2019 and March 31, 2018, 30,551 of the weighted-average Warrants outstanding have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended
	March 31, 2019	March 31, 2018
EPS numerator:
Net income, as reported	$113,204	$141,183
Net loss attributable to noncontrolling interests	4	6
Net income attributable to Tribune Media Company	113,208	141,189
Less: Dividends distributed to Warrants	8	8
Less: Undistributed earnings allocated to Warrants	32	42
Net income attributable to Tribune Media Company’s common shareholders for basic and diluted EPS	$113,168	$141,139

EPS denominator:
Weighted average shares outstanding - basic	87,923	87,482
Impact of dilutive securities	1,043	910
Weighted average shares outstanding - diluted	88,966	88,392

Net Income Per Common Share Attributable to Tribune Media Company:
Basic	$1.29	$1.61
Diluted	$1.27	$1.60

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Because of their anti-dilutive effect, 573,266 and 1,108,732 common share equivalents, comprised of NSOs, PSUs, and RSUs, have been excluded from the diluted EPS calculation for the three months ended March 31, 2019 and March 31, 2018, respectively.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE LOSS
AOCI is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in AOCI, net of taxes by component (in thousands):

	Pension and Other Post-Retirement Benefit Items	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2018	$(108,238)	$4,564	$(1,293)	$(104,967)
Other comprehensive income before reclassifications	—	(5,018)	(328)	(5,346)
Amounts reclassified from AOCI	(54)	(212)	—	(266)
Balance at March 31, 2019	$(108,292)	$(666)	$(1,621)	$(110,579)
NOTE 15: BUSINESS SEGMENTS
The following table summarizes business segment financial data (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating Revenues
Television and Entertainment	$453,427	$440,702
Corporate and Other	1,561	2,933
Total operating revenues	$454,988	$443,635
Operating Profit (Loss) (1)
Television and Entertainment	$79,925	$211,852
Corporate and Other	(25,222)	(24,567)
Total operating profit (loss)	$54,703	$187,285
Depreciation
Television and Entertainment	$11,062	$10,870
Corporate and Other	1,890	2,905
Total depreciation	$12,952	$13,775
Amortization
Television and Entertainment	$35,021	$41,687
Capital Expenditures
Television and Entertainment	$11,933	$10,126
Corporate and Other	1,445	3,547
Total capital expenditures	$13,378	$13,673

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Television and Entertainment	$6,913,874	$6,976,808
Corporate and Other	1,446,083	1,274,583
Assets held for sale (2)	60,177	—
Total assets	$8,420,134	$8,251,391

(1)
Operating profit (loss) for each segment excludes income and loss on equity investments, interest income, interest expense, pension and other postretirement period benefit cost (credit), non-operating items, reorganization costs and income taxes.

(2)	See Note 2 for information regarding assets held for sale.
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
In the fourth quarter of 2018, the Company released certain Subsidiary Guarantors from their guarantees of the Notes upon designating such Subsidiary Guarantors to be unrestricted subsidiaries in accordance with the Indenture. As a result, these subsidiaries became Non-Guarantor Subsidiaries and the operations of these entities were retrospectively reclassified and are now reflected in the Non-Guarantor Subsidiaries column for all periods presented. These reclassifications had no impact on the Company’s historical consolidated results of operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$453,637	$1,351	$—	$454,988

Programming and direct operating expenses	—	218,352	698	—	219,050
Selling, general and administrative	23,573	108,804	885	—	133,262
Depreciation and amortization	1,743	43,370	2,860	—	47,973
Total Operating Expenses	25,316	370,526	4,443	—	400,285

Operating (Loss) Profit	(25,316)	83,111	(3,092)	—	54,703

Income (loss) on equity investments, net	—	46,457	(772)	—	45,685
Interest income	6,246	—	1	—	6,247
Interest expense	(43,615)	—	—	—	(43,615)
Pension and other postretirement periodic benefit credit, net	4,630	—	—	—	4,630
Gain on investment transaction	—	—	86,272	—	86,272
Other non-operating items, net	(1,202)	(1,000)	(739)	—	(2,941)
Intercompany income (charges)	23,578	(23,578)	—	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(35,679)	104,990	81,670	—	150,981
Income tax (benefit) expense	(8,788)	28,647	17,918	—	37,777
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	140,099	(160)	—	(139,939)	—
Net Income (Loss)	$113,208	$76,183	$63,752	$(139,939)	$113,204
Net loss attributable to noncontrolling interests	—	—	4	—	4
Net Income (Loss) attributable to Tribune Media Company	$113,208	$76,183	$63,756	$(139,939)	$113,208

Comprehensive Income (Loss)	$107,596	$76,168	$63,443	$(139,611)	$107,596

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$440,891	$2,744	$—	$443,635

Programming and direct operating expenses	—	201,343	786	—	202,129
Selling, general and administrative	22,864	108,372	720	—	131,956
Depreciation and amortization	2,404	49,932	3,126	—	55,462
Gain on sales of spectrum	—	(133,197)	—	—	(133,197)
Total Operating Expenses	25,268	226,450	4,632	—	256,350

Operating (Loss) Profit	(25,268)	214,441	(1,888)	—	187,285

Income (loss) on equity investments, net	—	39,358	(221)	—	39,137
Interest income	1,898	—	—	—	1,898
Interest expense	(40,631)	—	—	—	(40,631)
Pension and other postretirement periodic benefit credit, net	7,084	—	—	—	7,084
Gain on investment transaction	—	—	3,888	—	3,888
Other non-operating items, net	(776)	—	—	—	(776)
Intercompany income (charges)	12,413	(12,371)	(42)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(45,280)	241,428	1,737	—	197,885
Income tax (benefit) expense	(7,555)	63,850	407	—	56,702
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	178,914	(338)	—	(178,576)	—
Net Income (Loss)	$141,189	$177,240	$1,330	$(178,576)	$141,183
Net loss attributable to noncontrolling interests	—	—	6	—	6
Net Income (Loss) attributable to Tribune Media Company	$141,189	$177,240	$1,336	$(178,576)	$141,189

Comprehensive Income (Loss)	$149,681	$177,215	$1,796	$(179,011)	$149,681

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,289,528	$1,596	$3,125	$—	$1,294,249
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Accounts receivable, net	663	403,777	567	—	405,007
Broadcast rights	—	86,323	1,322	—	87,645
Income taxes receivable	—	17,625	—	—	17,625
Prepaid expenses	13,436	12,313	363	—	26,112
Other	5,804	1,229	526	—	7,559
Total current assets	1,326,038	522,863	5,903	—	1,854,804
Properties
Property, plant and equipment	45,728	561,686	29,494	—	636,908
Accumulated depreciation	(33,663)	(242,534)	(1,722)	—	(277,919)
Net properties	12,065	319,152	27,772	—	358,989

Investments in subsidiaries	11,056,727	59,328	—	(11,116,055)	—

Other Assets
Broadcast rights	—	81,783	349	—	82,132
Operating lease right-of-use assets	8,157	143,184	144	—	151,485
Goodwill	—	3,220,300	8,136	—	3,228,436
Other intangible assets, net	—	1,341,225	64,334	—	1,405,559
Assets held for sale	—	60,177	—	—	60,177
Investments	850	1,126,887	8,816	—	1,136,553
Intercompany receivables	3,092,697	6,968,783	1,474,573	(11,536,053)	—
Other	62,883	137,228	7,727	(65,839)	141,999
Total other assets	3,164,587	13,079,567	1,564,079	(11,601,892)	6,206,341
Total Assets	$15,559,417	$13,980,910	$1,597,754	$(22,717,947)	$8,420,134

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$21,969	$20,274	$1,362	$—	$43,605
Income taxes payable	—	101,856	—	—	101,856
Contracts payable for broadcast rights	—	218,727	1,528	—	220,255
Deferred revenue	—	11,784	895	—	12,679
Interest payable	14,509	—	—	—	14,509
Operating lease liabilities	1,740	22,455	35	—	24,230
Other	38,798	46,026	879	—	85,703
Total current liabilities	77,016	421,122	4,699	—	502,837

Non-Current Liabilities
Long-term debt	2,927,791	—	—	—	2,927,791
Deferred income taxes	—	581,603	—	(65,839)	515,764
Contracts payable for broadcast rights	—	201,143	382	—	201,525
Operating lease liabilities	8,593	135,096	109	—	143,798
Intercompany payables	8,534,851	2,285,191	716,011	(11,536,053)	—
Other obligations	390,776	87,930	23,948	—	502,654
Total non-current liabilities	11,862,011	3,290,963	740,450	(11,601,892)	4,291,532
Total liabilities	11,939,027	3,712,085	745,149	(11,601,892)	4,794,369

Shareholders’ Equity (Deficit)
Common stock	102	—	—	—	102
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,035,660	8,307,898	913,902	(9,221,800)	4,035,660
Retained earnings (deficit)	327,401	1,962,172	(66,296)	(1,895,876)	327,401
Accumulated other comprehensive (loss) income	(110,579)	(1,245)	(376)	1,621	(110,579)
Total Tribune Media Company shareholders’ equity (deficit)	3,620,390	10,268,825	847,230	(11,116,055)	3,620,390
Noncontrolling interests	—	—	5,375	—	5,375
Total shareholders’ equity (deficit)	3,620,390	10,268,825	852,605	(11,116,055)	3,625,765
Total Liabilities and Shareholders’ Equity (Deficit)	$15,559,417	$13,980,910	$1,597,754	$(22,717,947)	$8,420,134

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$23,051	$20,357	$1,489	$—	$44,897
Income taxes payable	—	9,973	—	—	9,973
Contracts payable for broadcast rights	—	230,501	2,186	—	232,687
Deferred revenue	—	11,639	869	—	12,508
Interest payable	30,086	—	—	—	30,086
Other	44,702	76,694	246	—	121,642
Total current liabilities	97,839	349,164	4,790	—	451,793

Non-Current Liabilities
Long-term debt	2,926,083	—	—	—	2,926,083
Deferred income taxes	—	570,933	64,201	(61,210)	573,924
Contracts payable for broadcast rights	—	232,850	425	—	233,275
Intercompany payables	8,121,544	2,176,908	708,250	(11,006,702)	—
Other	397,559	121,497	24,163	—	543,219
Total non-current liabilities	11,445,186	3,102,188	797,039	(11,067,912)	4,276,501
Total Liabilities	11,543,025	3,451,352	801,829	(11,067,912)	4,728,294

Shareholders’ Equity (Deficit)
Common stock	102	—	—	—	102
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,031,233	8,307,898	913,902	(9,221,800)	4,031,233
Retained (deficit) earnings	223,734	1,868,740	(130,052)	(1,738,688)	223,734
Accumulated other comprehensive (loss) income	(104,967)	(1,230)	(63)	1,293	(104,967)
Total Tribune Media Company shareholders’ equity (deficit)	3,517,908	10,175,408	783,787	(10,959,195)	3,517,908
Noncontrolling interests	—	—	5,189	—	5,189
Total shareholders’ equity (deficit)	3,517,908	10,175,408	788,976	(10,959,195)	3,523,097
Total Liabilities and Shareholders’ Equity (Deficit)	$15,060,933	$13,626,760	$1,590,805	$(22,027,107)	$8,251,391

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(53,456)	$299,681	$(88,714)	$—	$157,511

Investing Activities
Capital expenditures	(919)	(12,658)	199	—	(13,378)
Spectrum repack reimbursements	—	3,673	—	—	3,673
Proceeds from the sales of investments	—	—	107,500	—	107,500
Other, net	—	(948)	—	—	(948)
Net cash (used in) provided by investing activities	(919)	(9,933)	107,699	—	96,847

Financing Activities
Payments of dividends	(22,061)	—	—	—	(22,061)
Tax withholdings related to net share settlements of share-based awards	(8,288)	—	—	—	(8,288)
Proceeds from stock option exercises	7,009	—	—	—	7,009
Contribution from noncontrolling interest	—	—	190	—	190
Change in intercompany receivables and payables and intercompany contributions	308,282	(289,056)	(19,226)	—	—
Net cash provided by (used in) financing activities	284,942	(289,056)	(19,036)	—	(23,150)

Net Increase (decrease) in Cash, Cash Equivalents and Restricted Cash	230,567	692	(51)	—	231,208
Cash, cash equivalents and restricted cash, beginning of period	1,075,568	904	3,176	—	1,079,648
Cash, cash equivalents and restricted cash, end of period	$1,306,135	$1,596	$3,125	$—	$1,310,856

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$1,289,528	$1,596	$3,125	$—	$1,294,249
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Total cash, cash equivalents and restricted cash	$1,306,135	$1,596	$3,125	$—	$1,310,856

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(43,982)	$228,723	$(27,346)	$—	$157,395

Investing Activities
Capital expenditures	(2,813)	(10,836)	(24)	—	(13,673)
Proceeds from sales of investments	—	—	3,890	—	3,890
Other	—	16	—	—	16
Net cash (used in) provided by investing activities	(2,813)	(10,820)	3,866	—	(9,767)

Financing Activities
Payments of dividends	(21,922)	—	—	—	(21,922)
Tax withholdings related to net share settlements of share-based awards	(5,493)	—	—	—	(5,493)
Proceeds from stock option exercises	581	—	—	—	581
Change in intercompany receivables and payables and intercompany contributions	193,972	(218,271)	24,299	—	—
Net cash provided by (used in) financing activities	167,138	(218,271)	24,299	—	(26,834)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	120,343	(368)	819	—	120,794
Cash, cash equivalents and restricted cash, beginning of period	687,868	1,501	1,882	—	691,251
Cash, cash equivalents and restricted cash, end of period	$808,211	$1,133	$2,701	$—	$812,045

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$791,604	$1,133	$2,701	$—	$795,438
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Total cash, cash equivalents and restricted cash	$808,211	$1,133	$2,701	$—	$812,045

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes as well as our audited consolidated financial statements for the year ended December 31, 2018.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three months ended March 31, 2019 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements related to the proposed Nexstar Merger (as defined below). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
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
Our business consists of our Television and Entertainment operations and the management of certain of our real estate assets. We also hold a variety of investments, including an equity investment in Television Food Network, G.P. (“TV Food Network”) that provides substantial annual cash distributions. Prior to the sale of our membership interest on January 22, 2019, we held an investment in Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”).
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
Our results of operations, when examined on a quarterly basis, reflect the historical seasonality of our advertising revenues. Typically, second and fourth quarter advertising revenues are higher than first and third quarter advertising revenues. Results for the second quarter usually reflect spring seasonal advertising, while the fourth quarter includes advertising related to the holiday season. In addition, our operating results are subject to fluctuations from political advertising as political spending is usually significantly higher in even numbered years due to advertising expenditures preceding local and national elections. For additional information on the businesses we operate, see “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) and our other filings with the SEC.
SIGNIFICANT EVENTS
Nexstar Merger Agreement
On November 30, 2018, we entered into the Nexstar Merger Agreement, providing for the acquisition by Nexstar of all of the outstanding shares of our Common Stock, by means of a merger of Nexstar Merger Sub with and into Tribune Media Company, with the Company surviving the Nexstar Merger as a wholly-owned subsidiary of Nexstar.
In the Nexstar Merger, each share of Common Stock issued and outstanding immediately prior to the effective time of the Nexstar Merger (the “Effective Time”) (other than shares held by (i) any Tribune subsidiary, Nexstar or any Nexstar subsidiary or (ii) Tribune shareholders who have not voted in favor of adopting the Nexstar Merger Agreement and who have demanded and perfected (and not validly withdrawn or waived) their appraisal rights in compliance with Section 262 of the DGCL) will be converted into the right to receive a cash payment of $46.50 (the “base merger consideration”), plus, if the Nexstar Merger closes after August 31, 2019 (the “Adjustment Date”), an additional amount in cash equal to (a) (i) $0.009863 multiplied by (ii) the number of calendar days elapsed after Adjustment Date to and including the date on which the Nexstar Merger closes, minus (b) the amount of any dividends declared by us after the Adjustment Date with a record date prior to the date on which the Nexstar Merger closes, in each case, without interest and less any required withholding taxes (the “additional per share consideration”, and together with the base merger consideration, the “Nexstar Merger Consideration”). The additional per share consideration will not be less than zero.
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
The consummation of the Nexstar Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the adoption of the Nexstar Merger by holders of a majority of our outstanding Common Stock, (ii) the receipt of approval from the Federal Communications Commission (the “FCC”) (the “FCC Approval”) and the expiration or termination of the waiting period applicable to the Nexstar Merger under the HSR Act and (iii) the absence of any order or law of any governmental authority that prohibits or makes illegal the consummation of the Nexstar Merger. Our and Nexstar’s respective obligations to consummate the Nexstar Merger are also subject to certain additional customary conditions, including (i) the accuracy of the representations and warranties of the other party (generally subject to a “material adverse effect” standard), (ii) performance by the other party of its covenants in the Nexstar Merger Agreement in all material respects and (iii) with respect to Nexstar’s obligation to consummate the Nexstar Merger, since the date of the Nexstar Merger Agreement, no material adverse effect with respect to Tribune having occurred.

The applications for FCC Approval (the “Merger Applications”) were filed on January 7, 2019. On February 14, 2019, the FCC issued a public notice of filing of the Merger Applications which set deadlines for petitions to deny the applications, oppositions to petitions to deny and replies to oppositions to petitions to deny.
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
On March 12, 2019, holders of a majority of the outstanding shares of our Class A Common Stock and Class B Common Stock, voting as a single class, voted on and approved the Nexstar Merger Agreement at a duly called special meeting of Tribune Media Company shareholders.
On March 20, 2019, in connection with its divestiture obligations under the Nexstar Merger Agreement, Nexstar entered into definitive asset purchase agreements with TEGNA Inc. (“TEGNA”) and The E.W. Scripps Company (“Scripps”) to sell a total of 19 stations (including 10 Tribune Media Company-owned stations, as well as 3 stations to which we provide certain services (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA, collectively, the “Dreamcatcher Stations”)) in 15 markets to TEGNA and Scripps following the completion of the Nexstar Merger (the “Nexstar Transactions”). Additionally, on April 8, 2019, Nexstar entered into a definitive agreement with Circle City Broadcasting I, Inc. (“CCB”) to sell 2 Nexstar stations to CCB following the completion of the Nexstar Merger. The consummation of each transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the Nexstar Merger Agreement, (ii) the receipt of approval from the FCC and the DOJ and the expiration or termination of any waiting period applicable to such transaction under the HSR Act and (iii) the absence of certain legal impediments to the consummation of such transaction. On April 15, 2019, the Federal Trade Commission issued an early termination notice with respect to the waiting period applicable under the HSR Act in connection with the transaction with Scripps.
On April 2, 2019, we exercised an option with Dreamcatcher to repurchase the Dreamcatcher Stations, to be consummated substantially concurrent with the closing of the Nexstar Merger (the “Dreamcatcher Repurchase”). Following the consummation of the Dreamcatcher Repurchase, the Dreamcatcher Stations are expected to be sold to TEGNA and Scripps in connection with the Nexstar Merger. In the event we are unable to consummate the Nexstar Merger, we may rescind our option to repurchase the Dreamcatcher stations.
Applications seeking FCC consent to station divestitures necessary to obtain the FCC Approval (the “Divestiture Applications”) were filed on April 3, 2019, April 8, 2019, April 10, 2019 and April 16, 2019. On April 26, 2019, the FCC issued a public notice of the filing of the Divestiture Applications which set deadlines for petitions to deny the applications, oppositions to petitions to deny and replies to oppositions to petitions to deny.
The Nexstar Merger Agreement may be terminated at any time prior to the Effective Time: (i) by mutual written consent of Nexstar and us; (ii) by either Nexstar or us (a) if the Effective Time has not occurred on or before November 30, 2019, provided that (x) if, on the initial end date, any of the conditions to the consummation of the Nexstar Merger related to the HSR Approval or the FCC Approval have not been satisfied, but all other conditions the consummation of the Nexstar Merger have been satisfied or waived or capable of being satisfied, then the end date will be automatically extended to February 29, 2020 and (y) in the event the marketing period for the debt financing for the transaction has commenced but has not completed by the end date, the end date may be extended (or further extended) by Nexstar on one occasion in its sole discretion by providing written notice thereof to us at least one business day prior to the end date until the date that is four business days after the last scheduled expiration date of the marketing period (unless the failure of the Effective Time to occur before the end date was primarily due to such party’s breach of any of its obligations under the Nexstar Merger Agreement), (b) if any governmental authority of competent jurisdiction has issued an order permanently prohibiting the consummation of the Nexstar Merger and such order has become final and non-appealable (unless such order was primarily attributable to such party’s breach of the Nexstar Merger Agreement); and (iii) either Nexstar or us in certain circumstances, as described in the Nexstar Merger Agreement.
As further described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2018, we must pay Nexstar a termination fee of $135 million if we or Nexstar terminate the Nexstar Merger Agreement in certain circumstances, except that such termination fee may be reduced by any previously paid amounts relating to the documented, out-of-pocket expenses of Nexstar in an amount not to exceed $15 million.
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
See Note 10 to our audited consolidated financial statements for the year ended December 31, 2018 for additional information regarding the Chapter 11 proceedings.
At March 31, 2019, restricted cash held by us to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we would be required to satisfy the allowed claims from our cash from operations.
Chicago Cubs Transactions
As further described in Note 11 to our audited consolidated financial statements for the year ended December 31, 2018, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 6 to our audited consolidated financial statements for the year ended December 31, 2018) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through March 31, 2019 would be approximately $86 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009.
As further described in Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019, on August 21, 2018, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) provided a written notice (the “Call Notice”) to us that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement of CEV LLC to purchase our 5% membership interest in CEV LLC. We sold our 5% ownership interest in CEV LLC on January 22, 2019 (the “2019 Cubs Sale”) for pretax proceeds of $107.5 million and recognized a gain of $86 million before taxes ($66 million after taxes) in the first quarter of 2019. As a result of the sale, the previously recorded deferred tax liability of $69 million related to the future recognition of taxable income related to the Chicago Cubs Transactions became currently payable. Subsequent to the sale, we no longer own any portion of CEV LLC and maintain no deferred taxes or tax reserves related to the Chicago Cubs Transactions. As of March 31, 2019, we have paid or accrued approximately $167 million of federal and state taxes on the deferred gain and the 2019 Cubs Sale through our regular tax reporting process. Concurrently with the sale, we ceased being a guarantor of all debt facilities held by New Cubs LLC. The sale of our ownership interest in CEV LLC has no impact on our dispute with the IRS.
Non-Operating Items
Non-operating items were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Gain on investment transactions	86,272	3,888
Other non-operating (loss) gain, net	(1,623)	117
Total non-operating gain, net	$84,649	$4,005
Non-operating items for the three months ended March 31, 2019 included a pretax gain of $86 million from the sale of our ownership interest in CEV LLC on January 22, 2019.
Non-operating items for the three months ended March 31, 2018 included a pretax gain of $4 million from the sale of one of our other equity investments.

RESULTS OF OPERATIONS
CONSOLIDATED
Consolidated operating results for the three months ended March 31, 2019 and March 31, 2018 are shown in the table below (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Operating revenues	$454,988	$443,635	+3%

Operating profit	$54,703	$187,285	-71%

Income on equity investments, net	$45,685	$39,137	+17%

Net income attributable to Tribune Media Company	$113,208	$141,189	-20%
Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Operating revenues
Television and Entertainment	$453,427	$440,702	+3%
Corporate and Other	1,561	2,933	-47%
Total operating revenues	$454,988	$443,635	+3%
Operating profit (loss)
Television and Entertainment	$79,925	$211,852	-62%
Corporate and Other	(25,222)	(24,567)	+3%
Total operating profit (loss)	$54,703	$187,285	-71%

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Consolidated operating revenues increased 3%, or $11 million, in the three months ended March 31, 2019 primarily due to an increase at Television and Entertainment driven by higher retransmission revenues. Consolidated operating profit decreased $133 million to $55 million in the three months ended March 31, 2019, from $187 million in the three months ended March 31, 2018. The decrease was primarily driven by a decline at Television and Entertainment as operating profit in the first quarter of 2018 included a net pretax gain of $133 million on the sales of spectrum.
Operating Expenses—Consolidated operating expenses for the three months ended March 31, 2019 and March 31, 2018 were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Programming	$119,887	$100,741	+19%
Direct operating expenses	99,163	101,388	-2%
Selling, general and administrative	133,262	131,956	+1%
Depreciation	12,952	13,775	-6%
Amortization	35,021	41,687	-16%
Gain on sales of spectrum	—	(133,197)	-100%
Total operating expenses	$400,285	$256,350	+56%
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Programming expense, which represented 26% of revenues for the three months ended March 31, 2019 compared to 23% for the three months ended March 31, 2018, increased 19%, or $19 million, primarily due to increased network affiliate fees, partially offset by lower amortization of license fees. Network affiliate fees increased by $26 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018. The decline in amortization of license fees of $7 million was primarily driven by lower syndication costs.
Direct operating expenses, which represented 22% of revenues for the three months ended March 31, 2019 and 23% for the three months ended March 31, 2018, decreased 2%, or $2 million, primarily due to a $2 million decrease in other expenses driven by a decline in rent expense.
Selling, general and administrative (“SG&A”) expenses, which represented 29% of revenues for the three months ended March 31, 2019 and 30% for the three months ended March 31, 2018, increased 1%, or $1 million, primarily due to higher compensation expense, partially offset by lower other expense. Compensation expense increased 6%, or $4 million, primarily due to increases in direct pay and benefits as well as severance expense. Other expenses decreased 6%, or $3 million, largely due to the receipt of $4 million of spectrum repack reimbursements in the first quarter of 2019.
Depreciation expense decreased 6%, or $1 million, for the three months ended March 31, 2019. Amortization expense decreased 16%, or $7 million, for the three months ended March 31, 2019 due to the absence of amortization expense for certain network affiliation agreement intangible assets that were fully amortized at December 31, 2018.
Gain on sales of spectrum of $133 million for the three months ended March 31, 2018 relates to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three months ended March 31, 2019 and March 31, 2018 (in thousands).

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Operating revenues	$453,427	$440,702	+3%
Operating expenses	373,502	228,850	+63%
Operating profit	$79,925	$211,852	-62%
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Television and Entertainment operating revenues increased 3%, or $13 million, in the three months ended March 31, 2019 largely due to an increase in retransmission revenues, as further described below.
Television and Entertainment operating profit decreased 62%, or $132 million, in the three months ended March 31, 2019 mainly due to the absence of the net pretax gain of $133 million related to licenses sold in the FCC spectrum auction recorded in the first quarter of 2018, as described above, and a $19 million increase in programming expense, partially offset by a $13 million increase in revenue as well as a $7 million decrease in amortization expense, as further described below.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three months ended March 31, 2019 and March 31, 2018 were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Advertising	$269,889	$270,439	—%
Retransmission revenues	132,860	118,142	+12%
Carriage fees	41,139	41,662	-1%
Other	9,539	10,459	-9%
Total operating revenues	$453,427	$440,702	+3%
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Advertising Revenues—Advertising revenues, net of agency commissions, were flat for the three months ended March 31, 2019 as a $5 million decrease in political advertising revenue was offset by a $3 million increase in core advertising revenue (comprised of local and national advertising, excluding political and digital) and a $2 million increase in digital revenue. The increase in core advertising revenue was primarily due to an increase in revenues associated with airing the Super Bowl on six CBS-affiliated stations in 2019 compared to two NBC-affiliated stations in 2018, and advertising revenues in 2018 for non-NBC affiliated stations were negatively impacted by the 2018 Winter Olympics. Political advertising revenues, which are a component of total advertising revenues, were approximately $4 million for the three months ended March 31, 2019 compared to $9 million for the three months ended March 31, 2018, as 2018 was an election year.
Retransmission Revenues—Retransmission revenues increased 12%, or $15 million, in the three months ended March 31, 2019 primarily due to a $21 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.

Carriage Fees—Carriage fees were flat in the three months ended March 31, 2019 as rate increases were offset by a decrease in the number of subscribers.
Other Revenues—Other revenues are primarily derived from trade revenue, profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 9%, or $1 million, in the three months ended March 31, 2019.
Operating Expenses—Television and Entertainment operating expenses for the three months ended March 31, 2019 and March 31, 2018 were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Compensation	$136,428	$133,732	+2%
Programming	119,887	100,741	+19%
Depreciation	11,062	10,870	+2%
Amortization	35,021	41,687	-16%
Other	71,104	75,017	-5%
Gain on sales of spectrum	—	(133,197)	-100%
Total operating expenses	$373,502	$228,850	+63%
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Television and Entertainment operating expenses were up 63%, or $145 million, in the three months ended March 31, 2019 compared to the prior year period largely due to the net pretax gain of $133 million in the first quarter of 2018 related to licenses sold in the FCC spectrum auction, a $19 million increase in programming expenses and a $3 million increase in compensation expense, partially offset by a $7 million decline in amortization expense and a $4 million decline in other expense, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 2%, or $3 million, in the three months ended March 31, 2019 primarily due to increases in direct pay and benefits as well as severance expense.
Programming Expense—Programming expense increased 19%, or $19 million, in the three months ended March 31, 2019. The increase was primarily due to increased network affiliate fees, partially offset by lower amortization of license fees. Network affiliate fees increased by $26 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018, along with other contractual increases. The decline in amortization of license fees of $7 million is primarily driven by lower syndicated programming costs.
Depreciation and Amortization Expense—Depreciation expense was flat for the three months ended March 31, 2019. Amortization expense decreased 16%, or $7 million, in the three months ended March 31, 2019 due to the absence of amortization expense for certain network affiliation agreement intangible assets that were fully amortized at December 31, 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 5%, or $4 million, in the three months ended March 31, 2019 primarily due to $4 million of spectrum repack reimbursements.
Gain on Sales of Spectrum—In the three months ended March 31, 2018, we recorded a net pretax gain of $133 million related to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019.

CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating revenues and expenses for the three months ended March 31, 2019 and March 31, 2018 were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Real estate revenues	$1,561	$2,933	-47%

Operating Expenses
Real estate	$1,466	$2,231	-34%
Corporate (1)	25,317	25,269	—%
Total operating expenses	$26,783	$27,500	-3%

(1)	Corporate operating expenses included $2 million of depreciation expense for both the three months ended March 31, 2019 and March 31, 2018.
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Real Estate Revenues—Real estate revenues decreased 47%, or $1 million, in the three months ended March 31, 2019 primarily due to the loss of revenue from real estate properties sold in 2018.
Real Estate Expenses—Real estate expenses decreased 34%, or less than $1 million, in the three months ended March 31, 2019 primarily resulting from a reduction in compensation expense and due to real estate properties sold in 2018.
Corporate Expenses—Corporate expenses were flat for the three months ended March 31, 2019 as a $1 million increase in compensation expense was offset by decreases in depreciation and other expense.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net was as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Income on equity investments, net, before amortization of basis difference	$58,154	$51,606	+13%
Amortization of basis difference (1)	(12,469)	(12,469)	—%
Income on equity investments, net	$45,685	$39,137	+17%

(1)	See Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019 for the discussion of the amortization of basis difference.
Income on equity investments, net increased 17%, or $7 million, in the three months ended March 31, 2019 due to higher equity income from TV Food Network.
Cash distributions from our equity method investments were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Cash distributions from equity investments	$153,082	$115,137	+33%

Cash distributions from TV Food Network increased 33%, or $38 million, in the three months ended March 31, 2019. The increase was due to stronger operating performance as well as timing as cash distributions in 2018 to cover our taxes on our share of partnership income were lower based on the reduction in rates from the Tax Cuts and Jobs Act enacted in late 2017.
INTEREST INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest income, interest expense and income tax expense were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Interest income	$6,247	$1,898	*

Interest expense	$43,615	$40,631	+7%

Income tax expense	$37,777	$56,702	-33%

*	Represents positive or negative change equal to, or in excess of 100%
Interest Income—Increase in interest income of $4 million in the three months ended March 31, 2019 was primarily due to higher interest rates and a higher average outstanding balance of cash and cash equivalents during the three months ended March 31, 2019 as compared to the prior year period.
Interest Expense—Interest expense for each of the three months ended March 31, 2019 and March 31, 2018 includes amortization of debt issuance costs of $2 million.
Income Tax Expense—In the three months ended March 31, 2019, we recorded income tax expense of $38 million. The effective tax rate on pretax income was 25.0% for the three months ended March 31, 2019. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, a $2 million benefit related to stock-based compensation, a $3 million benefit resulting from a change in our state tax rates, and a $2 million charge related to the resolution of federal and state income tax matters and other adjustments.
In the three months ended March 31, 2018, we recorded income tax expense of $57 million. The effective tax rate on pretax income was 28.7%. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a net $2 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$157,511	$157,395
Net cash provided by (used in) investing activities	96,847	(9,767)
Net cash used in financing activities	(23,150)	(26,834)
Net increase in cash, cash equivalents and restricted cash	$231,208	$120,794
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2019 was $158 million compared to $157 million for the three months ended March 31, 2018. Cash provided by operating activities was essentially flat as unfavorable working capital changes and lower cash flows from operating results were offset by higher distributions from our equity investments. Distributions from our equity investments were $153 million for the three months ended March 31, 2019 compared to $115 million for the three months ended March 31, 2018.
Investing activities
Net cash provided by investing activities totaled $97 million for the three months ended March 31, 2019. Our capital expenditures in the three months ended March 31, 2019 totaled $13 million and included $5 million related to the FCC spectrum repacking project. In the three months ended March 31, 2019, we received net proceeds of $107.5 million from the 2019 Cubs Sale and $4 million of repack reimbursements from the FCC.
A majority of our remaining capital expenditures for the FCC spectrum repacking are expected to occur in 2019. Through March 31, 2019, we have incurred $32 million in capital expenditures for the spectrum repack, of which $15 million has been reimbursed by the FCC. We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Net cash used in investing activities totaled $10 million for the three months ended March 31, 2018. Our capital expenditures in the three months ended March 31, 2018 totaled $14 million and included $3 million related to the

FCC spectrum repacking project. In the three months ended March 31, 2018, we received net proceeds of $4 million related to the sales of investments.
Financing activities
Net cash used in financing activities was $23 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we paid quarterly cash dividends of $22 million and paid $8 million of tax withholdings related to net share settlements of share-based awards while receiving proceeds of $7 million from stock option exercises.
Net cash used in financing activities was $27 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we paid dividends of $22 million and paid $5 million of tax withholdings related to net share settlement of share-based awards.
Debt
Our debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $1,111 and $1,268	$188,514	$188,357
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $17,441 and $18,305	1,648,451	1,647,587
5.875% Senior Notes due 2022, net of debt issuance costs of $9,174 and $9,861	1,090,826	1,090,139
Total debt	$2,927,791	$2,926,083

Secured Credit Facility—At both March 31, 2019 and December 31, 2018, our secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding. At both March 31, 2019 and December 31, 2018, there were no borrowings outstanding under our $338 million revolving credit facility (the “Revolving Credit Facility”); however, there were standby letters of credit outstanding of $20 million, primarily in support of our workers’ compensation insurance programs. See Note 7 to our audited consolidated financial statements for the year ended December 31, 2018 for further information and significant terms and conditions associated with the Term Loan Facility and the Revolving Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility.
5.875% Senior Notes due 2022—On June 24, 2015, we issued $1.100 billion aggregate principal amount of our 5.875% Senior Notes due 2022, which we exchanged for substantially identical securities registered under the Securities Act of 1933, as amended, on May 4, 2016 (the “Notes”). The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15. The Notes mature on July 15, 2022.
Repurchases of Equity Securities
On February 24, 2016, the Board of Directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program may be suspended or discontinued at any time. We did not repurchase any shares of Common Stock during 2018 and did not make any share repurchases during the three months ended March 31, 2019 due to restrictions contained in the now terminated Sinclair Merger Agreement and the Nexstar Merger Agreement. As of March 31, 2019, the remaining authorized amount under the current authorization totaled approximately $168 million.
Cash Dividends
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2019		2018
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$22,061	$0.25	$21,922
On May 1, 2019, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on June 4, 2019 to holders of record of Common Stock and Warrants as of May 20, 2019.
The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are at the discretion of the Board and will depend upon various factors then existing, including our earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. Under the Nexstar Merger Agreement, we may not pay dividends other than quarterly cash dividends of $0.25 or less per share. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
Off-Balance Sheet Arrangements
As further described in Note 5 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2019, we sold our 5% ownership interest in CEV LLC on January 22, 2019. Concurrently with the sale, we ceased being a guarantor of all debt facilities held by New Cubs LLC.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019 for a discussion of new accounting guidance and the Company’s adoption of certain accounting standards in 2019.
We have updated our lease accounting policies in conjunction with our adoption of Topic 842 as further described in Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019. See Note 1 for additional information on the key judgments and estimates related to lease accounting under the new policy. Except for the adoption of Topic 842, there were no other changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2018 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our audited consolidated financial statements for the year ended December 31, 2018.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2019. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our unaudited condensed consolidated financial statements for the three months ended March 31, 2019 were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2018 for further information.

As further described in Note 11 to our audited consolidated financial statements for the year ended December 31, 2018, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 6 to our audited consolidated financial statements for the year ended December 31, 2018) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through March 31, 2019 would be approximately $86 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009.
As further described in Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019, on August 21, 2018, NEH provided the Call Notice to us that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement of CEV LLC to purchase our 5% membership interest in CEV LLC. We sold our 5% ownership interest in CEV LLC on January 22, 2019 for pretax proceeds of $107.5 million and recognized a gain of $86 million before taxes ($66 million after taxes) in the first quarter of 2019. As a result of the sale, the previously recorded deferred tax liability of $69 million related to the future recognition of taxable income related to the Chicago Cubs Transactions became currently payable. Subsequent to the sale, we no longer own any portion of CEV LLC, and we maintain no deferred taxes or tax reserves related to the Chicago Cubs Transactions. As of March 31, 2019, we have paid or accrued approximately $167 million of federal and state taxes on the deferred gain and the 2019 Cubs Sale through our regular tax reporting process. The sale of our ownership interest in CEV LLC has no impact on our dispute with the IRS.
Our liability for unrecognized tax benefits totaled $22 million and $21 million at March 31, 2019 and December 31, 2018, respectively.
Starting in July 2018, a series of plaintiffs filed putative class action lawsuits against us, Tribune Broadcasting Company, Sinclair, and other named and unnamed defendants (collectively, the “Defendants”) alleging that the Defendants coordinated their pricing of television advertising, thereby harming a proposed class of all buyers of television advertising time from one or more of the Defendants since at least January 1, 2014. The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations. Currently, twenty-two lawsuits have been filed, and were consolidated in the Northern District of Illinois. Lead counsel for the plaintiffs was appointed on January 23, 2019. The plaintiffs then filed an amended, consolidated complaint on April 3, 2019. We believe the above lawsuits are without merit and intend to defend them vigorously.
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
On September 10, 2018, The Arbitrage Event-Driven Fund filed a putative securities class action complaint (the “Securities Complaint”) against us and members of our senior management in the United States District Court for the Northern District of Illinois. The Securities Complaint alleges that Tribune Media Company and its senior management violated Sections 10(b) and 20(a) of the Exchange Act by misrepresenting and omitting material facts concerning Sinclair’s conduct during the Sinclair Merger approval process. On December 18, 2018, the Court appointed The Arbitrage Event-Driven Fund and related entities as Lead Plaintiffs. On January 31, 2019, Lead Plaintiffs and two other named plaintiffs filed an amended complaint (the “Amended Complaint”). The Amended Complaint eliminates the claim under Section 20(a) of the Exchange Act and adds a claim under Section 11 of the

Securities Act related to a November 29, 2017 public offering of our Class A Common Stock by Oaktree Tribune, L.P. (“Oaktree”). The Amended Complaint also names certain members of the Board of Directors of Tribune Media Company as defendants. The Amended Complaint also includes claims against Oaktree, Oaktree Capital Management, L.P. and Morgan Stanley & Co, LLC. The lawsuit is purportedly brought on behalf of purchasers of our Class A Common Stock between November 29, 2017 and July 16, 2018, contemporaneously with Oaktree’s sales in the November 29, 2017 public offering or pursuant or traceable to that offering. Plaintiffs seek damages in an amount to be determined at trial. On March 29, 2019, the Company and the individual Tribune Media Company defendants filed a motion to dismiss the Amended Complaint. The Court has set a deadline of May 10, 2019 for the Plaintiffs to file their opposition brief and June 7, 2019 for the Company and the individual Tribune Media Company defendants to file a reply. We believe this lawsuit is without merit and intend to defend it vigorously.
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
ITEM 1A. RISK FACTORS
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2018 Annual Report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
No Warrants were exercised for Class A Common Stock or for Class B Common Stock during the three months ended March 31, 2019. As further described in Note 11 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019, 30,551 Warrants remain outstanding as of March 31, 2019. The Warrants are exercisable at the holder’s option into Class A Common Stock, Class B Common Stock, or a combination thereof, at an exercise price of $0.001 per share or through “cashless exercise,” whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price.
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
Repurchases of Equity Securities
During the three months ended March 31, 2019, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of March 31, 2019, the remaining authorized amount under the current authorization totaled $168 million. The Nexstar Merger Agreement prohibits us from engaging in additional share repurchases.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2019.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer