Form 10-Q
period 2019-06-30
TRIBUNE MEDIA CO
filed 2019-08-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Yes ☐ No ☒
As of July 31, 2019, 88,405,196 shares of the registrant’s Class A Common Stock and 5,557 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating Revenues
Television and Entertainment	$482,557	$486,417	$935,984	$927,119
Other	1,479	2,941	3,040	5,874
Total operating revenues	484,036	489,358	939,024	932,993
Operating Expenses
Programming	134,083	111,635	253,970	212,376
Direct operating expenses	98,087	98,817	197,250	200,205
Selling, general and administrative	129,700	125,878	262,962	257,834
Depreciation	13,867	13,281	26,819	27,056
Amortization	35,018	41,681	70,039	83,368
Gain on sales of spectrum (Note 8)	—	—	—	(133,197)
Total operating expenses	410,755	391,292	811,040	647,642
Operating Profit	73,281	98,066	127,984	285,351
Income on equity investments, net	46,527	52,568	92,212	91,705
Interest income	7,726	2,336	13,973	4,234
Interest expense	(43,777)	(41,990)	(87,392)	(82,621)
Pension and other postretirement periodic benefit credit, net	4,524	6,985	9,154	14,069
Gain on investment transactions	—	—	86,272	3,888
Other non-operating gain (loss), net	80	(26)	(1,543)	91
Reorganization items, net	(876)	(685)	(2,194)	(1,578)
Income Before Income Taxes	87,485	117,254	238,466	315,139
Income tax expense	23,835	32,816	61,612	89,518
Net Income	$63,650	$84,438	$176,854	$225,621
Net loss attributable to noncontrolling interests	7	4	11	10
Net Income attributable to Tribune Media Company	$63,657	$84,442	$176,865	$225,631

Net Earnings Per Common Share Attributable to Tribune Media Company:
Basic	$0.72	$0.96	$2.01	$2.58
Diluted	$0.71	$0.96	$1.98	$2.55

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income	$63,650	$84,438	$176,854	$225,621

Other Comprehensive Income (Loss), net of taxes
Pension and other post-retirement benefit items:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(1,001) and $(1,327) for the three months and six months ended June 30, 2019 and June 30, 2018, respectively	(2,885)	(3,827)	(2,885)	(3,827)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(14) and $(13) for the three months ended June 30, 2019 and June 30, 2018, respectively, and $(33) and $(29) for the six months ended June 30, 2019 and June 30, 2018, respectively	(38)	(37)	(92)	(83)
Change in unrecognized benefit plan gains and losses, net of taxes	(2,923)	(3,864)	(2,977)	(3,910)
Cash flow hedging instruments:
Unrealized gains and losses, net of taxes of $(2,585) and $975 for the three months ended June 30, 2019 and June 30, 2018, respectively, and $(4,325) and $3,571 for the six months ended June 30, 2019 and June 30, 2018, respectively	(7,454)	2,810	(12,472)	10,297
Gains and losses reclassified to net income, net of taxes of $(73) and $112 for the three months ended June 30, 2019 and June 30, 2018, respectively, and $(147) and $326 for the six months ended June 30, 2019 and June 30, 2018, respectively	(212)	325	(424)	941
Change in unrecognized gains and losses on cash flow hedging instruments, net of taxes	(7,666)	3,135	(12,896)	11,238
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(3) and $67 for the three months ended June 30, 2019 and June 30, 2018, respectively, and $(8) and $58 for the six months ended June 30, 2019 and June 30, 2018	203	(702)	(125)	(267)
Other Comprehensive Income (Loss), net of taxes	(10,386)	(1,431)	(15,998)	7,061
Comprehensive Income	$53,264	$83,007	$160,856	$232,682
Comprehensive loss attributable to noncontrolling interests	7	4	11	10
Comprehensive Income Attributable to Tribune Media Company	$53,271	$83,011	$160,867	$232,692

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$1,314,108	$1,063,041
Restricted cash and cash equivalents	16,607	16,607
Accounts receivable (net of allowances of $3,662 and $4,461)	421,309	416,938
Broadcast rights	72,598	98,269
Income taxes receivable	17,607	23,922
Prepaid expenses	27,009	19,444
Other	8,865	7,509
Total current assets	1,878,103	1,645,730
Properties
Property, plant and equipment	646,743	687,377
Accumulated depreciation	(285,262)	(266,078)
Net properties	361,481	421,299
Other Assets
Broadcast rights	70,027	95,876
Operating lease right-of-use assets (Note 3)	196,408	—
Goodwill	3,228,547	3,228,601
Other intangible assets, net	1,370,614	1,442,456
Assets held for sale	62,789	—
Investments	1,154,700	1,264,437
Other	140,111	152,992
Total other assets	6,223,196	6,184,362
Total Assets (1)	$8,462,780	$8,251,391

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2019	December 31, 2018
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$42,502	$44,897
Income taxes payable	55,509	9,973
Employee compensation and benefits	57,360	79,482
Contracts payable for broadcast rights	212,046	232,687
Deferred revenue	13,867	12,508
Interest payable	30,652	30,086
Operating lease liabilities (Note 3)	19,904	—
Other	53,876	42,160
Total current liabilities	485,716	451,793
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $25,995 and $29,434)	2,929,522	2,926,083
Deferred income taxes	516,216	573,924
Contracts payable for broadcast rights	171,143	233,275
Pension obligations, net	374,964	380,322
Postretirement, medical, life and other benefits	8,452	8,298
Operating lease liabilities (Note 3)	192,378	—
Other obligations	117,872	154,599
Total non-current liabilities	4,310,547	4,276,501
Total Liabilities (1)	4,796,263	4,728,294
Commitments and Contingent Liabilities (Note 8)
Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at June 30, 2019 and at December 31, 2018	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 102,498,285 shares issued and 88,396,100 shares outstanding at June 30, 2019 and 101,790,837 shares issued and 87,688,652 shares outstanding at December 31, 2018	102	102
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,557 shares at June 30, 2019 and December 31, 2018	—	—
Treasury stock, at cost: 14,102,185 shares at June 30, 2019 and December 31, 2018	(632,194)	(632,194)
Additional paid-in-capital	4,045,530	4,031,233
Retained earnings	368,621	223,734
Accumulated other comprehensive loss	(120,965)	(104,967)
Total Tribune Media Company shareholders’ equity	3,661,094	3,517,908
Noncontrolling interests	5,423	5,189
Total shareholders’ equity	3,666,517	3,523,097
Total Liabilities and Shareholders’ Equity	$8,462,780	$8,251,391

(1)
The Company’s consolidated total assets as of June 30, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $66 million and $73 million, respectively, which can only be used to settle the obligations of the VIEs. The Company’s consolidated total liabilities as of June 30, 2019 and December 31, 2018 include total liabilities of the VIEs of $26 million and $28 million, respectively, for which the creditors of the VIEs have no recourse to the Company (see Note 1).

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY THREE AND SIX MONTHS ENDED JUNE 30, 2019 (In thousands, except for share data) (Unaudited)

		Retained Earnings	Accumulated Other Comprehensive Loss	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2018	$3,523,097	$223,734	$(104,967)	$4,031,233	$(632,194)	$5,189	$102	101,790,837	$—	5,557
Comprehensive income:
Net income (loss)	113,204	113,208	—	—	—	(4)	—	—	—	—
Other comprehensive loss, net of taxes	(5,612)	—	(5,612)	—	—	—	—	—	—	—
Comprehensive income	107,592
Regular dividends declared to shareholders and warrant holders, $0.25 per share	(22,061)	(22,349)	—	288	—	—	—	—	—	—
Stock-based compensation	5,418	—	—	5,418	—	—	—	—	—	—
Net share settlements of stock-based awards	(1,279)	—	—	(1,279)	—	—	—	558,474	—	—
Cumulative effect of a change in accounting principle	12,808	12,808	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	190	—	—	—	—	190	—	—	—	—
Balance at March 31, 2019	$3,625,765	$327,401	$(110,579)	$4,035,660	$(632,194)	$5,375	$102	102,349,311	$—	5,557
Comprehensive income:
Net income (loss)	63,650	63,657	—	—	—	(7)	—	—	—	—
Other comprehensive loss, net of taxes	(10,386)	—	(10,386)	—	—	—	—	—	—	—
Comprehensive income	53,264
Regular dividends declared to shareholders and warrant holders, $0.25 per share	(22,114)	(22,437)	—	323	—	—	—	—	—	—
Stock-based compensation	5,502	—	—	5,502	—	—	—	—	—	—
Net share settlements of stock-based awards	4,045	—	—	4,045	—	—	—	148,974	—	—
Contributions from noncontrolling interest	55	—	—	—	—	55	—	—	—	—
Balance at June 30, 2019	$3,666,517	$368,621	$(120,965)	$4,045,530	$(632,194)	$5,423	$102	102,498,285	$—	5,557

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY THREE AND SIX MONTHS ENDED JUNE 30, 2018 (In thousands, except for share data) (Unaudited)

		Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interests	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2017	$3,217,180	$(114,240)	$(48,061)	$4,011,530	$(632,194)	$44	$101	101,429,999	$—	5,557
Comprehensive income:
Net income (loss)	141,183	141,189	—	—	—	(6)	—	—	—	—
Other comprehensive income, net of taxes	8,492	—	8,492	—	—	—	—	—	—	—
Comprehensive income	149,675
Regular dividends declared to shareholders and warrant holders, $0.25 per share	(21,922)	(22,243)	—	321	—	—	—	—	—	—
Stock-based compensation	5,114	—	—	5,114	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,912)	—	—	(4,913)	—	—	1	283,545	—	—
Balance at March 31, 2018	$3,345,135	$4,706	$(39,569)	$4,012,052	$(632,194)	$38	$102	101,713,544	$—	5,557
Comprehensive income:
Net income (loss)	84,438	84,442	—	—	—	(4)	—	—	—	—
Other comprehensive loss, net of taxes	(1,431)	—	(1,431)	—	—	—	—	—	—	—
Comprehensive income	83,007
Regular dividends declared to shareholders and warrant holders, $0.25 per share	(21,925)	(22,228)	—	303	—	—	—	—	—	—
Stock-based compensation	5,397	—	—	5,397	—	—	—	—	—	—
Net share settlements of stock-based awards	(230)	—	—	(230)	—	—	—	14,433	—	—
Distribution to noncontrolling interests, net	(2)	—	—	—	—	(2)	—	—	—	—
Balance at June 30, 2018	$3,411,382	$66,920	$(41,000)	$4,017,522	$(632,194)	$32	$102	101,727,977	$—	5,557

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities
Net income	$176,854	$225,621
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,920	10,511
Pension credit and contributions	(8,661)	(38,027)
Depreciation	26,819	27,056
Amortization of other intangible assets	70,039	83,368
Income on equity investments, net	(92,212)	(91,705)
Distributions from equity investments	181,461	158,926
Amortization of debt issuance costs and original issue discount	3,688	3,718
Gain on sales of spectrum (Note 8)	—	(133,197)
Gain on investment transactions	(86,272)	(3,888)
Spectrum repack reimbursements	(5,947)	(1,698)
Other non-operating loss (gain), net	846	(91)
Changes in working capital items:
Accounts receivable, net	(4,910)	12,917
Prepaid expenses and other current assets	(8,327)	(16,825)
Accounts payable	1,267	(1,857)
Employee compensation and benefits, accrued expenses and other current liabilities	(21,461)	(13,993)
Deferred revenue	1,359	2,801
Income taxes	51,853	7,271
Change in broadcast rights, net of liabilities	(31,253)	(28,612)
Deferred income taxes	(56,631)	17,405
Other, net	831	1,240
Net cash provided by operating activities	210,263	220,941

Investing Activities
Capital expenditures	(30,607)	(24,947)
Spectrum repack reimbursements	5,947	1,698
Proceeds from the sales of investments	107,547	3,890
Other, net	(919)	1,615
Net cash provided by (used in) investing activities	81,968	(17,744)

See Notes to Unaudited Condensed Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Financing Activities
Payments of dividends	(44,175)	(43,847)
Tax withholdings related to net share settlements of share-based awards	(8,630)	(5,723)
Proceeds from stock option exercises	11,396	581
Contribution from/(distributions to) noncontrolling interests	245	(2)
Net cash used in financing activities	(41,164)	(48,991)

Net Increase in Cash, Cash Equivalents and Restricted Cash	251,067	154,206
Cash, cash equivalents and restricted cash, beginning of period	1,079,648	691,251
Cash, cash equivalents and restricted cash, end of period	$1,330,715	$845,457

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$1,314,108	$828,850
Restricted cash and cash equivalents	16,607	16,607
Total cash, cash equivalents and restricted cash	$1,330,715	$845,457

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$83,075	$79,027
Income taxes, net	$65,347	$64,294

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the three and six months ended June 30, 2019 and June 30, 2018. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the Nexstar Merger, each share of Common Stock issued and outstanding immediately prior to the effective time of the Nexstar Merger (the “Effective Time”) (other than shares held by (i) any Tribune subsidiary, Nexstar or any Nexstar subsidiary or (ii) Tribune shareholders who have not voted in favor of adopting the Nexstar Merger Agreement and who have demanded and perfected (and not validly withdrawn or waived) their appraisal rights in compliance with Section 262 of the DGCL) will be converted into the right to receive a cash payment of $46.50 (the “base merger consideration”), plus, if the Nexstar Merger closes after August 31, 2019 (the “Adjustment Date”), an additional amount in cash equal to (a) (i) $0.009863 multiplied by (ii) the number of calendar days elapsed after Adjustment Date to and including the date on which the Nexstar Merger closes, minus (b) the amount of any dividends declared by the Company after the Adjustment Date with a record date prior to the date on which the Nexstar Merger closes, in each case, without interest and less any required withholding taxes (the “additional per share consideration,” and together with the base merger consideration, the “Nexstar Merger Consideration”). The additional per share consideration will not be less than zero.
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
On July 31, 2019, the DOJ and the States and Commonwealths of Illinois, Pennsylvania and Virginia filed a complaint and proposed settlement in the U.S. District Court for the District of Columbia by requiring Nexstar and the Company to divest broadcast television stations in 13 Designated Market Areas as a condition of closing the Nexstar Merger. This proposed settlement allows the Nexstar Merger to proceed once the court has signed the Hold Separate Stipulation and Order, subject to the closing conditions contained in the Nexstar Merger Agreement, including approval by the FCC.

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Change in Accounting Principles—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee needs to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases with a term of less than 12 months). The lease liabilities should be equal to the present value of lease payments not yet paid. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements,” which affect certain aspects of the previously issued guidance including an additional transition method as well as a new practical expedient for lessors. In December 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” and ASU No. 2018-20, “Leases (Topic 842), Narrow-Scope Improvements for Lessors,” which provide additional guidance for lessor accounting as well as a new practical expedient for lessors. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842), Codification Improvements,” which provides additional guidance on disclosure requirements. The Company adopted Topic 842 in the first quarter of 2019. The adoption of Topic 842 did not have a material impact on the Company’s unaudited Condensed Consolidated Statements of Operations, unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) and unaudited Condensed Consolidated Statements of Cash Flows. Refer to Note 3 for information regarding the impacts of the adoption. See the Leases accounting policy below for additional information.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term. The operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the fixed lease payments over the lease term. Unless the rate of interest implicit in the lease arrangement is known, the Company’s

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

collateralized incremental borrowing rate for a period commensurate with the lease term at lease commencement is used to calculate the present value of the lease payments not yet paid. When the Company knows the implicit rate of interest in the arrangement, that rate is used. The operating lease ROU asset includes any prepaid lease payments, initial direct costs, if applicable, less lease incentives. The Company has lease agreements with lease and non-lease components. To the extent the non-lease components require fixed payments, the Company accounts for both the lease and non-lease component as a single lease component in accordance with Topic 842.
Leases generally include options to extend or terminate a lease. These options are included in the lease term when it is reasonably certain that the Company will exercise the renewal or termination option. The Company does not record an operating lease ROU asset or liability for leases with a term of twelve months or less with the related lease expense recognized over the term of the lease. Operating lease expense is recognized on a straight-line basis over the lease term.
Revenue Recognition—The Company recognizes revenues when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The following table represents the Company’s revenues disaggregated by revenue source for the Television and Entertainment segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Advertising	$298,899	$311,431	$568,788	$581,870
Retransmission revenues	132,342	117,185	265,202	235,327
Carriage fees	40,771	40,815	81,910	82,477
Other	10,545	16,986	20,084	27,445
Total operating revenues	$482,557	$486,417	$935,984	$927,119

In addition to the operating revenues included in the Television and Entertainment segment, the Company’s consolidated operating revenues include other revenue of $1 million and $3 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $3 million and $6 million for the six months ended June 30, 2019 and June 30, 2018, respectively, in Corporate and Other, which consists of real estate revenues.
Variable Interests—The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” The Company consolidates variable interest entities (“VIEs”) when it is the primary beneficiary.
Topix—At June 30, 2019 and December 31, 2018, the Company indirectly held a variable interest in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”). The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $4 million and $5 million at June 30, 2019 and December 31, 2018, respectively.
Dreamcatcher—Dreamcatcher was formed in 2013 specifically to comply with the cross-ownership rules of the FCC related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2018 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 and June 30, 2018 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated VIE. Net revenues of the Dreamcatcher Stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2019

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and June 30, 2018, were $20 million and $19 million, respectively, and for the six months ended June 30, 2019 and June 30, 2018, were $38 million and $37 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and June 30, 2018, were $4 million and $5 million, respectively, and for both the six months ended June 30, 2019 and June 30, 2018 were $8 million.
The Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	June 30, 2019	December 31, 2018
Broadcast rights	979	2,355
Other intangible assets, net	56,122	61,386
Other assets	8,418	8,770
Total Assets	$65,519	$72,511

Contracts payable for broadcast rights	870	2,186
Long-term deferred revenue	23,731	24,164
Other liabilities	1,206	1,291
Total Liabilities	$25,807	$27,641

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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate losses on financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326) - Targeted Transition Relief,” which provides transition relief that is intended to increase comparability of financial statement information for entities that otherwise would have measured similar financial instruments using different measurement methodologies. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.
NOTE 2: ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Real estate (1)	$62,789	$—

(1)	As of June 30, 2019, the Company had two real estate properties held for sale.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has operating leases primarily for office buildings, studios, and transmission sites/equipment. Depending on the type of lease, the original lease terms generally range from less than 12 months to 40 years. The remaining terms of the Company’s leases range from 2 months to 17 years. Certain leases, however, are subject to automatic and continuous renewals. The weighted-average remaining lease term of the Company’s operating leases is 10.8 years. The weighted average discount rate is 6.81%. Total operating lease costs for the three and six months ended June 30, 2019 were $9 million and $18 million, respectively.
Supplemental unaudited Condensed Consolidated Statements of Cash Flows information related to leases was as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17,637

Right-of-use assets obtained in exchange for new operating lease liabilities	$53,759

As of June 30, 2019, maturities of operating lease liabilities were as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$17,057
2020	32,641
2021	26,697
2022	30,665
2023	23,856
Thereafter	184,070
Total lease payments	314,986
Less: imputed interest	102,704
Total operating lease liabilities	$212,282
As of December 31, 2018, the Company’s future minimum lease payments under non-cancelable operating leases, as disclosed in Note 10 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, were as follows (in thousands):

2019	$33,042
2020	31,035
2021	22,496
2022	22,004
2023	20,798
Thereafter	91,961
Total lease payments	$221,336

As of June 30, 2019, the Company has executed non-cancelable operating leases primarily related to a studio and transmission sites/equipment that have not yet commenced. The estimated future minimum lease commitments for these leases are $5 million. These leases are expected to commence in 2019 and have terms ranging from 5 to 15 years. These leases have not been included in the tables above.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(86,125)	$125,875	$212,000	$(79,500)	$132,500
Advertiser relationships (useful life of 8 years)	168,000	(136,500)	31,500	168,000	(126,000)	42,000
Network affiliation agreements (useful life of 11 to 16 years)	228,700	(91,154)	137,546	228,700	(83,649)	145,051
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(512,092)	318,008	830,100	(467,073)	363,027
Other (useful life of 5 to 15 years)	8,909	(3,224)	5,685	16,015	(8,137)	7,878
Total	$1,447,709	$(829,095)	618,614	$1,454,815	$(764,359)	690,456
Other intangible assets not subject to amortization
FCC licenses			737,200			737,200
Trade name			14,800			14,800
Total other intangible assets, net			1,370,614			1,442,456
Goodwill			3,228,547			3,228,601
Total goodwill and other intangible assets			$4,599,161			$4,671,057

The changes in the carrying amounts of intangible assets, which are in the Company’s Television and Entertainment segment, during the six months ended June 30, 2019 were as follows (in thousands):

Other intangible assets subject to amortization
Balance as of December 31, 2018	$690,456
Amortization	(70,039)
Balance sheet reclassifications (1)	(1,762)
Foreign currency translation adjustment	(41)
Balance as of June 30, 2019	$618,614
Other intangible assets not subject to amortization
Balance as of June 30, 2019 and December 31, 2018	$752,000
Goodwill
Gross balance as of December 31, 2018	$3,609,601
Accumulated impairment losses at December 31, 2018	(381,000)
Balance as of December 31, 2018	3,228,601
Foreign currency translation adjustment	(54)
Balance as of June 30, 2019	$3,228,547
Total goodwill and other intangible assets as of June 30, 2019	$4,599,161

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense relating to amortizable intangible assets is expected to be approximately $70 million for the remainder of 2019, $134 million in 2020, $103 million in 2021, $84 million in 2022, $57 million in 2023 and $51 million in 2024.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Equity method investments	$1,149,197	$1,238,457
Other equity investments	5,503	25,980
Total investments	$1,154,700	$1,264,437

Equity Method Investments—Income on equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income on equity investments, net, before amortization of basis difference	$58,996	$65,037	$117,150	$116,643
Amortization of basis difference	(12,469)	(12,469)	(24,938)	(24,938)
Income on equity investments, net	$46,527	$52,568	$92,212	$91,705

As discussed in Note 6 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, the carrying value of the Company’s investments was increased by $1.615 billion to an aggregate fair value of $2.224 billion as a result of fresh start reporting adopted on the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805 “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. The remaining identifiable net intangible assets subject to amortization of basis difference as of June 30, 2019 totaled $611 million and have a weighted average remaining useful life of approximately 14 years.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cash distributions from equity investments	$28,379	$43,789	$181,461	$158,926

TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.140 billion and $1.228 billion at June 30, 2019 and December 31, 2018, respectively. The Company recognized equity income from TV Food Network of $47 million and $43 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $94 million and $82 million for the six months ended June 30, 2019

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and June 30, 2018, respectively. The Company received cash distributions from TV Food Network of $28 million and $38 million in the three months ended June 30, 2019 and June 30, 2018, respectively, and $181 million and $153 million in the six months ended June 30, 2019 and June 30, 2018, respectively.
Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues, net	$336,200	$322,154	$655,915	$630,099
Operating income	$190,888	$171,788	$368,920	$334,544
Net income	$190,604	$176,289	$378,054	$341,878

CareerBuilder—On September 13, 2018, the Company sold its 6% investment (on a fully diluted basis, including CareerBuilder, LLC (“CareerBuilder”) employees’ equity awards) (through its investment in Camaro Parent, LLC) in CareerBuilder and received pretax proceeds of $11 million. The Company recognized a pretax loss of $5 million on the sale of its ownership interest in CareerBuilder in the third quarter of 2018. Pursuant to ASC Topic 323 “Investments - Equity Method and Joint Ventures,” the Company accounted for CareerBuilder as an equity method investment. The Company recognized equity income from CareerBuilder of $10 million for each of the three and six months ended June 30, 2018. In 2018, through the date of the sale, the Company recognized equity income from CareerBuilder of $10 million and received cash distributions of $6 million, of which $5 million related to a distribution of proceeds from CareerBuilder’s sale of one of its business operations on May 14, 2018.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: DEBT
Debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $952 and $1,268	$188,673	$188,357
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $16,565 and $18,305	1,649,327	1,647,587
5.875% Senior Notes due 2022, net of debt issuance costs of $8,478 and $9,861	1,091,522	1,090,139
Total debt	$2,929,522	$2,926,083

Secured Credit Facility—At both June 30, 2019 and December 31, 2018, the Company’s secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding. At both June 30, 2019 and December 31, 2018, there were no borrowings outstanding under the Company’s $338 million revolving credit facility (the “Revolving Credit Facility”); however, there were standby letters of credit outstanding of $20 million, primarily in support of the Company’s workers’ compensation insurance programs. See Note 7 to the Company’s audited consolidated financial statements for the year ended December 31, 2018 for further information and significant terms and conditions associated with the Term Loan Facility and the Revolving Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs and unamortized discount related to the Term Loan Facility were $18 million and $20 million at June 30, 2019 and December 31, 2018, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associated debt liability in the Company’s unaudited Condensed Consolidated Balance Sheets and amortized to interest expense over the contractual term of either the Term B Loans or the Term C Loans, as appropriate.
5.875% Senior Notes due 2022—The Company’s 5.875% Senior Notes due 2022 (the “Notes”) bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15. The Notes mature on July 15, 2022. As of June 30, 2019, $1.100 billion of Notes remained outstanding.
See Note 7 to the audited consolidated financial statements for the year ended December 31, 2018 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions and affirmative and negative covenants. The Company’s unamortized transaction costs related to the Notes were $8 million and $10 million at June 30, 2019 and December 31, 2018, respectively.
On August 2, 2019, the Company caused to be delivered to the holders of the Notes a conditional notice of redemption (the “Initial Notice”) relating to the full redemption of all issued and outstanding Notes (the “Redemption”) on August 12, 2019 (as delayed in the Company’s discretion, the “Redemption Date”), pursuant to Section 5.2 of the Indenture, dated as of June 24, 2015 (as amended, supplemented or otherwise modified to date, the “Indenture”), among the Company, each of the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee. On August 8, 2019, the Company caused to be delivered to the holders of the Notes a supplemental conditional notice of redemption (the “Supplemental Notice”, and the Initial Notice as supplemented by the Supplemental Notice, the “Notice”) in order to delay the Redemption of the Notes to August 15, 2019. The redemption price for the Notes is equal to the sum of 101.469% of the principle amount of the Notes, plus accrued and unpaid interest, if any, on the Notes to (but not including) the Redemption Date (the “Redemption Price”).

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s obligation to pay the Redemption Price on the Redemption Date is conditioned upon the consummation of the Nexstar Merger (the “Condition”). In the Company’s discretion, the Redemption Date may be delayed until such time as the Condition is satisfied (or waived by the Company in its sole discretion). In the Company’s discretion, the Redemption may not occur and the Notice may be rescinded in the event that the Condition is not satisfied (or waived by the Company in its sole discretion) by the Redemption Date or by the Redemption Date so delayed. The closing of the Nexstar Merger is subject to a number of conditions. As a result, there can be no assurance that the Redemption will occur on the Redemption Date or at all. See Note 1 for information regarding the Nexstar Merger and the Nexstar Merger Agreement.
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
The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates. The Company’s risk management policy allows for the use of derivative financial instruments to manage interest rate exposures and does not permit derivatives to be used for speculative purposes. On January 27, 2017, the Company entered into interest rate swaps with certain financial institutions for a total notional value of $500 million with a duration that matches the maturity of the Company’s Term C Loans. The interest rate swaps are designated as cash flow hedges and are considered highly effective. The monthly net interest settlements under the interest rate swaps are reclassified out of AOCI and recognized in interest expense consistent with the recognition of interest expense on the Company’s Term C Loans. Realized gains of $0.3 million and realized losses of $0.4 million were recognized in interest expense for the three months ended June 30, 2019 and June 30, 2018, respectively, and realized gains of $1 million and realized losses of $1 million were recognized for the six months ended June 30, 2019 and June 30, 2018, respectively. Interest expense was $44 million and $42 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $87 million and $83 million for the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, the fair value of the interest rate swaps was $11 million, which is recorded in current liabilities with the unrealized loss recognized in other comprehensive income (loss). As of June 30, 2019, the Company expects $2 million to be reclassified out of AOCI and into interest expense over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Term Loan Facility
Term B Loans due 2020	$189,329	$188,673	$187,965	$188,357
Term C Loans due 2024	$1,662,078	$1,649,327	$1,631,742	$1,647,587
5.875% Senior Notes due 2022	$1,120,779	$1,091,522	$1,111,000	$1,090,139

Each category of financial instruments are classified in the following level of the fair value hierarchy:
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both June 30, 2019 and December 31, 2018 are classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at June 30, 2019 and December 31, 2018 are classified in Level 2 of the fair value hierarchy.
Investments Without Readily Determinable Fair Values—Non-equity method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment, as further described in Note 5. During the six months ended June 30, 2019, there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments resulting from an orderly transaction for the identical or a similar investment. The non-equity method investments are classified in Level 3 of the fair value hierarchy.
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
Confirmation Order Appeals—Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES; and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of June 30, 2019, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, the Company’s financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires the Company to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of June 30, 2019, restricted cash held by the Company to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations.
As of June 30, 2019, all but 403 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Under the Plan, the indemnity claims of the Company’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
During the second quarter of 2019, the Litigation Trust reached settlements in principle with various parties to the MDL litigation, including certain of the directors and officers that have filed proofs of claim against the Debtors. The Litigation Trust is in the process of seeking approvals of those settlements from the applicable courts. If those approvals are granted and the settlements become effective, not fewer than 54 of the outstanding proofs of claim against the Debtors will be resolved. The Debtors are continuing to evaluate the remaining proofs of claim.
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
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations primarily include professional advisory fees and other costs related to the resolution of unresolved claims and totaled less than $1 million for each of the three months ended June 30, 2019 and June 30, 2018, and $2 million for each of the six months ended June 30, 2019 and June 30, 2018. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2019 and potentially in future periods.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. As of August 9, 2019, the Company had FCC authorization to operate 39 television stations and one AM radio station.

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
Through June 30, 2019, the Company incurred $39 million in capital expenditures for the spectrum repack, of which $12 million and $24 million was incurred in 2019 and 2018, respectively. The Company expects that the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reimbursements from the FCC’s special fund will cover the majority of the Company’s costs and expenses related to the repacking. However, the Company cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of the Company’s costs and expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Through June 30, 2019, the Company has received FCC reimbursements of $17 million, of which $2 million and $6 million were received during the three and six months ended June 30, 2019, respectively. In 2018, the Company received $11 million of FCC reimbursements, of which $2 million was received for both the three and six months ended June 30, 2018. The reimbursements are included as a reduction to selling, general and administrative expense (“SG&A”) and are presented as an investing inflow in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
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
Termination of Sinclair Merger Agreement—On August 9, 2018, the Company provided notification to Sinclair Broadcast Group, Inc. (“Sinclair”) that the Company terminated, effective immediately, the Agreement and Plan of Merger, dated May 8, 2017, with Sinclair (the “Sinclair Merger Agreement”), which provided for the acquisition by Sinclair of all of the outstanding shares of the Company’s common stock (the “Sinclair Merger”). Additionally, on August 9, 2018, the Company filed a complaint in the Delaware Court of Chancery against Sinclair (the “Sinclair Complaint”), alleging that Sinclair willfully and materially breached its obligations under the Sinclair Merger Agreement. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the Sinclair Merger Agreement. On August 29, 2018, Sinclair filed an answer to the Company’s Sinclair Complaint and a counterclaim (the “Sinclair Counterclaim”). On September 18, 2018, the Company filed an answer to the Sinclair Counterclaim. The Company believes the Sinclair Counterclaim is without merit and intends to defend it vigorously. In connection with the termination of the Sinclair Merger Agreement, on August 9, 2018, the Company provided notification to Fox Television Stations, LLC (“Fox”) that it terminated the asset purchase agreement, by and between Sinclair, Fox and the Company, dated May 8, 2018 (the “Fox Purchase Agreement”) to sell the assets of certain network affiliates of the Company, effective immediately. Under the terms of the Fox Purchase Agreement, no termination fees were payable by any party.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: INCOME TAXES
In the three and six months ended June 30, 2019, the Company recorded income tax expense of $24 million and $62 million, respectively. The effective tax rate on pretax income was 27.2% for the three months ended June 30, 2019. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes and a benefit of less than $1 million related to the resolution of federal and state income tax matters and other adjustments. The effective tax rate on pretax income was 25.8% for the six months ended June 30, 2019. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, a $2 million benefit related to stock-based compensation, a $3 million benefit resulting from a change in the Company’s state tax rates, and a $1 million charge related to the resolution of federal and state income tax matters and other adjustments.
In the three and six months ended June 30, 2018, the Company recorded an income tax expense of $33 million and $90 million, respectively. The effective tax rate on pretax income was 28.0% for the three months ended June 30, 2018. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a less than $1 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation. The effective tax rate on pretax income was 28.4% for the six months ended June 30, 2018. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a net $3 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation.
Chicago Cubs Transactions—As further described in Note 6 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, NEH owned 95% and the Company owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through June 30, 2019 would be approximately $92 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company filed a petition in U.S. Tax Court to contest the IRS’s determination. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the IRS prevails in their position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. The Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. As further described in Note 5, on August 21, 2018, NEH provided the Call Notice to the Company that NEH was exercising its right to purchase the Company’s 5% membership interest in CEV LLC. The Company sold its 5% ownership interest in CEV LLC on January 22, 2019 (the “2019 Cubs Sale”) for pretax proceeds of $107.5 million and recognized a gain of $86 million before taxes ($66 million after taxes) in the first quarter of 2019. As a result of the sale, the previously recorded deferred tax liability of $69 million related to the future recognition of taxable income related to the Chicago Cubs Transactions became currently payable. Subsequent to the sale, the Company no longer owns any portion of CEV LLC and maintains no deferred taxes or tax reserves related to the Chicago Cubs Transactions. As of June 30, 2019, the Company has paid or accrued approximately $167 million of federal and state taxes on the deferred gain and the 2019 Cubs Sale through its

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

regular tax reporting process. The sale of the Company’s ownership interest in CEV LLC has no impact on the Company’s dispute with the IRS.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $22 million and $21 million at June 30, 2019 and December 31, 2018, respectively. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $3 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$203	$174	$416	$467
Interest cost	19,229	17,829	38,398	35,569
Expected return on plans’ assets	(23,769)	(24,823)	(47,554)	(49,641)
Recognized actuarial loss	—	8	—	8
Amortization of prior service costs	39	35	79	70
Net periodic benefit credit	$(4,298)	$(6,777)	$(8,661)	$(13,527)

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
For 2019, the Company expects to contribute $3 million to its qualified pension plans and $1 million to its other postretirement plans. In the three and six months ended June 30, 2019, the Company’s contributions were not material. In the six months ended June 30, 2018, the Company contributed $24.5 million to its qualified pension plans.
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
There were no conversions of the Company’s Common Stock between Class A Common Stock and Class B Common Stock during the six months ended June 30, 2019 and June 30, 2018. No Warrants were exercised for Class A Common Stock or for Class B Common Stock during the six months ended June 30, 2019 and June 30, 2018.
At June 30, 2019, the following amounts were issued: 102,498,285 shares of Class A Common Stock, of which 14,102,185 were held in treasury, 5,557 shares of Class B Common Stock and 30,551 Warrants. The Company has not issued any shares of preferred stock.
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
Common Stock Repurchases—On February 24, 2016, the Board authorized a stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of Common Stock during 2018 or during the six months ended June 30, 2019 due to restrictions contained in the now terminated Sinclair Merger Agreement and the Nexstar Merger Agreement. As of June 30, 2019, the remaining authorized amount under the current authorization totaled approximately $168 million.
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2019		2018
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$22,061	$0.25	$21,922
Second quarter	0.25	22,114	0.25	21,925
Total quarterly cash dividends declared and paid	$0.50	$44,175	$0.50	$43,847

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On August 1, 2019, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on September 3, 2019 to holders of record of Common Stock and Warrants as of the close of business on August 19, 2019. However, in the event the Nexstar Merger closes prior to the close of business on August 19, 2019, holders of the Company’s Common Stock and Warrants will not be entitled to this dividend. Future dividends will be subject to the discretion of the Board and the terms of the Nexstar Merger Agreement, which limits the Company’s ability to pay dividends, except for the payment of quarterly cash dividends not to exceed $0.25 per share consistent with record and payment dates in 2018.
The payment of quarterly cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units (“RSUs”) and performance share units (“PSUs”), as described in Note 13 and Note 14 to the Company’s audited consolidated financial statements for the year ended December 31, 2018.
NOTE 12: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) and the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, the “2016 Equity Plans”) were approved by the Company’s shareholders for the purpose of granting stock awards to officers, employees and Board members of the Company and its subsidiaries, as further described in Note 14 to the Company’s audited consolidated financial statements for the year ended December 31, 2018. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan and 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 2,284,930 shares and 157,400 shares, respectively, were available for grant as of June 30, 2019.
Stock-based compensation for the three months ended June 30, 2019 and June 30, 2018 totaled $6 million and $5 million, respectively. Stock-based compensation for each of the six months ended June 30, 2019 and June 30, 2018 totaled $11 million.
A summary of activity and weighted average exercise prices related to the NSOs is as follows:

	Six Months Ended June 30, 2019
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,431,397	$36.54
Exercised	(357,852)	31.84
Forfeited	(44,740)	33.10
Cancelled	(9,720)	57.24
Outstanding, end of period	2,019,085	$37.35
Vested and exercisable, end of period	1,373,655	$39.65

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is as follows:

	Six Months Ended June 30, 2019
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	1,123,554	$35.46
Granted	468,469	46.03
Dividend equivalent units granted	12,621	46.11
Vested	(387,343)	34.68
Dividend equivalent units vested	(23,342)	37.58
Forfeited	(39,285)	37.29
Dividend equivalent units forfeited	(1,570)	38.77
Outstanding and nonvested, end of period	1,153,104	$40.03

A summary of activity and weighted average fair values related to the restricted stock awards is as follows:

	Six Months Ended June 30, 2019
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	27,812	$36.84
Outstanding and nonvested, end of period	27,812	$36.84

A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is as follows:

	Six Months Ended June 30, 2019
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	161,515	$37.30
Granted (1)	49,342	46.43
Dividend equivalent units granted	2,121	42.51
Vested	(119,282)	36.60
Dividend equivalent units vested	(6,548)	37.19
Outstanding and nonvested, end of period	87,148	$42.09

(1)	Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.
As of June 30, 2019, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period
Nonvested awards	$44,383	2.4

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13: EARNINGS PER SHARE
The Company computes earnings per common share (“EPS”) under the two-class method which requires the allocation of all distributed and undistributed earnings attributable to the Company to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. In a period when the Company’s distributed earnings exceed undistributed earnings, no allocation to participating securities or dilutive securities is performed. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2019, there were 46,438 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing net income attributable to Tribune Media Company applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to Tribune Media Company by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive. ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. In each of the three and six months ended June 30, 2019 and June 30, 2018, 30,551 of the weighted-average Warrants outstanding have been excluded from the below table. The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
EPS numerator:
Net income, as reported	$63,650	$84,438	$176,854	$225,621
Net loss attributable to noncontrolling interests	7	4	11	10
Net income attributable to Tribune Media Company	63,657	84,442	176,865	225,631
Less: Dividends distributed to Warrants	8	8	15	15
Less: Undistributed earnings allocated to Warrants	14	22	46	63
Net income attributable to Tribune Media Company’s common shareholders for basic EPS	$63,635	$84,412	$176,804	$225,553
Add: Undistributed earnings allocated to dilutive securities	—	—	—	1
Net income attributable to Tribune Media Company’s common shareholders for diluted EPS	$63,635	$84,412	$176,804	$225,554
EPS denominator:
Weighted average shares outstanding - basic	88,342	87,628	88,133	87,556
Impact of dilutive securities	772	545	969	787
Weighted average shares outstanding - diluted	89,114	88,173	89,102	88,343
Net Income Per Common Share Attributable to Tribune Media Company:
Basic	$0.72	$0.96	$2.01	$2.58
Diluted	$0.71	$0.96	$1.98	$2.55

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Because of their anti-dilutive effect, 553,359 and 563,257 common share equivalents, comprised of NSOs, PSUs, and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2019, respectively. Because of their anti-diluted effect, 1,596,116 and 1,219,922 common share equivalents, comprised of NSOs, PSUs, and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2018, respectively.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE LOSS
AOCI is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in AOCI, net of taxes by component (in thousands):

	Pension and Other Post-Retirement Benefit Items	Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2018	$(108,238)	$4,564	$(1,293)	$(104,967)
Other comprehensive income before reclassifications	(2,885)	(12,472)	(125)	(15,482)
Amounts reclassified from AOCI	(92)	(424)	—	(516)
Balance at June 30, 2019	$(111,215)	$(8,332)	$(1,418)	$(120,965)

NOTE 15: BUSINESS SEGMENTS
The following table summarizes business segment financial data (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating Revenues
Television and Entertainment	$482,557	$486,417	$935,984	$927,119
Corporate and Other	1,479	2,941	3,040	5,874
Total operating revenues	$484,036	$489,358	$939,024	$932,993
Operating Profit (Loss) (1)
Television and Entertainment	$99,603	$119,767	$179,528	$331,619
Corporate and Other	(26,322)	(21,701)	(51,544)	(46,268)
Total operating profit (loss)	$73,281	$98,066	$127,984	$285,351
Depreciation
Television and Entertainment	$12,064	$10,941	$23,126	$21,811
Corporate and Other	1,803	2,340	3,693	5,245
Total depreciation	$13,867	$13,281	$26,819	$27,056
Amortization
Television and Entertainment	$35,018	$41,681	$70,039	$83,368
Capital Expenditures
Television and Entertainment	$15,851	$7,433	$27,784	$17,559
Corporate and Other	1,378	3,841	2,823	7,388
Total capital expenditures	$17,229	$11,274	$30,607	$24,947

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Television and Entertainment	$6,941,931	$6,976,808
Corporate and Other	1,458,060	1,274,583
Assets held for sale (2)	62,789	—
Total assets	$8,462,780	$8,251,391

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$482,885	$1,151	$—	$484,036

Programming and direct operating expenses	—	231,508	662	—	232,170
Selling, general and administrative	24,615	104,221	864	—	129,700
Depreciation and amortization	1,558	44,468	2,859	—	48,885
Total Operating Expenses	26,173	380,197	4,385	—	410,755

Operating (Loss) Profit	(26,173)	102,688	(3,234)	—	73,281

Income (loss) on equity investments, net	—	47,177	(650)	—	46,527
Interest income	7,720	—	6	—	7,726
Interest expense	(43,777)	—	—	—	(43,777)
Pension and other postretirement periodic benefit credit, net	4,524	—	—	—	4,524
Other non-operating items, net	(842)	—	46	—	(796)
Intercompany income (charges)	23,578	(23,578)	—	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(34,970)	126,287	(3,832)	—	87,485
Income tax (benefit) expense	(8,336)	33,094	(923)	—	23,835
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	90,291	(188)	—	(90,103)	—
Net Income (Loss)	$63,657	$93,005	$(2,909)	$(90,103)	$63,650
Net loss attributable to noncontrolling interests	—	—	7	—	7
Net Income (Loss) attributable to Tribune Media Company	$63,657	$93,005	$(2,902)	$(90,103)	$63,657

Comprehensive Income (Loss)	$53,271	$92,998	$(2,692)	$(90,306)	$53,271

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$486,549	$2,809	$—	$489,358

Programming and direct operating expenses	—	209,872	580	—	210,452
Selling, general and administrative	19,570	105,564	744	—	125,878
Depreciation and amortization	2,069	49,949	2,944	—	54,962
Total Operating Expenses	21,639	365,385	4,268	—	391,292

Operating (Loss) Profit	(21,639)	121,164	(1,459)	—	98,066

Income on equity investments, net	—	42,684	9,884	—	52,568
Interest and dividend income	2,336	—	—	—	2,336
Interest expense	(41,990)	—	—	—	(41,990)
Pension and other post retirement periodic benefit credit, net	6,985	—	—	—	6,985
Other non-operating items	(711)	—	—	—	(711)
Intercompany income (charges)	12,412	(12,369)	(43)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(42,607)	151,479	8,382	—	117,254
Income tax (benefit) expense	(9,620)	40,272	2,164	—	32,816
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	117,429	(198)	—	(117,231)	—
Net Income (Loss)	$84,442	$111,009	$6,218	$(117,231)	$84,438
Net loss attributable to noncontrolling interests	—	—	4	—	4
Net Income (Loss) attributable to Tribune Media Company	$84,442	$111,009	$6,222	$(117,231)	$84,442

Comprehensive Income (Loss)	$83,011	$110,968	$5,561	$(116,529)	$83,011

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$936,522	$2,502	$—	$939,024

Programming and direct operating expenses	—	449,860	1,360	—	451,220
Selling, general and administrative	48,188	213,025	1,749	—	262,962
Depreciation and amortization	3,301	87,838	5,719	—	96,858
Total Operating Expenses	51,489	750,723	8,828	—	811,040

Operating (Loss) Profit	(51,489)	185,799	(6,326)	—	127,984

Income (loss) on equity investments, net	—	93,634	(1,422)	—	92,212
Interest income	13,966	—	7	—	13,973
Interest expense	(87,392)	—	—	—	(87,392)
Pension and other postretirement periodic benefit credit, net	9,154	—	—	—	9,154
Gain on investment transaction	—	—	86,272	—	86,272
Other non-operating items, net	(2,044)	(1,000)	(693)	—	(3,737)
Intercompany income (charges)	47,156	(47,156)	—	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(70,649)	231,277	77,838	—	238,466
Income tax (benefit) expense	(17,124)	61,741	16,995	—	61,612
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	230,390	(348)	—	(230,042)	—
Net Income (Loss)	$176,865	$169,188	$60,843	$(230,042)	$176,854
Net loss attributable to noncontrolling interests	—	—	11	—	11
Net Income (Loss) attributable to Tribune Media Company	$176,865	$169,188	$60,854	$(230,042)	$176,865

Comprehensive Income (Loss)	$160,867	$169,166	$60,751	$(229,917)	$160,867

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$927,440	$5,553	$—	$932,993

Programming and direct operating expenses	—	411,215	1,366	—	412,581
Selling, general and administrative	42,434	213,936	1,464	—	257,834
Depreciation and amortization	4,473	99,881	6,070	—	110,424
Gain on sales of spectrum	—	(133,197)	—	—	(133,197)
Total Operating Expenses	46,907	591,835	8,900	—	647,642

Operating (Loss) Profit	(46,907)	335,605	(3,347)	—	285,351

Income on equity investments, net	—	82,042	9,663	—	91,705
Interest income	4,234	—	—	—	4,234
Interest expense	(82,621)	—	—	—	(82,621)
Pension and other postretirement periodic benefit credit, net	14,069	—	—	—	14,069
Gain on investment transaction	—	—	3,888	—	3,888
Other non-operating items, net	(1,487)	—	—	—	(1,487)
Intercompany income (charges)	24,825	(24,740)	(85)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(87,887)	392,907	10,119	—	315,139
Income tax (benefit) expense	(17,175)	104,122	2,571	—	89,518
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	296,343	(536)	—	(295,807)	—
Net Income (Loss)	$225,631	$288,249	$7,548	$(295,807)	$225,621
Net loss attributable to noncontrolling interests	—	—	10	—	10
Net Income (Loss) attributable to Tribune Media Company	$225,631	$288,249	$7,558	$(295,807)	$225,631

Comprehensive Income (Loss)	$232,692	$288,183	$7,357	$(295,540)	$232,692

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,309,266	$1,730	$3,112	$—	$1,314,108
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Accounts receivable, net	60	420,860	389	—	421,309
Broadcast rights	—	71,923	675	—	72,598
Income taxes receivable	—	17,607	—	—	17,607
Prepaid expenses	10,608	16,121	280	—	27,009
Other	7,035	1,233	597	—	8,865
Total current assets	1,343,576	529,474	5,053	—	1,878,103
Properties
Property, plant and equipment	45,237	571,828	29,678	—	646,743
Accumulated depreciation	(34,768)	(248,736)	(1,758)	—	(285,262)
Net properties	10,469	323,092	27,920	—	361,481

Investments in subsidiaries	11,147,221	59,140	—	(11,206,361)	—

Other Assets
Broadcast rights	—	69,723	304	—	70,027
Operating lease right-of-use assets	7,796	188,474	138	—	196,408
Goodwill	—	3,220,300	8,247	—	3,228,547
Other intangible assets, net	—	1,309,032	61,582	—	1,370,614
Assets held for sale	—	62,789	—	—	62,789
Investments	850	1,145,684	8,166	—	1,154,700
Intercompany receivables	3,203,083	7,113,348	1,480,848	(11,797,279)	—
Other	65,491	135,641	7,849	(68,870)	140,111
Total other assets	3,277,220	13,244,991	1,567,134	(11,866,149)	6,223,196
Total Assets	$15,778,486	$14,156,697	$1,600,107	$(23,072,510)	$8,462,780

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$21,464	$19,609	$1,429	$—	$42,502
Income taxes payable	—	55,509	—	—	55,509
Contracts payable for broadcast rights	—	211,176	870	—	212,046
Deferred revenue	—	12,973	894	—	13,867
Interest payable	30,652	—	—	—	30,652
Operating lease liabilities	1,664	18,204	36	—	19,904
Other	54,004	56,229	1,003	—	111,236
Total current liabilities	107,784	373,700	4,232	—	485,716

Non-Current Liabilities
Long-term debt	2,929,522	—	—	—	2,929,522
Deferred income taxes	—	585,086	—	(68,870)	516,216
Contracts payable for broadcast rights	—	170,803	340	—	171,143
Operating lease liabilities	8,227	184,049	102	—	192,378
Intercompany payables	8,681,608	2,393,930	721,741	(11,797,279)	—
Other obligations	390,251	87,306	23,731	—	501,288
Total non-current liabilities	12,009,608	3,421,174	745,914	(11,866,149)	4,310,547
Total liabilities	12,117,392	3,794,874	750,146	(11,866,149)	4,796,263

Shareholders’ Equity (Deficit)
Common stock	102	—	—	—	102
Treasury stock	(632,194)	—	—	—	(632,194)
Additional paid-in-capital	4,045,530	8,307,898	913,902	(9,221,800)	4,045,530
Retained earnings (deficit)	368,621	2,055,177	(69,198)	(1,985,979)	368,621
Accumulated other comprehensive (loss) income	(120,965)	(1,252)	(166)	1,418	(120,965)
Total Tribune Media Company shareholders’ equity (deficit)	3,661,094	10,361,823	844,538	(11,206,361)	3,661,094
Noncontrolling interests	—	—	5,423	—	5,423
Total shareholders’ equity (deficit)	3,661,094	10,361,823	849,961	(11,206,361)	3,666,517
Total Liabilities and Shareholders’ Equity (Deficit)	$15,778,486	$14,156,697	$1,600,107	$(23,072,510)	$8,462,780

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(51,751)	$350,238	$(88,224)	$—	$210,263

Investing Activities
Capital expenditures	(1,188)	(29,558)	139	—	(30,607)
Spectrum repack reimbursements	—	5,947	—	—	5,947
Proceeds from the sales of investments	—	—	107,547	—	107,547
Other, net	—	(919)	—	—	(919)
Net cash (used in) provided by investing activities	(1,188)	(24,530)	107,686	—	81,968

Financing Activities
Payments of dividends	(44,175)	—	—	—	(44,175)
Tax withholdings related to net share settlements of share-based awards	(8,630)	—	—	—	(8,630)
Proceeds from stock option exercises	11,396	—	—	—	11,396
Contribution from noncontrolling interest	—	—	245	—	245
Change in intercompany receivables and payables and intercompany contributions	344,653	(324,882)	(19,771)	—	—
Net cash provided by (used in) financing activities	303,244	(324,882)	(19,526)	—	(41,164)

Net Increase (decrease) in Cash, Cash Equivalents and Restricted Cash	250,305	826	(64)	—	251,067
Cash, cash equivalents and restricted cash, beginning of period	1,075,568	904	3,176	—	1,079,648
Cash, cash equivalents and restricted cash, end of period	$1,325,873	$1,730	$3,112	$—	$1,330,715

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$1,309,266	$1,730	$3,112	$—	$1,314,108
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Total cash, cash equivalents and restricted cash	$1,325,873	$1,730	$3,112	$—	$1,330,715

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(83,042)	$327,636	$(23,653)	$—	$220,941

Investing Activities
Capital expenditures	(6,087)	(18,785)	(75)	—	(24,947)
Spectrum repack reimbursement	—	1,698	—	—	1,698
Proceeds from sales of investments	—	—	3,890	—	3,890
Other	—	2	1,613	—	1,615
Net cash (used in) provided by investing activities	(6,087)	(17,085)	5,428	—	(17,744)

Financing Activities
Payments of dividends	(43,847)	—	—	—	(43,847)
Tax withholdings related to net share settlements of share-based awards	(5,723)	—	—	—	(5,723)
Proceeds from stock option exercises	581	—	—	—	581
Distribution to noncontrolling interests	—	—	(2)	—	(2)
Change in intercompany receivables and payables and intercompany contributions	291,389	(310,622)	19,233	—	—
Net cash provided by (used in) financing activities	242,400	(310,622)	19,231	—	(48,991)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	153,271	(71)	1,006	—	154,206
Cash, cash equivalents and restricted cash, beginning of period	687,868	1,501	1,882	—	691,251
Cash, cash equivalents and restricted cash, end of period	$841,139	$1,430	$2,888	$—	$845,457

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$824,532	$1,430	$2,888	$—	$828,850
Restricted cash and cash equivalents	16,607	—	—	—	16,607
Total cash, cash equivalents and restricted cash	$841,139	$1,430	$2,888	$—	$845,457

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: SUBSEQUENT EVENTS
As further described in Note 6, on August 2, 2019, the Company caused to be delivered to the holders of the Notes the Initial Notice relating to the full redemption of all issued and outstanding Notes on the Redemption Date. On August 8, 2019, the Company caused to be delivered to the holders of the Notes the Supplemental Notice relating to the full redemption of all issued and outstanding Notes on the Redemption Date. The Company’s obligation to pay the Redemption Price on the Redemption Date is conditioned upon the consummation of the Nexstar Merger.

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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and six months ended June 30, 2019 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements related to the proposed Nexstar Merger (as defined below). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
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
On July 31, 2019, the DOJ and the States and Commonwealths of Illinois, Pennsylvania and Virginia filed a complaint and proposed settlement in the U.S. District Court for the District of Columbia by requiring Nexstar and us to divest broadcast television stations in 13 Designated Market Areas as a condition of closing the Nexstar Merger. This proposed settlement allows the Nexstar Merger to proceed once the court has signed the Hold Separate Stipulation and Order, subject to the closing conditions contained in the Nexstar Merger Agreement, including approval by the FCC.
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
At June 30, 2019, restricted cash held by us to satisfy the remaining claim obligations was $17 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we would be required to satisfy the allowed claims from our cash from operations.
Chicago Cubs Transactions
As further described in Note 11 to our audited consolidated financial statements for the year ended December 31, 2018, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 6 to our audited consolidated financial statements for the year ended December 31, 2018) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2019 would be approximately $92 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009.

As further described in Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, on August 21, 2018, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) provided a written notice (the “Call Notice”) to us that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement of CEV LLC to purchase our 5% membership interest in CEV LLC. We sold our 5% ownership interest in CEV LLC on January 22, 2019 (the “2019 Cubs Sale”) for pretax proceeds of $107.5 million and recognized a gain of $86 million before taxes ($66 million after taxes) in the first quarter of 2019. As a result of the sale, the previously recorded deferred tax liability of $69 million related to the future recognition of taxable income related to the Chicago Cubs Transactions became currently payable. Subsequent to the sale, we no longer own any portion of CEV LLC and maintain no deferred taxes or tax reserves related to the Chicago Cubs Transactions. As of June 30, 2019, we have paid or accrued approximately $167 million of federal and state taxes on the deferred gain and the 2019 Cubs Sale through our regular tax reporting process. Concurrently with the sale, we ceased being a guarantor of all debt facilities held by New Cubs LLC. The sale of our ownership interest in CEV LLC has no impact on our dispute with the IRS.
Non-Operating Items
Non-operating items were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gain on investment transactions	—	—	86,272	3,888
Other non-operating gain (loss), net	80	(26)	(1,543)	91
Total non-operating gain, net	$80	$(26)	$84,729	$3,979
Non-operating items for the six months ended June 30, 2019 included a pretax gain of $86 million from the sale of our ownership interest in CEV LLC on January 22, 2019.
Non-operating items for the six months ended June 30, 2018 included a pretax gain of $4 million from the sale of one of our other equity investments.

RESULTS OF OPERATIONS
CONSOLIDATED
Consolidated operating results for the three and six months ended June 30, 2019 and June 30, 2018 are shown in the table below (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Operating revenues	$484,036	$489,358	-1%	$939,024	$932,993	+1%

Operating profit	$73,281	$98,066	-25%	$127,984	$285,351	-55%

Income on equity investments, net	$46,527	$52,568	-11%	$92,212	$91,705	+1%

Net income attributable to Tribune Media Company	$63,657	$84,442	-25%	$176,865	$225,631	-22%

Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Operating revenues
Television and Entertainment	$482,557	$486,417	-1%	$935,984	$927,119	+1%
Corporate and Other	1,479	2,941	-50%	3,040	5,874	-48%
Total operating revenues	$484,036	$489,358	-1%	$939,024	$932,993	+1%
Operating profit (loss)
Television and Entertainment	$99,603	$119,767	-17%	$179,528	$331,619	-46%
Corporate and Other	(26,322)	(21,701)	+21%	(51,544)	(46,268)	+11%
Total operating profit (loss)	$73,281	$98,066	-25%	$127,984	$285,351	-55%
Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
Consolidated operating revenues decreased 1%, or $5 million, in the three months ended June 30, 2019 primarily due to a decrease in Television and Entertainment revenues, driven by a decrease in advertising revenue and other revenue, partially offset by an increase in retransmission revenues. Consolidated operating profit decreased $25 million to $73 million in the three months ended June 30, 2019, from $98 million in the three months ended June 30, 2018. The decrease was primarily due to a $20 million decrease in Television and Entertainment operating profit driven by an increase in programming expenses and a decrease in operating revenue, partially offset by lower amortization expense. In addition, Corporate and Other operating profit declined by $5 million primarily due to higher transaction related costs.
Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
Consolidated operating revenues increased 1%, or $6 million, in the six months ended June 30, 2019 primarily due to an increase at Television and Entertainment driven by higher retransmission revenues, partially offset by decreases in advertising revenue and other revenue, along with a decline in revenue at Corporate and Other. Consolidated operating profit decreased $157 million to $128 million in the six months ended June 30, 2019, from $285 million in the six months ended June 30, 2018. The decrease was primarily driven by a decline at Television and Entertainment as operating profit in 2018 included a net pretax gain of $133 million on the sales of spectrum. Additionally, programming expense increased in the six months ended June 30, 2019, partially offset the increase in revenue noted above as well as a decrease in amortization expense.
Operating Expenses—Consolidated operating expenses for the three and six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Programming	$134,083	$111,635	+20%	$253,970	$212,376	+20%
Direct operating expenses	98,087	98,817	-1%	197,250	200,205	-1%
Selling, general and administrative	129,700	125,878	+3%	262,962	257,834	+2%
Depreciation	13,867	13,281	+4%	26,819	27,056	-1%
Amortization	35,018	41,681	-16%	70,039	83,368	-16%
Gain on sales of spectrum	—	—	—%	—	(133,197)	-100%
Total operating expenses	$410,755	$391,292	+5%	$811,040	$647,642	+25%

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
Programming expense, which represented 28% of revenues for the three months ended June 30, 2019 compared to 23% for the three months ended June 30, 2018, increased 20%, or $22 million, primarily due to increased network affiliate fees, partially offset by lower amortization of license fees. Network affiliate fees increased by $27 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018. The decline in amortization of license fees of $3 million was primarily driven by lower syndicated programming costs, partially offset by increased amortization for two new shows that premiered on WGN America in 2019.
Direct operating expenses, which represented 20% of revenues for both the three months ended June 30, 2019 and the three months ended June 30, 2018, decreased 1%, or $1 million, primarily due to lower compensation expense.
Selling, general and administrative (“SG&A”) expenses, which represented 27% of revenues for the three months ended June 30, 2019 compared to 26% for the three months ended June 30, 2018, increased 3%, or $4 million, due mainly to higher compensation and outside services expenses, partially offset by lower other expenses. Compensation expense increased 3%, or $2 million, mainly due to an increase in direct pay and benefits. Outside services expense increased 25%, or $4 million, primarily due to transaction related costs. Other expenses decreased 5%, or $2 million, largely due to declines in promotion expense and real estate taxes.
Depreciation expense increased 4%, or less than $1 million, in the three months ended June 30, 2019. Amortization expense decreased 16%, or $7 million, in the three months ended June 30, 2019 due to the absence of amortization expense for certain network affiliation agreement intangible assets that were fully amortized at December 31, 2018.
Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
Programming expense, which represented 27% of revenues for the six months ended June 30, 2019 compared to 23% for the six months ended June 30, 2018, increased 20%, or $42 million, primarily due to increased network affiliate fees, partially offset by lower amortization of license fees. Network affiliate fees increased by $53 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018. The decline in amortization of license fees of $10 million was primarily driven by overall lower syndicated programming costs, partially offset by increased amortization for two new shows that premiered on WGN America in 2019.
Direct operating expenses, which represented 21% of revenues for both the six months ended June 30, 2019 and the six months ended June 30, 2018, decreased 1%, or $3 million, primarily due to a $1 million decrease in compensation expense due to a decline in direct pay and benefits and a $1 million decrease in outside services expense.
SG&A expenses, which represented 28% of revenues for both the six months ended June 30, 2019 and the six months ended June 30, 2018, increased 2%, or $5 million, primarily due to higher compensation and outside services expenses, partially offset by lower other expense. Compensation expense increased 4%, or $5 million, primarily due to increases in direct pay and benefits as well as severance expense. Outside services expense was up 14%, or $5 million, primarily due to transaction related costs. Other expenses decreased 5%, or $5 million, largely due to the receipt of $6 million of spectrum repack reimbursements in the first half of 2019 compared to $2 million of spectrum repack reimbursements in the first half of 2018.
Depreciation expense decreased 1%, or less than $1 million, for the six months ended June 30, 2019. Amortization expense decreased 16%, or $13 million, for the six months ended June 30, 2019 due to the absence of amortization expense for certain network affiliation agreement intangible assets that were fully amortized at December 31, 2018.
Gain on sales of spectrum of $133 million for the six months ended June 30, 2018 relates to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019.
TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands).

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Operating revenues	$482,557	$486,417	-1%	$935,984	$927,119	+1%
Operating expenses	382,954	366,650	+4%	756,456	595,500	+27%
Operating profit	$99,603	$119,767	-17%	$179,528	$331,619	-46%
Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
Television and Entertainment operating revenues fell 1%, or $4 million, in the three months ended June 30, 2019 largely due to a decrease in advertising revenue and other revenue, partially offset by an increase in retransmission revenues.
Television and Entertainment operating profit decreased 17%, or $20 million, in the three months ended June 30, 2019 mainly due to a $22 million increase in programming expenses and a decrease in operating revenue of $4 million, partially offset by a $7 million decline in amortization expense, as further described below.
Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
Television and Entertainment operating revenues increased 1%, or $9 million, in the six months ended June 30, 2019 largely due to an increase in retransmission revenues, partially offset by decreases in advertising revenue and other revenue, as further described below.
Television and Entertainment operating profit decreased 46%, or $152 million, in the six months ended June 30, 2019 mainly due to the absence of the net pretax gain of $133 million related to licenses sold in the FCC spectrum auction recorded in the first quarter of 2018, as described above, and a $42 million increase in programming expense, partially offset by a $9 million increase in revenue as well as a $13 million decrease in amortization expense, as further described below.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Advertising	$298,899	$311,431	-4%	$568,788	$581,870	-2%
Retransmission revenues	132,342	117,185	+13%	265,202	235,327	+13%
Carriage fees	40,771	40,815	—%	81,910	82,477	-1%
Other	10,545	16,986	-38%	20,084	27,445	-27%
Total operating revenues	$482,557	$486,417	-1%	$935,984	$927,119	+1%

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Advertising Revenues—Advertising revenues, net of agency commissions, decreased 4%, or $13 million, in the three months ended June 30, 2019 as an $18 million decrease in political advertising revenues was partially offset by a $2 million increase in core advertising revenues (comprised of local and national advertising, excluding political and digital) and a $3 million increase in digital revenues. The increase in core advertising revenues was primarily due to an increase in advertising spend in certain of our markets. Political advertising revenues, which are a component of total advertising revenues, were $3 million for the three months ended June 30, 2019 compared to $21 million for the three months ended June 30, 2018, as 2018 was an election year.
Retransmission Revenues—Retransmission revenues increased 13%, or $15 million, in the three months ended June 30, 2019 primarily due to a $21 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.
Carriage Fees—Carriage fees remained flat for the three months ended June 30, 2019 as rate increases were offset by a decrease in the number of subscribers.
Other Revenues—Other revenues are primarily derived from trade revenue, profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 38%, or $6 million, in the three months ended June 30, 2019 mainly due to a $5 million decrease in copyright royalties.
Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
Advertising Revenues—Advertising revenues, net of agency commissions, fell 2%, or $13 million, for the six months ended June 30, 2019 as a $23 million decrease in political advertising revenues was partially offset by a $5 million increase in core advertising revenues and a $5 million increase in digital revenues. The increase in core advertising revenues was primarily due to an increase in advertising spend in certain markets, an increase in revenues associated with airing the Super Bowl on six CBS-affiliated stations in 2019 compared to two NBC-affiliated stations in 2018, and advertising revenues in 2018 for non-NBC affiliated stations were negatively impacted by the 2018 Winter Olympics. Political advertising revenues, which are a component of total advertising revenues, were approximately $7 million for the six months ended June 30, 2019 compared to $30 million for the six months ended June 30, 2018, as 2018 was an election year.
Retransmission Revenues—Retransmission revenues increased 13%, or $30 million, in the six months ended June 30, 2019 primarily due to a $42 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decrease in the number of subscribers.
Carriage Fees—Carriage fees were flat for the six months ended June 30, 2019 as rate increases were offset by a decrease in the number of subscribers.
Other Revenues—Other revenues are primarily derived from trade revenue, profit sharing, revenue on syndicated content and copyright royalties. Other revenues decreased 27%, or $7 million, in the six months ended June 30, 2019 mainly due to a $5 million decrease in copyright royalties and a $1 million decrease in profit sharing from original programming.

Operating Expenses—Television and Entertainment operating expenses for the three and six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Compensation	$133,776	$133,224	—%	$270,204	$266,956	+1%
Programming	134,083	111,635	+20%	253,970	212,376	+20%
Depreciation	12,064	10,941	+10%	23,126	21,811	+6%
Amortization	35,018	41,681	-16%	70,039	83,368	-16%
Other	68,013	69,169	-2%	139,117	144,186	-4%
Gain on sales of spectrum	—	—	—%	—	(133,197)	-100%
Total operating expenses	$382,954	$366,650	+4%	$756,456	$595,500	+27%

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
Television and Entertainment operating expenses were up 4%, or $16 million, in the three months ended June 30, 2019 compared to the prior year period largely due to a $22 million increase in programming expense, partially offset by a $7 million decrease in amortization expense, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, remained flat for the three months ended June 30, 2019.
Programming Expense—Programming expense increased 20%, or $22 million, in the three months ended June 30, 2019. The increase was primarily due to higher network affiliate fees, partially offset by lower amortization of license fees. Network affiliate fees increased by $27 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018. The decline in amortization of license fees of $3 million was primarily driven by lower syndicated programming costs, partially offset by increased amortization for two new shows that premiered on WGN America in 2019.
Depreciation and Amortization Expense—Depreciation expense increased 10%, or $1 million, in the three months ended June 30, 2019. Amortization expense decreased 16%, or $7 million, in the three months ended June 30, 2019 due to the absence of amortization expense for certain network affiliation agreement intangible assets that were fully amortized at December 31, 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 2%, or $1 million, for the three months ended June 30, 2019 primarily due to higher spectrum repack reimbursements.
Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
Television and Entertainment operating expenses were up 27%, or $161 million, in the six months ended June 30, 2019 compared to the prior year period largely due to the net pretax gain of $133 million in the first quarter of 2018 related to licenses sold in the FCC spectrum auction, a $42 million increase in programming expenses and a $3 million increase in compensation expense, partially offset by a $13 million decline in amortization expense and a $5 million decline in other expense, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 1%, or $3 million, in the six months ended June 30, 2019 primarily due to increases in direct pay and benefits as well as severance expense.

Programming Expense—Programming expense increased 20%, or $42 million, in the six months ended June 30, 2019. The increase was primarily due to increased network affiliate fees, partially offset by lower amortization of license fees. Network affiliate fees increased by $53 million mainly due to the renewal of network affiliation agreements in eight markets with FOX during the third quarter of 2018, along with other contractual increases. The decline in amortization of license fees of $10 million is primarily driven by lower syndicated programming costs, partially offset by increased amortization for two new shows that premiered on WGN America in 2019.
Depreciation and Amortization Expense—Depreciation expense increased 6%, or $1 million, in the six months ended June 30, 2019. Amortization expense decreased 16%, or $13 million, in the six months ended June 30, 2019 due to the absence of amortization expense for certain network affiliation agreement intangible assets that were fully amortized at December 31, 2018.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 4%, or $5 million, in the six months ended June 30, 2019 primarily due to $6 million of spectrum repack reimbursements in 2019 compared to $2 million of spectrum repack reimbursements in 2018.
Gain on Sales of Spectrum—In the six months ended June 30, 2018, we recorded a net pretax gain of $133 million related to licenses sold in the FCC spectrum auction for which the spectrum of these television stations was surrendered in January 2018, as further described in Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019.
CORPORATE AND OTHER
Operating Revenues and Expenses—Corporate and Other operating revenues and expenses for the three and six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Real estate revenues	$1,479	$2,941	-50%	$3,040	$5,874	-48%

Operating Expenses
Real estate	$1,627	$3,003	-46%	$3,093	$5,234	-41%
Corporate (1)	26,174	21,639	+21%	51,491	46,908	+10%
Total operating expenses	$27,801	$24,642	+13%	$54,584	$52,142	+5%

(1)
Corporate operating expenses included $2 million of depreciation expense for each of the three months ended June 30, 2019 and June 30, 2018, and $3 million and $4 million of depreciation expense for the six months ended June 30, 2019 and June 30, 2018, respectively.

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
Real Estate Revenues—Real estate revenues decreased 50%, or $1 million, in the three months ended June 30, 2019 primarily due to the loss of revenue from real estate properties sold in 2018.
Real Estate Expenses—Real estate expenses decreased 46%, or $1 million, in the three months ended June 30, 2019 primarily due to a decrease in real estate taxes.
Corporate Expenses—Corporate expenses increased 21%, or $5 million, in the three months ended June 30, 2019 primarily due to higher transaction related costs.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
Real Estate Revenues—Real estate revenues decreased 48%, or $3 million, in the six months ended June 30, 2019 primarily due to the loss of revenue from real estate properties sold in 2018.
Real Estate Expenses—Real estate expenses decreased 41%, or $2 million, in the six months ended June 30, 2019 primarily due to a reduction in compensation expense and real estate taxes.
Corporate Expenses—Corporate expenses increased 10%, or $5 million, in the six months ended June 30, 2019 as a $4 million increase in outside services expense and a $1 million increase in compensation expense was partially offset by a $1 million decrease in depreciation expense. The increase in outside services expense was primarily due to transaction related costs.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Income on equity investments, net, before amortization of basis difference	$58,996	$65,037	-9%	$117,150	$116,643	—%
Amortization of basis difference (1)	(12,469)	(12,469)	—%	(24,938)	(24,938)	—%
Income on equity investments, net	$46,527	$52,568	-11%	$92,212	$91,705	+1%

(1)	See Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 for the discussion of the amortization of basis difference.
Income on equity investments, net decreased 11%, or $6 million, in the three months ended June 30, 2019 due to the absence of $10 million of equity income from CareerBuilder as a result of recognizing our share of the gain on the sale of one of its business operations in the second quarter of 2018, partially offset by higher equity income from TV Food Network. Income on equity investments, net increased 1%, or $1 million, in the six months ended June 30, 2019 due to higher equity income from TV Food Network, partially offset by the absence of $10 million of equity income from CareerBuilder, as described above.
Cash distributions from our equity method investments were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Cash distributions from equity investments	$28,379	$43,789	-35%	$181,461	$158,926	+14%

Cash distributions from equity investments decreased 35%, or $15 million, in the three months ended June 30, 2019 and increased 14%, or $23 million, in the six months ended June 30, 2019. Cash distributions from TV Food Network decreased 25%, or $9 million, in the three months ended June 30, 2019. Cash distributions from TV Food Network increased 19%, or $29 million, in the six months ended June 30, 2019 due to stronger operating performance as well as timing as cash distributions in 2018 to cover our taxes on our share of partnership income were lower based on the reduction in rates from the Tax Cuts and Jobs Act enacted in late 2017. The three and six months ended June 30, 2018 included $6 million of distributions from CareerBuilder, of which $5 million related to the distribution of proceeds from the sale of one of its business operations.

INTEREST INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest income, interest expense and income tax expense were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Interest income	$7,726	$2,336	*	$13,973	$4,234	*

Interest expense	$43,777	$41,990	+4%	$87,392	$82,621	+6%

Income tax expense	$23,835	$32,816	-27%	$61,612	$89,518	-31%

*	Represents positive or negative change equal to, or in excess of 100%
Interest Income—Increase in interest income of $5 million in the three months ended June 30, 2019 and $10 million in the six months ended June 30, 2019 was primarily due to higher interest rates and a higher average outstanding balance of cash and cash equivalents during the three and six months ended June 30, 2019 as compared to the prior year period.
Interest Expense—Interest expense for each of the three months ended June 30, 2019 and June 30, 2018 includes amortization of debt issuance costs of $2 million. Interest expense for each of the six months ended June 30, 2019 and June 30, 2018 includes amortization of debt issuance costs of $3 million.
Income Tax Expense—In the three and six months ended June 30, 2019, we recorded income tax expense of $24 million and $62 million, respectively. The effective tax rate on pretax income was 27.2% for the three months ended June 30, 2019. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes and a benefit of less than $1 million related to the resolution of federal and state income tax matters and other adjustments. The effective tax rate on pretax income was 25.8% for the six months ended June 30, 2019. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, a $2 million benefit related to stock-based compensation, a $3 million benefit resulting from a change in our state tax rates, and a $1 million charge related to the resolution of federal and state income tax matters and other adjustments.
In the three and six months ended June 30, 2018, we recorded income tax expense of $33 million and $90 million, respectively. The effective tax rate on pretax income was 28.0% for the three months ended June 30, 2018. The rate differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a less than $1 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation. The effective tax rate on pretax income was 28.4% for the six months ended June 30, 2018. The rate for the six months ended June 30, 2018 differs from the U.S. federal statutory rate of 21% due to state income taxes (net of federal benefit), non-deductible executive compensation, certain transaction costs and other expenses not fully deductible for tax purposes, and a net $3 million charge related primarily to the write-off of unrealized deferred tax assets related to stock-based compensation.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$210,263	$220,941
Net cash provided by (used in) investing activities	81,968	(17,744)
Net cash used in financing activities	(41,164)	(48,991)
Net increase in cash, cash equivalents and restricted cash	$251,067	$154,206
Operating activities
Net cash provided by operating activities for the six months ended June 30, 2019 was $210 million compared to $221 million for the six months ended June 30, 2018. The decrease was primarily due to lower cash flows from operating results and unfavorable working capital changes, largely offset by higher distributions from our equity investments and lower pension contributions. Distributions from our equity investments were $181 million for the six months ended June 30, 2019 compared to $159 million for the six months ended June 30, 2018.
Investing activities
Net cash provided by investing activities totaled $82 million for the six months ended June 30, 2019. Our capital expenditures in the six months ended June 30, 2019 totaled $31 million and included $12 million related to the FCC spectrum repacking project. In the six months ended June 30, 2019, we received net proceeds of $107.5 million from the 2019 Cubs Sale and $6 million of repack reimbursements from the FCC.
A majority of our remaining capital expenditures for the FCC spectrum repacking are expected to occur in 2019. Through June 30, 2019, we have incurred $39 million in capital expenditures for the spectrum repack, of which $17 million has been reimbursed by the FCC. We expect that the reimbursements from the FCC’s special fund will cover the majority of our capital costs and expenses related to the repacking. However, we cannot currently predict the effect of the repacking, whether the special fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursements or any spectrum-related FCC regulatory action.
Net cash used in investing activities totaled $18 million for the six months ended June 30, 2018. Our capital expenditures in the six months ended June 30, 2018 totaled $25 million and included $5 million related to the FCC spectrum repacking project. In the six months ended June 30, 2018, we received net proceeds of $4 million related to the sales of investments and $2 million of repack reimbursements from the FCC.
Financing activities
Net cash used in financing activities was $41 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, we paid quarterly cash dividends of $44 million and paid $9 million of tax withholdings related to net share settlements of share-based awards while receiving proceeds of $11 million from stock option exercises.
Net cash used in financing activities was $49 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we paid dividends of $44 million and paid $6 million of tax withholdings related to net share settlement of share-based awards.
Debt
Our debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term Loan Facility
Term B Loans due 2020, effective interest rate of 3.84%, net of unamortized discount and debt issuance costs of $952 and $1,268	$188,673	$188,357
Term C Loans due 2024, effective interest rate of 3.85%, net of unamortized discount and debt issuance costs of $16,565 and $18,305	1,649,327	1,647,587
5.875% Senior Notes due 2022, net of debt issuance costs of $8,478 and $9,861	1,091,522	1,090,139
Total debt	$2,929,522	$2,926,083

Secured Credit Facility—At both June 30, 2019 and December 31, 2018, our secured credit facility (the “Secured Credit Facility”) consisted of a term loan facility (the “Term Loan Facility”), under which $1.666 billion of term C loans (the “Term C Loans”) and $190 million of term B loans (the “Term B Loans”) were outstanding. At both June 30, 2019 and December 31, 2018, there were no borrowings outstanding under our $338 million revolving credit facility (the “Revolving Credit Facility”); however, there were standby letters of credit outstanding of $20 million, primarily in support of our workers’ compensation insurance programs. See Note 7 to our audited consolidated financial statements for the year ended December 31, 2018 for further information and significant terms and conditions associated with the Term Loan Facility and the Revolving Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility.

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
On August 2, 2019, we caused to be delivered to the holders of the Notes a conditional notice of redemption (the “Initial Notice”) relating to the full redemption of all issued and outstanding Notes (the “Redemption”) on August 12, 2019 (as delayed in our discretion, the “Redemption Date”), pursuant to Section 5.2 of the Indenture, dated as of June 24, 2015 (as amended, supplemented or otherwise modified to date, the “Indenture”), among us, each of the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee. On August 8, 2019, we caused to be delivered to the holders of the Notes a supplemental conditional notice of redemption (the “Supplemental Notice”, and the Initial Notice as supplemented by the Supplemental Notice, the “Notice”) in order to delay the Redemption of the Notes to August 15, 2019. The redemption price for the Notes is equal to the sum of 101.469% of the principle amount of the Notes, plus accrued and unpaid interest, if any, on the Notes to (but not including) the Redemption Date (the “Redemption Price”).
Our obligation to pay the Redemption Price on the Redemption Date is conditioned upon the consummation of the Nexstar Merger (the “Condition”). In our discretion, the Redemption Date may be delayed until such time as the Condition is satisfied (or waived in our sole discretion). In our discretion, the Redemption may not occur and the Notice may be rescinded in the event that the Condition is not satisfied (or waived in our sole discretion) by the Redemption Date or by the Redemption Date so delayed. The closing of the Nexstar Merger is subject to a number of conditions. As a result, there can be no assurance that the Redemption will occur on the Redemption Date or at all. See Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 for information regarding the Nexstar Merger and the Nexstar Merger Agreement.
Repurchases of Equity Securities
On February 24, 2016, the Board of Directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program may be suspended or discontinued at any time. We did not repurchase any shares of Common Stock during 2018 and did not make any share repurchases during the six months ended June 30, 2019 due to restrictions contained in the now terminated Sinclair Merger Agreement and the Nexstar Merger Agreement. As of June 30, 2019, the remaining authorized amount under the current authorization totaled approximately $168 million.
Cash Dividends
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2019		2018
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$22,061	$0.25	$21,922
Second quarter	0.25	22,114	0.25	21,925
Total quarterly cash dividends declared and paid	$0.50	$44,175	$0.50	$43,847
On August 1, 2019, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on September 3, 2019 to holders of record of Common Stock and Warrants as of the close of business on

August 19, 2019. However, in the event the Nexstar Merger closes prior to the close of business on August 19, 2019, holders of the Company’s Common Stock and Warrants will not be entitled to this dividend.
The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are at the discretion of the Board and will depend upon various factors then existing, including our earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. Under the Nexstar Merger Agreement, we may not pay dividends other than quarterly cash dividends of $0.25 or less per share. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
Off-Balance Sheet Arrangements
As further described in Note 5 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, we sold our 5% ownership interest in CEV LLC on January 22, 2019. Concurrently with the sale, we ceased being a guarantor of all debt facilities held by New Cubs LLC.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 for a discussion of new accounting guidance and the Company’s adoption of certain accounting standards in 2019.
We have updated our lease accounting policies in conjunction with our adoption of Topic 842 as further described in Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019. See Note 1 for additional information on the key judgments and estimates related to lease accounting under the new policy. Except for the adoption of Topic 842, there were no other changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2018 Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2019. Based on management’s evaluation, our Chief Executive Officer and

Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2018 for further information.
As further described in Note 11 to our audited consolidated financial statements for the year ended December 31, 2018, on June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain on the Chicago Cubs Transactions (as defined and described in Note 6 to our audited consolidated financial statements for the year ended December 31, 2018) should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2019 would be approximately $92 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we filed a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009.
As further described in Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, on August 21, 2018, NEH provided the Call Notice to us that NEH was exercising its right pursuant to the Amended and Restated Limited Liability Company Agreement of CEV LLC to purchase our 5% membership interest in CEV LLC. We sold our 5% ownership interest in CEV LLC on January 22, 2019 for pretax proceeds of $107.5 million and recognized a gain of $86 million before taxes ($66 million after taxes) in the first quarter of 2019. As a result of the sale, the previously recorded deferred tax liability of $69 million related to the future recognition of taxable income related to the Chicago Cubs Transactions became currently payable.

Subsequent to the sale, we no longer own any portion of CEV LLC, and we maintain no deferred taxes or tax reserves related to the Chicago Cubs Transactions. As of June 30, 2019, we have paid or accrued approximately $167 million of federal and state taxes on the deferred gain and the 2019 Cubs Sale through our regular tax reporting process. The sale of our ownership interest in CEV LLC has no impact on our dispute with the IRS.
Our liability for unrecognized tax benefits totaled $22 million and $21 million at June 30, 2019 and December 31, 2018, respectively.
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
On September 10, 2018, The Arbitrage Event-Driven Fund filed a putative securities class action complaint (the “Securities Complaint”) against us and members of our senior management in the United States District Court for the Northern District of Illinois. The Securities Complaint alleges that Tribune Media Company and its senior management violated Sections 10(b) and 20(a) of the Exchange Act by misrepresenting and omitting material facts concerning Sinclair’s conduct during the Sinclair Merger approval process. On December 18, 2018, the Court appointed The Arbitrage Event-Driven Fund and related entities as Lead Plaintiffs. On January 31, 2019, Lead Plaintiffs and two other named plaintiffs filed an amended complaint (the “Amended Complaint”). The Amended Complaint eliminates the claim under Section 20(a) of the Exchange Act and adds a claim under Section 11 of the Securities Act related to a November 29, 2017 public offering of our Class A Common Stock by Oaktree Tribune, L.P. (“Oaktree”). The Amended Complaint also names certain members of the Board of Directors of Tribune Media Company as defendants. The Amended Complaint also includes claims against Oaktree, Oaktree Capital Management, L.P. and Morgan Stanley & Co. LLC. The lawsuit is purportedly brought on behalf of purchasers of our Class A Common Stock between November 29, 2017 and July 16, 2018, contemporaneously with Oaktree’s sales in the November 29, 2017 public offering or pursuant or traceable to that offering. Plaintiffs seek damages in an amount to be determined at trial. On March 29, 2019, the Company and the individual Tribune Media Company defendants filed a motion to dismiss the Amended Complaint, and that motion is now fully briefed before the Court. We believe this lawsuit is without merit and intend to defend it vigorously.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
No Warrants were exercised for Class A Common Stock or for Class B Common Stock during the six months ended June 30, 2019. As further described in Note 11 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, 30,551 Warrants remain outstanding as of June 30, 2019. The Warrants are exercisable at the holder’s option into Class A Common Stock, Class B Common Stock, or a combination thereof, at an exercise price of $0.001 per share or through “cashless exercise,” whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price.
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
Repurchases of Equity Securities
During the six months ended June 30, 2019, we did not make any share repurchases pursuant to the 2016 Stock Repurchase Program, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities.” As of June 30, 2019, the remaining authorized amount under the current authorization totaled $168 million. The Nexstar Merger Agreement prohibits us from engaging in additional share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2019.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer